Form 10-Q
period 2014-06-30
NextEra Energy Partners, LP
filed 2014-08-01
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant's telephone number	IRS Employer Identification Number
001-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558
700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000

State or other jurisdiction of incorporation or organization:  Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

The number of NextEra Energy Partners, LP common units outstanding, as of the latest practicable date:  Common Units outstanding as of July 31, 2014:  18,687,500

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as result, are expected to, will continue, is anticipated, aim, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NextEra Energy Partners, LP's (NEP) operations and financial results, and could cause NEP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEP in this Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

Operational Risks

•	NEP has a limited operating history and its projects may not perform as expected.

•	NEP's ability to make cash distributions to its unitholders will be affected by wind and solar conditions at its projects.

•	Operation and maintenance of energy projects involve significant risks that could result in unplanned power outages or reduced output.

•
Some of NEP's projects' and some of NextEra Energy Resources, LLC's (NEER) right of first offer projects' (ROFO Projects) wind turbines are not generating the amount of energy estimated by their manufacturers' original power curves, and the manufacturers may not be able to restore energy capacity at the affected turbines.

•	Initially, NEP will depend on certain of the projects in its initial portfolio for a substantial portion of its anticipated cash flows.

•	Terrorist or similar attacks could impact NEP's projects or surrounding areas and adversely affect its business.

•	NEP's energy production may be substantially below its expectations if a natural disaster or meteorological conditions damage its turbines, solar panels, other equipment or facilities.

•	NEP is not able to insure against all potential risks and it may become subject to higher insurance premiums.

•
Warranties provided by the suppliers of equipment for NEP's projects may be limited by the ability of a supplier to satisfy its warranty obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections, or the warranties may be insufficient to compensate NEP's losses.

•	Supplier concentration at certain of NEP's projects may expose it to significant credit or performance risks.

•
NEP relies on interconnection and transmission facilities of third parties to deliver energy from its projects, and if these facilities become unavailable, NEP's projects may not be able to operate or deliver energy.

•	NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations.

•	NEP's projects may be adversely affected by legislative changes or a failure to comply with applicable energy regulations.

•
As a result of the U.S. Federal Power Act (FPA) and the U.S. Federal Energy Regulatory Commission's (FERC) regulations of transfers of control over public utilities, an investor could be required to obtain FERC approval to acquire common units that would give the investor and its affiliates indirect ownership of 10% or more in NEP's U.S. project entities.

•
NEP does not own all of the land on which the projects in its initial portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or leaseholders that have rights that are superior to NEP's rights.

•	NEP is subject to risks associated with litigation or administrative proceedings that could materially impact its operations, including future proceedings related to projects it subsequently acquires.

•	The Summerhaven, Conestogo and Bluewater projects are subject to Canadian domestic content requirements under their Feed-in-Tariff (FIT) Contracts.

•	NEP's cross-border operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and non-U.S. jurisdictions.

•
NEP is subject to risks associated with its ownership or acquisition of projects that remain under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

Contract Risks

•
NEP relies on a limited number of counterparties in its energy sale arrangements and NEP is exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to NEP or that they otherwise terminate their agreements with NEP.

•
NEP may not be able to extend, renew or replace expiring or terminated agreements, such as its power purchase agreements (PPAs), Renewable Energy Standard Offer Program (RESOP) Contracts and FIT Contracts, at favorable rates or on a long-term basis.

•
If the energy production by or availability of NEP's U.S. projects is less than expected, they may not be able to satisfy minimum production or availability obligations under NEP's U.S. project entities’ PPAs.

Risks Related to NEP's Acquisition Strategy and Future Growth

•	NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

•	NextEra Energy Operating Partners, LP's (NEP OpCo) partnership agreement requires that it distribute its available cash, which could limit its ability to grow and make acquisitions.

•	Lower prices for other fuel sources reduce the demand for wind and solar energy.

•	Government regulations providing incentives and subsidies for clean energy could change at any time and such changes may negatively impact NEP's growth strategy.

•
NEP's growth strategy depends on the acquisition of projects developed by NextEra Energy, Inc. (NEE) and third parties, which face risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.

•	NEP's ability to effectively consummate future acquisitions will also depend on its ability to arrange the required or desired financing for acquisitions.

•	Acquisitions of existing clean energy projects involve numerous risks.

•	Renewable energy procurement is subject to U.S. state and Canadian provincial regulations, with relatively irregular, infrequent and often competitive procurement windows.

•
While NEP currently owns only wind and solar projects, NEP may acquire other sources of clean energy, including natural gas and nuclear projects, and may expand to include other types of assets including transmission projects, and any future acquisition of non-renewable energy projects, including transmission projects, may present unforeseen challenges and result in a competitive disadvantage relative to NEP's more-established competitors.

•	NEP faces substantial competition primarily from developers, independent power producers (IPPs), pension and private equity funds for opportunities in North America.

Risks Related to NEP's Financial Activities

•
Restrictions in NEP OpCo's subsidiaries' revolving credit facility could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

•	NEP's cash available for distribution to its unitholders may be reduced as a result of restrictions on its subsidiaries’ cash distributions to NEP under the terms of their indebtedness.

•
NEP's subsidiaries’ substantial amount of indebtedness may adversely affect NEP's ability to operate its business and its failure to comply with the terms of its indebtedness could have a material adverse effect on NEP's financial condition.

•	Currency exchange rate fluctuations may affect NEP's operations.

•	NEP is exposed to risks inherent in its use of interest rate swaps.

Risks Related to NEP's Relationship with NEE

•	NEE will exercise substantial influence over NEP and NEP is highly dependent on NEE and its affiliates.

•	NEP is highly dependent on credit support from NEE and its affiliates;

•
NEP's subsidiaries may default under contracts or become subject to cash sweeps if credit support is terminated, if NEE or its affiliates fail to honor their obligations under credit support arrangements, or if NEE or another credit support provider ceases to satisfy creditworthiness requirements, and NEP will be required in certain circumstances to reimburse NEE for draws that are made on credit support.

•
NEER, an indirect wholly-owned subsidiary of NEE, or one of its affiliates will be permitted to borrow funds received by NEP's subsidiaries, including NEP OpCo, as partial consideration for its obligation to provide credit support to NEP, and NEER will use these funds for its own account without paying additional consideration to NEP and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo.

•
NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return a portion of the funds borrowed from NEP's subsidiaries.

•	NEP may not be able to consummate future acquisitions from NEER.

•
NextEra Energy Partners GP, Inc. (NEP GP), NEP's general partner, and its affiliates, including NEE, have conflicts of interest with NEP and limited duties to NEP and its unitholders and they may favor their own interests to the detriment of NEP and holders of NEP's common units;

•	NEE and other affiliates of NEP GP are not restricted in their ability to compete with NEP.

•	NEP may be unable to terminate the management services agreement among NEP, NextEra Energy Management Partners, LP (NEE Management), NEP OpCo and NEP GP (Management Services Agreement).

•
If NEE Management terminates the Management Services Agreement, NEER terminates the management services subcontract between NEE Management and NEER (Management Sub-Contract) or either of them defaults in the performance of its obligations thereunder, NEP may be unable to contract with a substitute service provider on similar terms, or at all.

•
NEP's arrangements with NEE limit its liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

•
The credit and risk profile of NEP GP and its owner, NEE, could adversely affect NEP's credit ratings and risk profile, which could increase NEP's borrowing costs or hinder NEP's ability to raise capital.

Risks Related to Ownership of NEP's Common Units

•	NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

•
If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR Fee as defined in the Management Services Agreement payable to NEE Management under the Management Services Agreement.

•	Holders of NEP's common units have limited voting rights and are not entitled to elect its general partner or its directors.

•	NEP's partnership agreement restricts the remedies available to holders of its common units for actions taken by its general partner that might otherwise constitute breaches of fiduciary duties.

•	NEP's partnership agreement restricts the voting rights of unitholders owning 10% or more of its common units.

•	NEP's partnership agreement replaces NEP GP's fiduciary duties to holders of NEP's common units with contractual standards governing its duties.

•	Even if holders of NEP's common units are dissatisfied, they cannot initially remove NEP GP, as NEP's general partner, without NEE's consent.

•	NEP GP's interest in NEP and the control of NEP GP may be transferred to a third party without unitholder consent.

•	The IDR Fee may be transferred to a third party without unitholder consent.

•	NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

•
Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash available for distribution to or from NEP OpCo and from NEP to NEP's common unitholders, and the amount and timing of such reimbursements and fees will be determined by NEP GP and there are no limits on the amount that NEP OpCo may be required to pay.

•
Discretion in establishing cash reserves by NextEra Energy Operating Partners GP, LLC (NEE Operating GP), the general partner of NEP OpCo, may reduce the amount of cash available for distribution to unitholders.

•	While NEP's partnership agreement requires NEP to distribute its available cash, NEP's partnership agreement, including provisions requiring NEP to make cash distributions, may be amended.

•	NEP OpCo can borrow money to pay distributions, which would reduce the amount of credit available to operate NEP's business.

•
Increases in interest rates could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to make cash distributions at intended levels.

•
The price of NEP's common units may fluctuate significantly and unitholders could lose all or part of their investment and a market that will provide unitholders with adequate liquidity may not develop.

•	The liability of holders of NEP's common units, which represent limited partner interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

•	Unitholders may have liability to repay distributions that were wrongfully distributed to them.

•	Except in limited circumstances, NEP GP has the power and authority to conduct NEP's business without unitholder approval.

•	Contracts between NEP, on the one hand, and NEP GP and its affiliates, on the other hand, will not be the result of arm's-length negotiations.

•	Common unitholders will have no right to enforce the obligations of NEP GP and its affiliates under agreements with NEP.

•	NEP GP decides whether to retain separate counsel, accountants or others to perform services for NEP.

•	The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

Taxation Risks

•
NEP's future tax liability may be greater than expected if NEP does not generate net operating losses (NOLs) sufficient to offset taxable income or if tax authorities challenge certain of its tax positions.

•	NEP's ability to utilize its NOLs to offset future income may be limited.

•	NEP will not have complete control over its tax decisions.

•	A valuation allowance may be required for NEP's deferred tax assets.

•	Distributions to unitholders may be taxable as dividends.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  NEP makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEP's internet website, www.nexteraenergypartners.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.  The information and materials available on NEP's website are not incorporated by reference into this Form 10-Q.  The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NextEra Energy Partners, LP
Balance Sheet
(unaudited)

As of June 30, 2014
Partners’ equity
General partner	$10,000
General partner contribution receivable	(10,000)
Limited partner	100
Limited partner contribution receivable	(100)
Total partners’ equity	$—

The accompanying notes are an integral part of the balance sheet.

NEXTERA ENERGY PARTNERS, LP
NOTES TO BALANCE SHEET
As of June 30, 2014 (unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

NEP was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly owned subsidiary of NEE, a Florida corporation.  NEP was formed to be a growth-oriented limited partnership that would own, operate and acquire clean and contracted generation assets with stable long-term cash flows.  On July 1, 2014, NEP completed its initial public offering (Offering) of common units, representing limited partner interests.  NEP's outstanding common units after the Offering are described in Note 3.  Immediately prior to the completion of the Offering, NEP acquired a portfolio of contracted renewable energy assets totaling approximately 990 megawatts (MW).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of presentation— NEP’s balance sheet has been prepared in accordance with accounting principles generally accepted in the U.S. Separate statements of income, changes in partners’ equity and cash flows have not been presented in the financial statements because there have been no activities of NEP other than those related to its formation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.

3.  INITIAL PUBLIC OFFERING

On July 1, 2014, NEP completed its Offering by issuing 18,687,500 common units at a price to the public of $25 per common unit.  The proceeds from the Offering, net of underwriting discounts, commissions and structuring fees, were approximately $438.3 million, of which NEP used approximately $288.3 million to purchase 12,291,593 common units of NEP OpCo from NextEra Energy Equity Partners, LP (NEE Equity) and approximately $150 million to purchase 6,395,907 NEP OpCo common units from NEP OpCo, which will use the net proceeds for general corporate purposes, including to fund future acquisition opportunities.  After the application of the net proceeds from the Offering, NEP owns a 20.1% limited partnership interest in NEP OpCo.

On July 1, 2014, NEP OpCo and its direct subsidiaries (Loan Parties) entered into a $250 million variable rate, senior secured revolving credit facility that expires in July 2019 (revolving credit facility). The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility to up to $1 billion in the aggregate, subject to certain conditions. Borrowings under the revolving credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. Loans outstanding in U.S. dollars under the revolving credit facility will bear interest at either (i) a base rate, which will be the highest of (x) the federal funds rate plus 0.50%, (y) the administrative agent’s prime rate or (z) the one-month London Interbank Offered Rate (LIBOR) plus 1.0%, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. Loans outstanding in Canadian dollars will bear interest at either (i) a Canadian prime rate, which will be the higher of (x) the Canadian prime rate of a Canadian branch of the administrative agent and (y) the one-month Canadian Dealer Offered Rate (CDOR) plus 1.0%, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month CDOR plus an applicable margin. The revolving credit facility will be subject to a facility fee ranging from 0.375% to 0.50% per annum depending on NEP OpCo’s leverage ratio (as defined in the revolving credit facility). The revolving credit facility is secured by liens on the assets of NEP OpCo, and certain other assets of, and the ownership interest in, one of its direct subsidiaries, including wind and solar generating facilities with a total generating capability of approximately 990 megawatts. The revolving credit facility contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the revolving credit facility and related documents. Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP, and must be repaid by the end of the revolving credit term.

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES	$86,724	$34,462	$146,222	$66,408
OPERATING EXPENSES
Operations and maintenance	15,485	5,942	26,701	14,045
Depreciation and amortization	18,761	8,220	35,197	16,028
Transmission expense	540	526	1,083	1,051
Taxes other than income taxes and other	1,527	931	2,765	1,781
Total operating expenses	36,313	15,619	65,746	32,905
OPERATING INCOME	50,411	18,843	80,476	33,503
OTHER INCOME (DEDUCTIONS)
Interest expense	(23,619)	(9,789)	(42,367)	(19,887)
Gain on settlement of contingent consideration of project acquisition	—	4,809	—	4,809
Other—net	68	48	92	43
Total other deductions—net	(23,551)	(4,932)	(42,275)	(15,035)
INCOME BEFORE TAXES	26,860	13,911	38,201	18,468
INCOME TAXES	4,691	6,213	10,687	11,165
NET INCOME	$22,169	$7,698	$27,514	$7,303

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of income tax expense/(benefit) ($2,436), $3,395, ($4,336) and $4,725, respectively)	(5,152)	5,279	(8,253)	7,626
Reclassification from accumulated other comprehensive loss to net income (net of income tax expense $372, $399, $748 and $754, respectively)	577	588	1,192	1,215
Unrealized gains (losses) on foreign currency translation	3,893	(12,179)	(2,993)	(20,309)
Total other comprehensive loss, net of tax	(682)	(6,312)	(10,054)	(11,468)
COMPREHENSIVE INCOME (LOSS)	$21,487	$1,386	$17,460	$(4,165)

The accompanying notes are an integral part of these condensed combined financial statements.

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
CONDENSED COMBINED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$107,095	$26,580
Accounts receivable	63,039	203,072
Restricted cash	344,583	2,370
Prepaid expenses	1,583	1,392
Other current assets	7,863	6,178
Total current assets	524,163	239,592
Non-current assets:
Property, plant and equipment, net	2,087,810	1,755,711
Construction work in progress	164,037	542,052
Deferred income taxes	32,955	29,010
Other non-current assets	67,487	66,586
Total non-current assets	2,352,289	2,393,359
TOTAL ASSETS	$2,876,452	$2,632,951
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,517	$42,489
Due to related parties	32,837	15,153
Current maturities of long-term debt	396,037	370,251
Accrued interest	22,130	16,052
Other current liabilities	13,376	10,333
Total current liabilities	501,897	454,278
Non-current liabilities:
Long-term debt	1,839,241	1,429,370
Asset retirement obligation	16,249	14,901
Other non-current liabilities	40,841	26,986
Total non-current liabilities	1,896,331	1,471,257
TOTAL LIABILITIES	2,398,228	1,925,535
COMMITMENTS AND CONTINGENCIES
MEMBERS’ EQUITY:
Additional paid-in capital	417,908	664,560
Retained earnings	85,874	58,360
Accumulated other comprehensive loss	(25,558)	(15,504)
TOTAL MEMBERS’ EQUITY	478,224	707,416
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$2,876,452	$2,632,951

The accompanying notes are an integral part of these condensed combined financial statements.

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,514	$7,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,197	16,028
Intangible amortization	(232)	(253)
Amortization of deferred financing costs	3,088	1,422
Deferred income taxes	10,687	11,165
Gain on settlement of contingent consideration for project acquisition	—	(4,809)
Loss on disposal of assets	—	40
Changes in operating assets and liabilities:
Accounts receivable	(16,626)	6,629
Prepaid expenses and other current assets	(2,603)	3,162
Other non-current assets	121	(41)
Accounts payable and accrued expenses	1,039	4,343
Due to related parties	13,630	4
Other current liabilities	12,637	(3,066)
Other non-current liabilities	123	547
Net cash provided by operating activities	84,575	42,474
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(90,474)	(364,155)
Proceeds from convertible investment tax credits	306,240	—
Proceeds from asset disposals	—	38
Changes in restricted cash	(344,011)	207,284
Insurance proceeds	321	4,038
Net cash used in investing activities	(127,924)	(152,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Member contributions	362,426	191,412
Member distributions	(235,657)	(72,936)
Issuances of long-term debt	14,748	—
Deferred financing costs	—	(510)
Retirements of long-term debt	(18,718)	(12,295)
Payment of contingent consideration for project acquisition	—	(3,675)
Net cash provided by financing activities	122,799	101,996
Effect of exchange rate changes on cash	1,065	(432)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,515	(8,757)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	26,580	21,028
CASH AND CASH EQUIVALENTS—END OF PERIOD	$107,095	$12,271
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$21,270	$20,968
Members’ noncash contributions for construction costs and other expenditures	$107,543	$72,090
Members’ net distributions for CITC payments	$—	$66,834
Change in accrued CITC that results in a reduction to property, plant and equipment	$149,945	$—
Members’ noncash distributions	$480,964	$8,424
New asset retirement obligation additions	$986	$272
Net change in accrued but not paid for capital expenditures	$(19,033)	$126,036

The accompanying notes are an integral part of these condensed combined financial statements.

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(unaudited)

The accompanying unaudited condensed combined financial statements represent the combination of the assets that NEP acquired and were prepared using NEE’s historical basis in the assets and liabilities.  For purposes of the unaudited condensed combined financial statements, the term NEP represents the accounting predecessor, or the combination of the acquired projects.

The accompanying unaudited condensed combined financial statements should be read in conjunction with NEP’s combined financial statements for the years ended December 31, 2013 and 2012 contained in NEP’s prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 26, 2014 (Prospectus).  In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as an independent, publicly-traded company during the period prior to the completion of the Offering.

1.  ORGANIZATION AND NATURE OF BUSINESS

NEP was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly owned subsidiary of NEE, a Florida corporation.  NEP was formed to be a growth-oriented limited partnership that would own, operate and acquire clean and contracted generation assets with stable long-term cash flows.

On July 1, 2014, NEP completed its Offering by issuing 18,687,500 common units at a price to the public of $25 per unit.  The proceeds from the Offering, net of underwriting discounts, commissions and structuring fees, were approximately $438.3 million, of which NEP used approximately $288.3 million to purchase 12,291,593 common units of NEP OpCo from NEE Equity and approximately $150 million to purchase 6,395,907 NEP OpCo common units from NEP OpCo, which will use the net proceeds for general corporate purposes, including to fund future acquisition opportunities.  After the application of the net proceeds from the Offering, NEP owns a 20.1% limited partnership interest in NEP OpCo.

In connection with the Offering, NEP acquired the following portfolio of clean, contracted renewable energy assets (initial portfolio):

Project	Commercial Operation Date	Resource	MW	Counterparty	Contract Expiration	Project Financing (Maturity)
Northern Colorado	September 2009	Wind	174.3	Public Service Company of Colorado	2029 (22.5 MW) / 2034 (151.8 MW)	Mountain Prairie (2030)
Elk City	December 2009	Wind	98.9	Public Service Company of Oklahoma	2030	Mountain Prairie (2030)
Moore	February 2012	Solar	20.0	Ontario Power Authority	2032	St. Clair (2031)
Sombra	February 2012	Solar	20.0	Ontario Power Authority	2032	St. Clair (2031)
Perrin Ranch	January 2012	Wind	99.2	Arizona Public Service Company	2037	Canyon Wind (2030)
Conestogo	December 2012	Wind	22.9	Ontario Power Authority	2032	Trillium (2033)
Tuscola Bay	December 2012	Wind	120.0	DTE Electric Company	2032	Canyon Wind (2030)
Summerhaven	August 2013	Wind	124.4	Ontario Power Authority	2033	Trillium (2033)
Genesis	November 2013 (125.0 MW)/ March 2014 (125.0 MW)	Solar	250.0	Pacific Gas & Electric Co.	2039	Genesis (2038)
Bluewater	July 2014	Wind	59.9	Ontario Power Authority	2034	Bluewater (2032)
Total			989.6

2.  Long-Term Debt

During the second quarter of 2014, subsidiaries of NEP issued approximately $280 million principal amount of 5.60% limited-recourse senior secured amortizing notes maturing in September 2038 related to the Genesis project.  The proceeds were used primarily to reimburse NEER for a portion of the costs associated with the construction of the solar thermal generating facility, and are included as noncash activity in NEP's condensed combined statements of cash flows..  The notes are secured by liens on the equity interests in Genesis Solar Funding, LLC and its wholly-owned subsidiary, which indirectly owns the Genesis Solar project, a 250 megawatt utility-scale concentrating solar thermal generating facility located in California.

In June 2014, subsidiaries of NEP also entered into and borrowed approximately C$170 million (approximately $157 million) under a Canadian limited-recourse senior secured variable rate term loan agreement related to its Bluewater project that matures in 2032.  Interest on the loan is based on the applicable Canadian Dealer Offered Rate plus a specified margin and is payable

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)
(unaudited)

quarterly.  Principal on the loan will be payable semi-annually.  In connection with the borrowing, Bluewater entered into an interest rate swap to hedge against interest rate movements with respect to substantially all interest payments on the loan. Substantially all of the loan proceeds were used to repay, in part, a loan from a Canadian subsidiary of NEER, and are included as noncash activity in NEP's condensed combined statements of cash flows.  The loan is secured by liens on the wind generating facility's assets and certain other assets of, and the ownership interest in, Bluewater, which owns the facility.

Both debt agreements contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the loan agreement and related documents, actions by the NEP subsidiaries or by other parties under specified agreements relating to the generating facility or the debt agreements, the termination of certain of such specified agreements and certain bankruptcy-related events.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Revenue—Revenue recognized for the three and six months ended June 30, 2014 and 2013, includes revenues from operations located outside of the U.S.  This revenue was approximately $19.0 million and $10.9 million for the three months ended June 30, 2014 and 2013, respectively, and $41.0 million and $17.7 million for the six months ended June 30, 2014 and 2013, respectively.

In May 2014, the Financial Accounting Standards Board issued a new accounting standard which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standard is effective for NEP beginning January 1, 2017.  NEP is currently evaluating the effect the adoption of this standard will have, if any, on its financial statements.

Inventories— Spare parts inventories are stated at the lower of weighted average cost or market and are included in other current assets in NEP’s condensed combined balance sheets.  Spare parts inventory was $5.6 million and $4.3 million as of June 30, 2014 and December 31, 2013, respectively.

Property, Plant and Equipment, net—Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations and transmission lines.  Property, plant and equipment, excluding land, is recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 30 years, commencing on the date the assets are placed in service.  Maintenance and repairs of property, plant and equipment are charged to operations and maintenance expenses, as incurred.

Convertible Investment Tax Credits (CITCs) of $595.1 million and $445.1 million as of June 30, 2014 and December 31, 2013, respectively, are recorded as a reduction in property, plant and equipment, net in the condensed combined balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. As of June 30, 2014, NEP had recorded a CITC receivable of $24.1 million associated with the Genesis project, which is included in accounts receivable on NEP's condensed combined balance sheets.

Total net long-lived assets held by operations outside the U.S. amounted to approximately $753.0 million and $625.9 million, respectively, as of June 30, 2014 and December 31, 2013.

Construction Work in Progress—Construction work in progress includes construction materials, turbine generators, solar panel assemblies and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects.  Upon commencement of plant operations, costs associated with construction work in progress are transferred to property, plant and equipment, net.

Construction work in progress decreased and property, plant and equipment, net and CITCs increased at June 30, 2014, primarily due to the second unit of the Genesis facility going into service in March 2014.

4.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period. In connection with its debt financings in September 2012 and June 2014, NEP entered into interest rate swap agreements to manage interest rate cash flow risk.  Under the interest rate swap agreements, NEP pays a fixed rate of interest and receives a floating rate of interest over the term of the agreements without the exchange of the underlying notional amounts.  These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate swap agreements.  The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, which mature in 2030 and 2032.  As of June 30, 2014 and December 31, 2013, the combined notional amounts of the swap agreements were approximately $355.7 million and $211.8 million, respectively.  In order to apply hedge accounting, the transactions must be designated as hedges and must be highly effective in offsetting the hedged risk.  For interest rate swaps, generally NEP assesses a hedging instrument’s effectiveness by using non-statistical methods including dollar value

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)
(unaudited)

comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout the hedge’s life.  The effective portion of changes in the fair value of derivatives accounted for as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (AOCI).  The amounts deferred in AOCI are recognized in earnings when the hedged transactions occur.  Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in current earnings.

Approximately $5.1 million of net losses included in AOCI at June 30, 2014, is expected to be reclassified into interest expense within the next 12 months as interest payments are made.  Such amount assumes no change in interest rates.  Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's condensed combined statements of cash flows.

The fair values of NEP's derivative instruments designated as cash flow hedging instruments are included in NEP's condensed combined balance sheets as follows:

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate swaps:
Other non-current assets	$11.2	$—	$18.2	$—
Other current liabilities	$—	$5.1	$—	$3.7
Other non-current liabilities	$—	$2.3	$—	$—

Gains (losses) related to NEP's cash flow hedges are recorded in NEP's condensed combined financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Interest rate swaps:
Gains (losses) recognized in other comprehensive income	$(7.6)	$8.7	$(12.6)	$12.3
Losses reclassified from AOCI to net income(a)	$0.9	$1.0	$1.9	$2.0
____________________
(a)  Included in interest expense.

5.  FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available.  NEP uses several different valuation techniques to measure the fair value of assets and liabilities relying primarily on the market approach of using prices and other market information for identical or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis.  Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements.  NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of its assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels.  Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.  All transfers between fair value hierarchy levels occur at the beginning of the period in which the transfer occurred.

Cash Equivalents and Restricted Cash — Cash equivalents and restricted cash consist of short-term, highly liquid investments with original maturities of three months or less.  NEP primarily holds these investments in money market funds.  The fair value of these funds is calculated using current market prices.

Interest Rate Swaps — NEP estimates the fair value of its derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements.  The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates and credit spreads.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)
(unaudited)

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(millions)
Assets:
Cash equivalents	$107.1	$—	$—	$107.1	$26.6	$—	$—	$26.6
Restricted cash	346.4	—	—	346.4	2.4	—	—	2.4
Interest rate swaps	—	7.6	—	7.6	—	14.5	—	14.5
Total assets	$453.5	$7.6	$—	$461.1	$29.0	$14.5	$—	$43.5
Liabilities:
Interest rate swaps	$—	$3.8	$—	$3.8	$—	$—	$—	$—
Total liabilities	$—	$3.8	$—	$3.8	$—	$—	$—	$—

Fair Value of Financial Instruments Recorded at the Carrying Amount — The carrying amounts of accounts receivable approximate their fair values.  The carrying amounts and estimated fair values of other financial instruments, excluding assets and liabilities which are recorded at fair value and disclosed above, are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Notes receivable(a)	$3.5	$3.5	$3.7	$3.7
Long-term debt, including current maturities(b)	$2,235.3	$2,391.2	$1,799.6	$1,814.8
____________________

(a)
Primarily classified as held to maturity.  Fair value approximates carrying amount as they bear interest primarily at variable rates and have short to mid-term maturities (Level 2) and are included in other assets on the condensed combined balance sheet.

(b)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

6.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Total
	(millions)
Three months ended June 30, 2014
Balances, March 31, 2014	$6.4	$(31.3)	$(24.9)
Other comprehensive income (loss) before reclassification	(5.2)	3.9	(1.3)
Amounts reclassified from AOCI to interest expense	0.6	—	0.6
Net other comprehensive income (loss)	(4.6)	3.9	(0.7)
Balances, June 30, 2014	$1.8	$(27.4)	$(25.6)

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Total
	(millions)
Six months ended June 30, 2014
Balances, December 31, 2013	$8.9	$(24.4)	$(15.5)
Other comprehensive income (loss) before reclassification	(8.3)	(3.0)	(11.3)
Amounts reclassified from AOCI to interest expense	1.2	—	1.2
Net other comprehensive loss	(7.1)	(3.0)	(10.1)
Balances, June 30, 2014	$1.8	$(27.4)	$(25.6)

7.  INCOME TAXES

The effective tax rate for the three months ended June 30, 2014 and 2013, is 17.5% and 44.7%, respectively and for the six months ended June 30, 2014 and 2013 is 28.0% and 60.5%, respectively.  The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, the 50% tax basis reduction due to CITCs that are recognized when assets are placed into service, and valuation allowances on deferred tax assets.

A reconciliation of income tax at the U.S. federal statutory rate to income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Income tax expense at 35% statutory rate	$9.4	$4.9	$13.4	$6.5
Increases (reductions) resulting from:
State income taxes—net of federal tax benefit	0.4	0.4	0.9	0.9
CITCs(1)	(5.9)	(5.5)	(12.4)	(10.1)
Valuation allowance(1)	0.4	7.6	10.9	15.3
Effect of flow through entities and foreign tax differential(2)	0.3	(1.1)	(2.2)	(1.4)
Other	0.1	(0.1)	0.1	—
Income tax expense	$4.7	$6.2	$10.7	$11.2
____________________

(1)	The changes in income tax expense resulting from CITCs and valuation allowances are primarily related to Genesis.

(2)
The Summerhaven and Conestogo project entities, as well as the Trillium entities, are Canadian limited partnerships, the partners of which are not predecessor entities and are therefore not included in the predecessor financial statements.  Because of their flow through nature, no income taxes have been provided with regard to these entities.  Foreign tax differential is the difference in taxes calculated on Canadian income from Canadian projects (excluding flow through entities) at Canadian statutory rates compared to the U.S. statutory rate.

8.  INTANGIBLE LIABILITIES

NEP’s intangible liabilities are the result of an acquisition in 2012.  That acquisition resulted in the St. Clair project assuming liabilities for the acquired RESOP Contracts.  The acquired value represents the fair value of the RESOP Contracts, which were out-of-the-money contracts, at the acquisition date.  The recorded intangible liabilities are amortized to operating revenues over the term of the RESOP Contracts through February 2032, according to the cash flow benefits or detriments associated with the contracts as determined at acquisition.  The liabilities as of June 30, 2014 and December 31, 2013 were $8.1 million and $8.3 million, respectively and are included in other non-current liabilities in the accompanying condensed combined balance sheets.  NEP recorded $0.1 million and $0.1 million of amortization for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.  Estimated amortization over the next five years is approximately $0.5 million in each year.

NEXTERA ENERGY PARTNERS, LP (PREDECESSOR)
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (Concluded)
(unaudited)

9.  COMMITMENTS AND CONTINGENCIES

Land Use Commitments — The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.  These leases and easements can typically be renewed by the Project Owners for numerous terms.  The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease.  Total lease expense was $2.9 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively and $5.5 million and $4.3 million for the six months ended, respectively, and is classified as operations and maintenance expenses in NEP's accompanying condensed combined statements of operations and comprehensive income (loss).

Genesis’ land leases include a right-of-way lease/grant that provides for payments to the U.S. Bureau of Land Management (BLM) for the right to use the public lands upon which the project is located.  The lease may be renewed at expiration at Genesis’ option and will be subject to the regulations existing at the time of renewal.  As required by the terms of this lease, Genesis obtained a surety bond in favor of BLM for $23 million.  The surety bond will remain in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is obtained.

As the base rent and the MW capacity fee payable to the BLM are both based on fair value, these payments are considered contingent rent and, therefore, expense is recognized as incurred.

The total minimum rental commitments at June 30, 2014 under these land use agreements are as follows:

Year Ending December 31,	Land Use Commitments
(millions)
2014 (Remaining)	$1.9
2015	3.9
2016	4.0
2017	4.0
2018	4.1
Thereafter	116.9
Total minimum land use payments	$134.8

Development, Engineering, and Construction Commitments — Certain projects have several open engineering, procurement and construction (EPC) contracts procured to develop, engineer and construct the various solar- and wind-power generating facilities.  Those contracts have varying payment terms and some include performance obligations that allow the companies to receive liquidated damages if the contractor does not perform.  During the three months ended June 30, 2014, the projects purchased $27.2 million under these contracts, which costs have been capitalized in construction work in progress.  At June 30, 2014, Bluewater had several open EPC contracts related to the procurement of materials and services for the related projects.  As of June 30, 2014, total contract commitments were $222.6 million and the remaining commitment was $10.1 million.

Letter of Credit Facility — Genesis entered into a letter of credit (LOC) facility (LOC facility), under which the LOC lender may issue standby letters of credit not to exceed $82.9 million, with a maturity date of August 15, 2017.

The purpose and amounts of letters of credit outstanding as of June 30, 2014 are as follows:

LOC Facility Purpose	Amount	Outstanding Dates
	(millions)
Operations & Maintenance Reserve	10.0	12/2/2013—Maturity
PPA Security	25.0	9/9/2011—Maturity
Large Generator Interconnection Agreement	11.7	9/23/2011—Maturity
Total	$46.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included in NEP's Prospectus.  The accompanying unaudited condensed combined financial statements represent the combination of the assets that NEP acquired and were prepared using NEE’s historical basis in the assets and liabilities.  For purposes of the unaudited condensed combined financial statements, the term NEP represents the accounting predecessor, or the combination of the acquired projects.  The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as an independent, publicly-traded company during the period prior to the completion of the Offering.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

After the completion of the Offering, NEP owns a controlling, non-economic general partner interest and a 20.1% limited partner interest in NEP OpCo and NEE Equity owns a non-controlling 79.9% limited partner interest in NEP OpCo.  Financial results are shown on a 100% basis and are not adjusted to reflect NEE Equity’s non-controlling 79.9% limited partner interest in NEP OpCo.

The discussion and analysis below has been organized as follows:

•
overview, including a description of NEP's business and significant factors and trends that are important to understanding the results of operations and financial condition for the three and six months ended June 30, 2014;

•	results of operations, including an explanation of significant differences between the periods in the specific line items of the condensed combined statement of operations;

•	liquidity and capital resources, addressing liquidity position, sources and uses of cash, capital resources and requirements, commitments and off-balance sheet arrangements;

•
critical accounting policies, which are most important to both the portrayal of NEP's financial condition and results of operations, and which require management’s most difficult, subjective or complex judgments; and

•	quantitative and qualitative disclosures about market risk.

Overview

Company Description

NEP is a growth-oriented limited partnership formed by NEE to own, operate and acquire contracted clean energy projects with stable, long-term cash flows through NEP's limited partner interest in NEP OpCo.  NEP owns a controlling, non-economic general partner interest and a 20.1% limited partner interest in NEP OpCo.  NEP owns a portfolio of clean, contracted renewable assets consisting of ten wind and solar projects, nine of which were operational at June 30, 2014 and one which was placed in service in July 2014.

NEP intends to take advantage of favorable trends in the North American energy industry, including the ongoing trend of clean energy projects replacing aging or uneconomic projects, demand by utilities for renewable energy to meet state renewable portfolio standards (RPS) and the improving competitiveness of clean energy relative to other fuels.  NEP plans to focus on high-quality, long-lived projects operating under long-term contracts with creditworthy counterparties that are expected to produce stable long-term cash flows.  NEP believes its cash flow profile, geographic and technological diversity, cost-efficient business model and relationship with NEE will provide NEP with a significant competitive advantage and will enable NEP to execute its growth strategy.

The following table sets forth the projects in NEP's initial portfolio and their respective commercial operation date, nameplate capacity, energy sale counterparty, contract expiration and the name and maturity date of project financing agreements:

Project	Commercial Operation Date	Resource	MW	Counterparty	Contract Expiration	Project Financing (Maturity)
Northern Colorado	September 2009	Wind	174.3	Public Service Company of Colorado	2029 (22.5 MW) / 2034 (151.8 MW)	Mountain Prairie (2030)
Elk City	December 2009	Wind	98.9	Public Service Company of Oklahoma	2030	Mountain Prairie (2030)
Moore	February 2012	Solar	20.0	Ontario Power Authority	2032	St. Clair (2031)
Sombra	February 2012	Solar	20.0	Ontario Power Authority	2032	St. Clair (2031)
Perrin Ranch	January 2012	Wind	99.2	Arizona Public Service Company	2037	Canyon Wind (2030)
Conestogo	December 2012	Wind	22.9	Ontario Power Authority	2032	Trillium (2033)
Tuscola Bay	December 2012	Wind	120.0	DTE Electric Company	2032	Canyon Wind (2030)
Summerhaven	August 2013	Wind	124.4	Ontario Power Authority	2033	Trillium (2033)
Genesis	November 2013 (125.0 MW)/ March 2014 (125.0 MW)	Solar	250.0	Pacific Gas & Electric Co.	2039	Genesis (2038)
Bluewater	July 2014	Wind	59.9	Ontario Power Authority	2034	Bluewater (2032)
Total			989.6

Significant Factors and Trends Affecting NEP's Business

NEP's results of operations and its ability to grow its business over time could be impacted by a number of factors and trends that affect NEP's industry generally, its initial portfolio and other projects it may acquire in the future.  These factors and trends include government incentives in the U.S. and Canada and the increasing competitiveness of renewable energy.

Government Incentives

Government incentives in the U.S. and Canada have the effect of making the development of clean energy projects more competitive by providing credits for a portion of the development costs or by providing favorable contract prices.  A loss or reduction in such incentives could decrease the attractiveness of clean energy projects to developers, including NEE, which could reduce NEP's future acquisition opportunities.  Such a loss or reduction could also reduce NEP's willingness to pursue or develop certain clean energy projects due to higher operating costs or decreased revenues under its PPAs, RESOP Contracts and FIT Contracts.

U.S. federal, state and local governments and utilities have established various incentives to support the development of renewable energy.  These incentives include accelerated tax depreciation, production tax credits (PTCs), investment tax credits (ITCs), cash grants and RPS programs.

Wind and solar projects qualify for the U.S. federal Modified Accelerated Cost Recovery System depreciation schedule.  This schedule allows a taxpayer to recognize the depreciation of tangible property on a five-year basis even though the useful life of such property is generally greater than five years.

The PTC is a U.S. federal incentive that provides a U.S. federal income tax credit on a cents per kilowatt-hour (kWh) basis for all qualifying energy produced by a qualifying U.S. wind project during the first ten years after the project commences commercial operations.  The PTC is no longer available for new wind projects unless they were “under construction” by the end of 2013 and the developer uses “continuous efforts” towards commencing commercial operations.  Under Internal Revenue Service (IRS) guidance, projects which were under construction by the end of 2013 and have commenced commercial operations by the end of 2015 will be deemed to have used continuous efforts.  The expiration of the PTC has not impacted and will not impact any of the projects in NEP's initial portfolio as none of the projects elected to receive PTCs.

The ITCs and CITCs are U.S. federal incentives that are available after a project commences commercial operations and provide an income tax credit or cash grant for up to 30% of eligible installed costs.  A solar project must commence commercial operations on or before December 31, 2016, to qualify for the 30% ITC.  A solar project that commences commercial operations after December 31, 2016, may qualify for an ITC equal to 10% of eligible installed costs.  Alternatively, in order to qualify for the CITC, a solar project must have begun construction by the end of 2011 and have commenced commercial operations on or before December 31, 2016.

NEE has applied for and received CITCs for Tuscola Bay, Perrin Ranch, Elk City, Northern Colorado and Genesis.  CITCs are treated as a 15% reduction (i.e., one half of the grant amount) to the tax basis of the property, plant and equipment and reduce the related depreciation over the useful life of the project.

RPS are state regulatory programs created by state legislatures to encourage the development of renewable energy.  They typically require utilities to produce or procure a certain percentage of their energy needs from renewable energy.  According to the DOE, twenty-nine states and the District of Columbia currently have an RPS in place and eight other states have non-binding goals supporting renewable energy.  Most states with mandatory RPS programs typically set a target between 10% and 30% of total energy capacity, while other states set a MW target to achieve their RPS goals.  Additionally, several states have pending legislation to adopt new RPS programs.  NEP expects RPS programs to continue to increase demand by utilities for renewable energy in order to meet state RPS requirements.

Canada. Canada is a world leader in the production and use of clean energy as a percentage of its total energy needs.  While a majority of Canada’s energy is produced by hydro energy, non-hydro renewable energy is providing an increasing proportion of energy generation each year.  Government incentives at the provincial level continue to drive the growth of renewable energy in Canada. Provincial governments have been supportive of renewable energy in general, and wind energy in particular, through renewable energy targets and incentive plans.

Ontario has been a leader in supporting the development of renewable energy in Canada.  Ontario's Long-Term Energy Plan, released in December 2013 by the Ontario Ministry of Energy, suggests that by 2025, 10.7 gigawatts of non-hydro renewable energy will be online in the province.

Increasing Competitiveness of Renewable Energy

Renewable energy technology and installation costs have improved meaningfully in recent years.  Wind technology has improved as a result of taller towers, longer blades and more efficient energy conversion equipment, which allow wind projects to more efficiently capture wind resource and produce more energy.  Over the last ten years technology improvements have decreased the cost of wind energy in the U.S. between 24% and 39% depending on wind speed, according to International Energy Agency estimates.  Solar technology is also improving as solar cell efficiencies improve and installation costs decline.  Since the start of 2010, the total average installed cost of utility-scale solar has declined over 50%, according to Bloomberg New Energy Finance.

Impact of increasingly stringent environmental rules and regulations on coal-fired generation

Traditional coal-fired plants emit greenhouse gases and other pollutants.  The U.S. Environmental Protection Agency (EPA) is responsible for implementing rules and regulations to protect the environment, including rules and regulations that limit emissions of greenhouse gases and other pollutants from coal-fired plants.  A number of new EPA rules are emerging that are expected to impact many coal-fired plants in the U.S. While there is some uncertainty as to the timing, requirements and compliance dates that will ultimately be imposed by these rules, NEP expects that the owners of some of the smaller, older or less efficient coal-fired plants will choose to decommission these facilities rather than make the significant financial investments in these plants that will be necessary to comply with environmental rules and regulations.  In addition, a continuation of lower natural gas prices will put additional pressure on these plants.  According to Bloomberg New Energy Finance, over 100 MW of coal-fired capacity will be retired in the U.S. by the end of 2020.

Significant Factors Affecting Results of Operations and Financial Condition

Significant factors that could affect NEP's results of operations and financial condition are:

•	wind and solar resource levels, weather conditions and the operational performance of NEP's initial portfolio;

•	timing of commencement of commercial operations of NEP's initial portfolio;

•	financings; and

•	operations and maintenance (O&M) expenses.

Wind and Solar Resource, Weather Conditions and the Performance of NEP's Initial Portfolio

Wind and solar resource levels, weather conditions and the performance of NEP's initial portfolio represent significant factors that could affect its operating results because these variables impact energy sales.

Energy produced from NEP's initial portfolio depends primarily on wind and solar resource levels, weather conditions at each project and the related impact of each on the performance of the projects.  NEP's energy production estimates are based on internal and third-party long-term meteorological information, which includes data collected from equipment located at the project in some cases, wind and solar data from other sources and equipment power curve estimates.

NEP's wind analysis evaluates wind speed and prevailing direction, atmospheric conditions, wake and seasonal variations for each project. NEP's solar analysis evaluates solar irradiance levels and prevailing direction, atmospheric conditions, and seasonal variations for each project.  The result of these analyses is a probabilistic assessment of a project’s energy production, which is expressed through “P levels.”  A P level is the amount of annual energy production that a particular project or group of projects will meet or exceed P% of the time.  For example, an annual P50 production level of 100 megawatt hours (MWh) means that a particular project or group of projects is expected to produce at least 100 MWh per year in 50 out of every 100 years.  Similarly, an annual P95 production level of 100 MWh means that a particular project or group of projects is expected to produce at least 100 MWh per year in 95 out of 100 years.

NEP's revenue forecasts are based on resource variability of wind around a P50 production level measured on an annual basis.  A P50 production level is used as the foundation for NEP's financial forecast.  NEP uses P75, P90 and P95 production levels measured on an annual basis as sensitivities or potential variability of output relative to its financial forecast and expectations. In addition, NEP typically uses a P90 production level to determine the appropriate amount of indebtedness for each project.

As stated above, P50, P75, P90 and P95 variability analysis is measured on an annual basis.  Relative variability increases as the measurement period shortens, so it is likely that NEP will experience increased variability on a monthly or quarterly basis than on an annual basis.  Therefore, the monthly and quarterly cash flow and payout ratios are likely to reflect more variability when compared to the annual cash flow and payout ratios.  NEP also expects seasonal variability to occur.  NEP expects to use cash reserves and NEP OpCo’s revolving credit facility to help manage short-term production and cash flow variability and the related impact on cash available for distribution to its unitholders.

The variability of output of a portfolio of projects is less than the average of the individual variability of the projects.  This is referred to as the “portfolio effect.”  The larger and more diverse the portfolio, the lower the expected variability.  NEP's initial portfolio is large enough and diverse enough to produce a meaningful reduction in overall variability, as demonstrated in the following chart:

	P95(1)	P90(1)	P75(1)
No portfolio effect	84%	87%	93%
Portfolio effect	88%	91%	95%
____________________
(1)  As a percentage of P50.

As shown in the table above, the portfolio effect results in a reduction in the production variability in NEP's initial portfolio.

NEP and its project lenders use annual energy production forecasts, including probability analysis, to evaluate the ability of a project to make debt service payments and to determine the nature and size of project-level debt and liquidity features, such as debt service reserves or letter of credit facilities.  To date, none of the projects in NEP's initial portfolio has been restricted from making distributions under the terms of the project-level financing agreements.

Financings

NEP intends to use a portion of its cash flows for interest and principal payments on borrowings under various financing arrangements.  Interest expense reflects periodic interest on project-level debt of the initial portfolio and interest on borrowings, if any, under NEP OpCo’s revolving credit facility.  Changes in interest rates could impact the amount of interest due under these financings, to the extent the interest expense is not hedged under a swap agreement.

Principal payments under existing project financings are due on a semi-annual basis.  The following table shows certain of the characteristics of NEP's various project financings:

Project Financing	Principal Payments	Maturity	Principal Amount Outstanding as of June 30, 2014 (in millions)	Principal payments for Twelve Months Ended June 30, 2015		Principal Payable Thereafter(1)
				(U.S. dollars in thousands)
Mountain Prairie	June and December	2030	$283.9	$8,304		$275,615
St. Clair	February and August	2031	CAD 161.0	7,761		143,124
Canyon	March and September	2030	$215.1	11,894		203,255
Trillium	February and August	2033	CAD 313.3	6,651		286,897
Genesis	February and August	2038	$852.0	356,282	(2)	495,718
Genesis	March and September	2038	$280.0	—		280,000
Bluewater	June and December	2032	CAD 170.0	5,145		154,632
Total				$396,037		$1,839,241
____________________

(1)	The amortization of project financings is principally related to the length of the applicable PPA, FIT Contract or RESOP Contract.

(2)	Includes $337.1 million of mandatory prepayment of indebtedness using CITC proceeds or, to the extent of any shortfall in CITC proceeds, using equity contributions from NEER.

Expenses

NEP's O&M expenses are expected to increase by approximately $4 million per year as a result of becoming a publicly-traded limited partnership.  This increase will be due, in part, to increased third-party accounting services, filing reports with the SEC, independent auditor fees, investor relations activities, directors’ fees, compensation and expenses, directors’ and officers’ insurance, stock exchange listing fees, registrar and transfer agent fees and other expenses.  NEP OpCo will reimburse NEP for such expenses.  Beginning in the third quarter of 2014, NEP financial statements will reflect the impact of these increased expenses, which will affect the comparability of NEP's accounting predecessor’s historical financial statements for periods prior to the completion of the Offering.

NEP OpCo’s O&M expenses are expected to increase by approximately $5.8 million per year as a result of the annual management fee equal to the greater of 1% of NEP OpCo’s EBITDA (net income plus interest expense, income tax expense, depreciation and amortization less certain non-cash, non-recurring items) or $4 million (as adjusted for inflation beginning in 2016), and the $1.8 million annual credit support fee, which will be paid by NEP OpCo in quarterly installments.  NEP's financial statements following the completion of the Offering will reflect the impact of this increased expense, which will affect the comparability of its accounting predecessor’s historical financial statements for periods prior to the completion of the Offering.

O&M expenses related to the initial portfolio are expected to remain relatively stable from year to year once all of the projects are operational.  However, O&M expenses are likely to be higher for the year ending December 31, 2014, as compared to historical periods due to the timing of commencement of commercial operations at a number of the projects in the initial portfolio, which will affect the comparability of NEP's accounting predecessor’s historical financial statements for periods prior to the completion of the Offering.  NEP's O&M expenses are likely to increase as it acquires new projects.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Statement of Operations Data:
Operating revenues	$86,724	$34,462	$146,222	$66,408
Operating expenses:
Operations and maintenance	15,485	5,942	26,701	14,045
Depreciation and amortization	18,761	8,220	35,197	16,028
Transmission	540	526	1,083	1,051
Taxes other than income taxes and other	1,527	931	2,765	1,781
Total operating expenses	36,313	15,619	65,746	32,905
Operating income	50,411	18,843	80,476	33,503
Other income (deductions):
Interest expense	(23,619)	(9,789)	(42,367)	(19,887)
Gain on settlement of contingent consideration of project acquisition	—	4,809	—	4,809
Other—net	68	48	92	43
Total deductions—net	(23,551)	(4,932)	(42,275)	(15,035)
Income before income taxes	26,860	13,911	38,201	18,468
Income taxes	4,691	6,213	10,687	11,165
Net income	$22,169	$7,698	$27,514	$7,303

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs, RESOP Contracts and FIT Contracts.  Operating revenues increased $52.3 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

	Three Months Ended June 30,
	2014		2013
	(dollars in thousands)
Operating revenues	$86,724		$34,462
Generation	698 GWh	(1)	422 GWh	(1)
____________________
(1)  gigawatt hours

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under administrative services agreements (ASAs) and O&M agreements.  O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the initial portfolio to maintain, over the long-term, operating income or operating capacity.  O&M expense increased $9.5 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.  In addition, O&M expenses increased $2.6 million due to costs associated with the formation of certain entities, which were funded by NEER through an equity contribution.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies.  For all of the U.S. projects, NEP elected to receive CITCs, which are recorded as a reduction in property, plant and equipment, net on the condensed combined balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property.  Depreciation expense also includes a provision for wind and solar facility dismantlement, interim asset removal costs and accretion related to asset retirement obligations.

Depreciation and amortization increased $10.5 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest accrued under project financings, partially offset by interest capitalization on qualified expenditures.  Interest expense increased $13.8 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to entering into a financing (Trillium) for the Conestogo and Summerhaven Projects for approximately CAD 315 million in December 2013, $150 million of incremental borrowings under Genesis' bank loan and a new financing of $280 million for the Genesis project in June 2014, as well as lower capitalized interest associated with the conclusion of construction of Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

Gain on Settlement of Contingent Consideration of Project Acquisition

Gain on settlement of contingent consideration of project acquisition decreased $4.8 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a change in estimate relating to the contingent consideration related to the acquisition of the Moore and Sombra projects.

Income Taxes

Income taxes are calculated using the separate return method for each of the project entities that are structured as limited liability companies or corporations.  Income taxes are not included for entities that are structured as flow through entities (partnerships).  Income tax expense includes federal, state and Canadian taxes on operations, as applicable.

Income tax expense decreased $1.5 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily resulting from a decrease in the valuation allowance on deferred tax assets of $7.2 million mainly related to Genesis, and an increase in deferred tax assets related to CITCs on Genesis of $0.4 million, partially offset by an increase of $1.0 million related to flow through entities and an increase of $4.5 million due to higher pretax book income.

NEP's effective tax rate for the three months ended June 30, 2014 and 2013, was 17.5% and 44.7%, respectively.  The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, the 50% tax basis reduction due to CITCs, which are recognized when assets are placed into service, and valuation allowances on deferred tax assets.  The 27.2% decrease in the tax rate from the three months ended June 30, 2013, to the three months ended June 30, 2014, is largely caused by the impact of changes in valuation allowances and the 50% basis reduction on the receipt of CITCs.

The effective tax rate decreased 27.2% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to:

State income taxes	(1.4)%
Change in valuation allowances(1)	(53.5)%
50% basis reduction due to CITCs(1)	17.8%
Foreign rate differential and effect of flow-through(2)	9.3%
Other	0.6%
Total Change	(27.2)%
____________________

(1)	The changes relating to CITCs and valuation allowances are primarily related to Genesis.

(2)
The Summerhaven and Conestogo project entities, as well as the Trillium entities, are Canadian limited partnerships, the partners of which are not predecessor entities and are therefore not included in the predecessor financial statements.  Because of their flow through nature, no income taxes have been provided with regard to these entities.  Foreign rate differential is the difference in taxes calculated on Canadian income from Canadian projects (excluding flow through entities) at Canadian statutory rates compared to the U.S. statutory rate.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs, RESOP Contracts and FIT Contracts.  Operating revenues increased approximately $79.8 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

	Six Months Ended June 30,
	2014	2013
	(dollars in thousands)
Operating revenues	$146,222	$66,408
Generation	1,346 GWh	873 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements.  O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the initial portfolio to maintain over the long-term, operating income or operating capacity.  O&M expenses increased approximately $12.7 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.  In addition, O&M expenses increased $2.6 million due to costs associated with the formation of certain entities, which were funded by NEER through an equity contribution.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies.  For all of NEP's U.S. projects, CITCs were elected, which are recorded as a reduction in property, plant and equipment, net on the condensed combined balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property.  Depreciation expense also includes a provision for wind and solar facility dismantlement, interim asset removal costs and accretion related to asset retirement obligations. Depreciation and amortization increased approximately $19.2 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest accrued under the project financings, partially offset by interest capitalization on qualified expenditures.  Interest expense increased approximately $22.5 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to entering into a financing (Trillium) for the Conestogo and Summerhaven Projects for approximately CAD 315 million in December 2013, $150 million of incremental borrowings under Genesis' bank loan and a new financing of $280 million for the Genesis project in June 2014, as well as lower capitalized interest associated with the conclusion of construction of Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

Gain on Settlement of Contingent Consideration of Project Acquisition

Gain on settlement of contingent consideration of project acquisition decreased $4.8 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to a change in estimate relating to the contingent consideration related to the acquisition of the Moore and Sombra projects.

Income Taxes

Income taxes are calculated using the separate return method for each of the project entities that are structured as limited liability companies or corporations.  Income taxes are not included for entities that are structured as flow through entities (partnerships).  Income tax expense includes federal, state and Canadian taxes on operations, as applicable.

Income tax expense decreased $0.5 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily resulting from a decrease in the valuation allowance on deferred tax assets of $4.4 million mainly related to Genesis, an increase in deferred tax assets related to CITCs on Genesis of $2.3 million, a decrease of $1.2 million related to flow through entities, partially offset by an increase of $6.9 million due to higher pretax book income.

NEP's effective tax rate for the six months ended June 30, 2014 and 2013, was 28.0% and 60.5%, respectively.  The effective tax rate is affected by recurring items, such as the relative amount of income NEP earns in jurisdictions, the 50% tax basis reduction due to CITCs, which are recognized when assets are placed into service, and valuation allowances on deferred tax assets.

The 32.5% decrease in the tax rate from the six months ended June 30, 2013, to the six months ended June 30, 2014, is largely caused by the impact of changes in valuation allowances and the 50% basis reduction on the receipt of CITCs.

The effective tax rate decreased 32.5% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to:

State income taxes	(2.5)%
Change in valuation allowances(1)	(54.1)%
50% basis reduction due to CITCs(1)	21.9%
Foreign rate differential and effect of flow-through(2)	1.5%
Other	0.7%
Total Change	(32.5)%
____________________

(1)	The changes relating to CITCs and valuation allowances are primarily related to Genesis.

(2)
The Summerhaven and Conestogo project entities, as well as the Trillium entities, are Canadian limited partnerships, the partners of which are not predecessor entities and therefore not included in the predecessor financial statements.  Because of their flow through nature, no income taxes have been provided with regard to these entities.  Foreign rate differential is the difference in taxes calculated on Canadian income from Canadian projects (excluding flow through entities) at Canadian statutory rates compared to the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

NEP's business requires substantial capital to fund:

•	current O&M costs;

•	debt service payments;

•	distributions to holders of common units;

•	maintenance and expansion capital expenditures and other investments;

•	unforeseen events; and

•	other business expenses.

Prior to the completion of the Offering, NEP’s operations largely relied on, and will continue to largely rely on, internally generated cash flow.  NEP expects to satisfy its future capital requirements through a combination of cash on hand, cash flow from operations, borrowings under existing and anticipated future financing arrangements.  These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs.  However, NEP is subject to business and operational risks that could adversely affect its cash flow.  A material decrease in cash flows would likely produce a corresponding adverse effect on NEP's borrowing capacity.

As a normal part of its business, depending on market conditions, NEP expects from time to time to consider opportunities to repay, redeem, repurchase or refinance its indebtedness.  In addition, NEP expects from time to time to consider potential investments in new acquisitions.  These events may cause NEP to seek additional debt or equity financing, which may not be available on acceptable terms or at all.  Debt financing, if available, could impose additional cash payment obligations, additional covenants and operating restrictions.

NEP OpCo has agreed to allow NEER or one of its affiliates to withdraw funds received by its subsidiaries, including NEP OpCo, and to hold those funds in accounts of NEER or one of its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries, until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs.  If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financings, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds.  In addition, NEP OpCo will have a claim for any funds that NEER fails to return:

•	when required by its subsidiaries’ financings;

•	when its subsidiaries’ financings otherwise permit distributions to be made to NEP OpCo;

•	when funds are required to be returned to NEP OpCo; or

•	when otherwise demanded by NEP OpCo.

If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings.

Liquidity Position

At June 30, 2014 and December 31, 2013, NEP's liquidity position was approximately $143.3 million and $62.8 million, respectively.  The table below provides the components of NEP’s liquidity position as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$107,095	$26,580
Letter of credit facilities - Genesis	82,888	82,888
Less amounts outstanding	(46,663)	(46,663)
Total(1)	$143,320	$62,805
____________________

(1)
Excludes restricted cash of $346.4 million and $2.4 million at June 30, 2014 and December 31, 2013, respectively.  The restricted cash at June 30, 2014 includes CITC cash for use in mandatory debt repayments as required by the Genesis financing agreement.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and other liquidity commitments.  Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facility

In connection with the Offering, on July 1, 2014, the Loan Parties entered into a $250 million revolving credit facility. For a discussion of the terms of the revolving credit facility, see Note 3 to NextEra Energy Partners, LP's balance sheet.

Project Financings

Projects in the initial portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios.  In general, these project financings contain representations and warranties that are customary for these types of financings, including limitations on investments and restricted payments.  Generally, NEP's project financings accrue interest at a fixed interest rate.  However, two of NEP's project financings accrue interest at variable rates based on the LIBOR and one project accrues interest at a variable rate based upon the three-month CDOR.  Several interest rate swaps were entered into for two of these financings to hedge against interest rate movements with respect to interest payments on the loan.  Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied.  The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00.  At June 30, 2014, NEP was in compliance with all covenants under its project financings and its debt service coverage ratios equaled or exceeded 1.20:1.00 in all periods subsequent to obtaining each financing.

Contractual Obligations

NEP's contractual obligations as of June 30, 2014 were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Contractual Obligations
Long-term debt, including interest(1)	$403.6	$173.0	$176.1	$174.6	$161.5	$2,268.8	$3,357.6
Asset retirement activities(2)	—	—	—	—	—	88.1	88.1
Land lease payments(3)	1.9	3.9	4.0	4.0	4.1	116.9	134.8
Total	$405.5	$176.9	$180.1	$178.6	$165.6	$2,473.8	$3,580.5
____________________

(1)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using June 30, 2014 rates.

(2)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(3)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of acquisitions or capital improvements, including construction expenditures that are expected to increase over the long-term, NEP OpCo’s operating income or operating capacity.  Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred.  For the six months ended June 30, 2014 and 2013, NEP had capital expenditures of approximately $135 million and $431 million, respectively.  At June 30, 2014, estimated capital expenditures for the remainder of 2014 and 2015 were $28 million, primarily for the completion of construction of the Bluewater facility to be funded by NEER, and $2 million, respectively.  There are no significant planned capital expenditures for 2016 through 2018.  These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly.  Generally, available cash is all cash on hand at the date of determination in respect of such quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP's general partner.  NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes payable by NEP, if any.  Cash flow is generated from distributions NEP receives from NEP OpCo each quarter and, during the purchase price adjustment period, from NEE Equity, which payments will be funded solely by any distributions NEE Equity receives from NEP OpCo with respect to such quarter. Although NEP currently expects that cash reserves would be established solely to provide for the payment of any of NEP's income taxes as described above, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures. During the purchase price adjustment period, should NEP OpCo not make a quarterly distribution in an amount at least equal to the minimum quarterly distribution, the purchase price will be reduced by the difference for such quarter and NEE Equity will pay NEP a purchase price adjustment equal to such shortfall, provided that NEE Equity will not be required to pay a purchase price adjustment in any quarter in excess of the distribution actually received by NEP OpCo.

NEP OpCo will distribute all of its available cash (as defined in NEP OpCo's partnership agreement) to its unitholders, including NEP, each quarter.  The majority of such available cash will be derived from the operations of the initial portfolio.  The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the initial portfolio, seasonality, maintenance and outage schedules and other factors.

Cash Flows

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

The following table reflects the changes in cash flows for the comparative periods:

	2014	2013	Change
Six Months Ended June 30,	(in millions)
Net cash provided by operating activities	$84.6	$42.5	$42.1
Net cash used in investing activities	$(127.9)	$(152.8)	$24.9
Net cash provided by financing activities	$122.8	$102.0	$20.8

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were driven by higher cash flows from projects that commenced commercial operations after June 2013.  These projects included Summerhaven, Genesis Unit 1 and Genesis Unit 2.

Net Cash Used in Investing Activities

Changes in net cash used in investing activities were driven by decreased capital expenditures related to construction activities and changes in restricted cash balances related to the timing of construction payments for projects that commenced commercial operations after June 30, 2013.  These projects included Summerhaven, Genesis Unit 1 and Genesis Unit 2.  In addition, during 2014, the proceeds received from CITCs related to Genesis have been restricted for use in mandatory debt repayment as required by the Genesis financing agreement.

	2014	2013
Six Months Ended June 30,	(in millions)
Capital expenditures	$(90.5)	$(364.2)
Proceeds from CITCs	306.2	—
Changes in restricted cash	(344.0)	207.3
Other	0.4	4.1
Net cash used in investing activities	$(127.9)	$(152.8)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were driven by higher net member contributions.

	2014	2013
Six Months Ended June 30,	(in millions)
Member contributions – net	$126.8	$118.5
Issuances of long-term debt	14.7	—
Other	(18.7)	(16.5)
Net cash provided by financing activities	$122.8	$102.0

Critical Accounting Policies and Estimates

NEP's significant accounting policies are described in Note 2 to the unaudited condensed combined financial statements, which were prepared under generally accepted accounting principles.  Critical accounting policies are those that NEP believes are both most important to its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  The following policies are those considered to be the most critical in understanding the judgments that are involved in preparing the condensed combined financial statements.

Income Taxes

The U.S. project entities presented in these financial statements were historically included in the consolidated federal income tax return of NEE.  Income taxes as presented herein attribute current and deferred income taxes to the U.S. project entities in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Accounting Standards Codification Topic (ASC) 740, “Accounting for Income Taxes.”  Accordingly, the U.S. project entities’ income tax provisions are prepared under the separate return method.  The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise.  Accordingly, the sum of the amounts allocated to the U.S. project entities’ provisions may not equal the income taxes that would have resulted from a consolidated filing of these entities.

The Canadian project entities have not been included in the consolidated U.S. tax filing of NextEra, as they are excluded from the U.S. federal income tax group.  The Moore and Sombra project entities, as well as St. Clair and Varna (owner of Bluewater), were Canadian corporations that filed separate Canadian income tax returns and taxes have been provided herein on that basis.  The Summerhaven and Conestogo project entities, as well as the Trillium entities, are Canadian limited partnerships from which virtually all of the tax attributes flow through to the owner, a Canadian corporation, which is not a predecessor entity.  None of the income nor any tax attributes of the flow through entities flow through to a U.S. taxpayer and are not reflected in any U.S. tax return.  Because of their flow-through nature, no income taxes have been provided with regard to these entities.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense.  In evaluating NEP's ability to recover its deferred tax assets individually by entity and by taxing jurisdiction, NEP considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, NEP begins with historical results and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates NEP is using to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, NEP generally considers three years of cumulative operating income (loss).

ASC 740 provides that a tax benefit from an uncertain tax position will be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.  There are no material uncertain tax positions recognized in the financial statements.

NEP recognizes tax liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available.  Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from NEP's current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Impairment of Long-Lived Assets

NEP evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with the asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.

The amount of future net cash flows, the timing of such cash flows and the determination of an appropriate interest rate all involve estimates and judgments about future events.  In particular, the aggregate amount of cash flows determines whether an impairment exists, and the timing of the cash flows is critical in determining fair value for the purposes of determining the impairment loss to be recognized.  Because each assessment is based on the facts and circumstances associated with each long-lived asset, the effects of changes in assumptions cannot be generalized.

Quantitative and Qualitative Disclosures about Market Risk

NEP is exposed to several market risks in its normal business activities.  Market risk is the potential loss that may result from market changes associated with its business.  The types of market risks include interest rate and counterparty credit risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with current and future issuances of debt.  The debt of some of its subsidiaries accrues interest at fixed rates and the debt of some of its other subsidiaries accrues interest at variable rates.  NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate swap contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate or adjust interest rate exposure when appropriate based upon market conditions or when required by financing agreements.

NEP has long-term debt instruments that subject us to the risk of loss associated with movements in market interest rates.  As of June 30, 2014, less than 10% of the long-term debt, including current maturities, was exposed to such risk as the balance was either financially hedged or comprised of fixed rate debt.  As of June 30, 2014, the estimated fair value of NEP's debt was approximately $2.4 billion and the carrying value of the debt was $2.2 billion.  NEP estimates that a 0.1% decrease in market interest rates would have increased the fair value of its long-term debt by $18 million as of June 30, 2014.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows.  Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations.  NEP intends to monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances.  NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.  In addition, the projects in NEP's initial portfolio are fully contracted to creditworthy counterparties with a capacity-weighted average Moody’s Investor Service, Inc. credit rating of A2 under long-term contracts that will have a capacity-weighted average remaining contract term of approximately 21 years as of June 30, 2014, after giving effect to the Bluewater FIT Contract.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in Internal Control Over Financial Reporting

This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Limited partner interests are inherently different from shares of capital stock of a corporation, although many of the business risks to which NEP is subject are similar to those that would be faced by a corporation engaged in similar businesses and NEP will be treated as a corporation for U.S. federal income tax purposes.  If any of the following risks were to occur, NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially and adversely affected.  In that case, it may not be able to pay distributions to its unitholders, the trading price of its common units could decline and investors could lose all or part of their investment in NEP.

Operational Risks

NEP has a limited operating history and its projects may not perform as expected.

The projects in NEP's initial portfolio are relatively new with all projects having commenced operations within the past five years.  In addition, NEP expects that many of the projects that it may acquire, including the NEER ROFO Projects, will not have commenced operations, will have recently commenced operations or otherwise will have a limited operating history.  As a result, the assumptions and estimates regarding the performance of these projects are and will be made without the benefit of a meaningful operating history, which may impair NEP's ability to accurately estimate its results of operations, financial condition and liquidity.  The ability of NEP's projects to perform as expected will also be subject to risks inherent in newly constructed energy projects, including equipment performance below NEP's expectations, system failures and outages.  The failure of some or all of the projects to perform as expected could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's ability to make cash distributions to its unitholders will be affected by wind and solar conditions at its projects.

The amount of energy that a wind project can produce depends on wind speeds, air density, weather and equipment, among other factors.  If wind speeds are too low, NEP's wind projects may not perform as expected or may not be able to generate energy at all and, if wind speeds are too high, the wind projects may have to shut down to avoid damage.  As a result, the output from NEP's wind projects can vary greatly as local wind speeds and other conditions vary.  Similarly, the amount of energy that a solar project is able to produce depends on several factors, including the amount of solar energy that reaches its solar panels.  Wind project or solar panel placement, interference from nearby wind projects or other structures and the effects of vegetation, snow, ice, land use and terrain also affect the amount of energy that NEP's wind and solar projects generate. If wind, solar, meteorological, topographical or other conditions at NEP's wind or solar projects are less conducive to energy production than its calculations based on historical conditions and its projections suggest, NEP's projects may not produce the amount of energy expected.  The failure of some or all of NEP's projects to perform according to NEP's expectations could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Operation and maintenance of energy projects involve significant risks that could result in unplanned power outages or reduced output.

There are risks associated with the operation of NEP's projects.  These risks include:

•	breakdown or failure of turbines, blades, solar panels, mirrors and other equipment;

•
catastrophic events, such as fires, earthquakes, severe weather, tornadoes, ice or hail storms or other meteorological conditions, landslides and other similar events beyond NEP's control, which could severely damage or destroy a project, reduce its energy output or result in personal injury or loss of life;

•
technical performance below expected levels, including the failure of wind turbines, solar panels, mirrors and other equipment to produce energy as expected due to incorrect measures of expected performance provided by equipment suppliers;

•	increases in the cost of operating the projects, including costs relating to labor, equipment, insurance and real estate taxes;

•	operator or contractor error or failure to perform;

•	serial design or manufacturing defects, which may not be covered by warranty;

•
extended events, including force majeure, under certain PPAs, RESOP Contracts and FIT Contracts that may give rise to a termination right of the customer under such a PPA, FIT Contract or RESOP Contract (Energy Sale Counterparty);

•	failure to comply with permits and the inability to renew or replace permits that have expired or terminated;

•	the inability to operate within limitations that may be imposed by current or future governmental permits;

•	replacements for failed equipment, which may need to meet new interconnection standards or require system impact studies and compliance that may be difficult or expensive to achieve;

•	land use, environmental or other regulatory requirements;

•	disputes with the BLM, other owners of land on which NEP's projects are located or adjacent landowners;

•	changes in law, including changes in governmental permit requirements;

•	government or utility exercise of eminent domain power or similar events; and

•	existence of liens, encumbrances and other imperfections in title affecting real estate interests.

These and other factors could require NEP to shut down its wind or solar projects.  These factors could also degrade equipment, reduce the useful life of interconnection and transmission facilities and materially increase maintenance and other costs.  Unanticipated capital expenditures associated with maintaining or repairing NEP's projects may reduce profitability.

In addition, replacement and spare parts for solar panels, wind turbines and other key equipment may be difficult or costly to acquire or may be unavailable.  For example, the projects in NEP's initial portfolio do not always hold spare substation main transformers and, if any of these projects had to replace any of such transformers, they would be unable to sell energy until replacement equipment was installed.  Each solar and wind project requires a specific transformer design and, if it does not have an acceptable spare available, it may need to order a replacement.  Order lead times can be lengthy, potentially reaching up to one year.

Any of the operational risks described above could significantly decrease or eliminate the revenues of a project, significantly increase its operating costs, cause a default under NEP's financing agreements or give rise to damages or penalties owed by NEP to an Energy Sale Counterparty, another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits.  Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Some of NEP's projects’ and some of NEER's ROFO Projects' wind turbines are not generating the amount of energy estimated by their manufacturers’ original power curves, and the manufacturers may not be able to restore energy capacity at the affected turbines.

Wind turbine generators for NEP's projects representing approximately 167 MW of nameplate generating capacity are not generating the amount of energy they should be according to the turbine manufacturer’s original power curves.  NEP expects that the turbine manufacturer will undertake a combination of modifications to improve the electricity generation to within the manufacturers' guaranteed levels with respect to approximately 107 MW of the affected turbines.  Because of regulatory issues, NEP does not expect that the energy generation with respect to the approximately 60 MW of remaining affected turbines will be able to be restored to within guaranteed levels, although NEP expects some incremental improvements.

In addition, NEP believes that the wind turbine generators of certain NEER ROFO Projects totaling approximately 568 MW of nameplate capacity are not generating the amount of energy they should be according to the turbine manufacturer’s original power curves.  NEP expects that the turbine manufacturer will undertake a combination of modifications to improve the energy generation to within guaranteed levels with respect to approximately 162 MW of these affected turbines but that only incremental improvements will be made with respect to the remaining affected turbines due to regulatory issues.  The financial analysis for each of the affected projects and the affected NEER ROFO Projects utilizes a revised power curve that reflects expected performance and not the original power curve.

Although NEP's projections assume that these efforts will restore the energy generation of the affected turbines as described above, there is no assurance that the proposed efforts will restore the energy generation as expected, if at all, or that these or other turbines will not experience additional energy generation deficiencies.  The occurrence of any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Initially, NEP will depend on certain of the projects in its initial portfolio for a substantial portion of its anticipated cash flows.

Initially, NEP will depend on certain of the projects in its initial portfolio for a substantial portion of its anticipated cash flows.  For example, NEP expects its largest project, Genesis, to account for between approximately 20% and 25% of the net generation of its initial portfolio and between approximately 40% and 45% of its EBITDA for the twelve-month period ending June 30, 2015.  NEP may not be able to successfully execute NEP's acquisition strategy in order to further diversify NEP's sources of cash flow and reduce NEP's portfolio concentration.  Consequently, the impairment or loss of any one or more of the projects in NEP's initial portfolio, such as Genesis, could materially and disproportionately reduce its total energy generation and cash flows and, as a result, have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Terrorist or similar attacks could impact NEP's projects or surrounding areas and adversely affect its business.

Terrorists have attacked energy assets such as substations and related infrastructure in the past and may attack them in the future.  Any attacks on NEP's projects or the facilities of third parties on which its projects rely could severely damage such projects, disrupt business operations, result in loss of service to customers and require significant time and expense to repair.  Additionally, energy-related facilities, such as substations and related infrastructure, are protected by limited security measures, in most cases only perimeter fencing.  Cyber-attacks, including those targeting information systems or electronic control systems used to operate the energy projects and the facilities of third parties on which NEP's projects rely could severely disrupt business operations, result in loss of service to customers and significant expense to repair security breaches or system damage.  NEP's initial portfolio, as well as projects it may acquire and the facilities of third parties on which NEP's projects rely, may be targets of terrorist acts and affected by responses to terrorist acts, each of which could fully or partially disrupt NEP's projects’ ability to produce, transmit, transport and distribute energy.  To the extent such acts equate to a force majeure event under NEP's PPAs and FIT Contracts, the Energy Sale Counterparty may terminate such PPAs or FIT Contracts if such force majeure event continues for a period ranging from 12 months to 36 months as specified in the applicable agreement.  A terrorist act or similar attack could significantly decrease revenues or result in significant reconstruction or remediation costs, any of which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's energy production may be substantially below its expectations if a natural disaster or meteorological conditions damage its turbines, solar panels, other equipment or facilities.

A natural disaster or other meteorological conditions could damage or require NEP to shut down its turbines, solar panels, other equipment or facilities, impeding NEP's ability to maintain and operate its projects, decreasing its energy production levels and revenues.  To the extent these conditions equate to a force majeure event under NEP's PPAs and FIT Contracts, the Energy Sale Counterparty may terminate such PPAs or FIT Contracts if the force majeure event continues for a period ranging from 12 months to 36 months as specified in the applicable agreement.  These conditions could also damage or reduce the useful life of interconnection and transmission facilities of third parties relied upon by NEP's projects and increase maintenance costs.  For example, Genesis is located in an area of California that has experienced substantial seismic activity, the reoccurrence of which could cause significant physical damage to Genesis’ facilities and the surrounding energy transmission infrastructure.  Replacement and spare parts for solar panels, wind turbines and key pieces of equipment may be difficult or costly to acquire or may be unavailable.  In certain instances, NEP's projects would be unable to sell energy until a replacement part is installed.  If NEP experiences a prolonged interruption at one of its projects, energy production could decrease.  Production of less energy than expected due to these or other conditions could reduce NEP's revenues, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is not able to insure against all potential risks and it may become subject to higher insurance premiums.

NEP is exposed to numerous risks inherent in the operation of wind and solar projects, including equipment failure, manufacturing defects, natural disasters, terrorist attacks, sabotage, vandalism and environmental risks.  The occurrence of any one of these events may result in NEP being named as a defendant in lawsuits asserting claims for substantial damages, including environmental cleanup costs, personal injury, property damage, fines and penalties.  Further, with respect to Bluewater and any future acquisitions of any projects that are under construction or development, NEP is, or will be, exposed to risks inherent in the construction of these projects.

NEP shares insurance coverage with NEE and its affiliates, for which NEP will reimburse NEE under various agreements. NEE currently maintains liability insurance coverage for itself and its affiliates, including NEP, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties.  Additionally, NEE also maintains coverage for itself and its affiliates, including NEP, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts committed by a U.S. person or interest.  However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms.  To the extent NEE or any of its affiliates experiences covered losses under the insurance policies, the limit of NEP's coverage for potential losses may be decreased.

NEE may also reduce or eliminate such coverage at any time.  NEP may not be able to maintain or obtain insurance of the type and amount NEP desires at reasonable rates and NEP may elect to self-insure a portion of its portfolio.  The insurance coverage NEP does obtain may contain large deductibles or fail to cover certain risks or all potential losses.  In addition, NEP's insurance policies are subject to annual review by its insurers and may not be renewed on similar or favorable terms, including coverage, deductibles or premiums, or at all.  If a significant accident or event occurs for which NEP is not fully insured, it could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Warranties provided by the suppliers of equipment for NEP's projects may be limited by the ability of a supplier to satisfy its warranty obligations or by the expiration of applicable time or liability limits, which could reduce or void the warranty protections, or the warranties may be insufficient to compensate NEP's losses.

NEP expects to benefit from various warranties, including product quality and performance warranties, provided by suppliers in connection with the purchase of equipment necessary to operate its projects.  NEP's suppliers may fail to fulfill their warranty obligations.  For example, the supplier of solar reflector panels for Genesis, Flabeg Solar US Corp., filed for Chapter 7 bankruptcy on April 2, 2013, and may not be able to perform under its warranty.  Even if a supplier fulfills its obligations, the warranty may not be sufficient to compensate NEP for all of its losses.  In addition, these warranties generally expire within two to five years after the date each equipment item is delivered or commissioned and are subject to liability limits.  If installation is delayed, NEP may lose all or a portion of the benefit of a warranty.  If NEP seeks warranty protection and a supplier is unable or unwilling to perform its warranty obligations, whether as a result of its financial condition or otherwise, or if the term of the warranty has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected equipment, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Supplier concentration at certain of NEP's projects may expose it to significant credit or performance risks.

NEP often relies on a single supplier or a small number of suppliers to provide equipment, technology and other services required to operate its projects.  If any of these suppliers cannot perform under their agreements with NEP, NEP may need to seek alternative suppliers.  Alternative suppliers, products and services may not perform similarly and replacement agreements may not be available on favorable terms or at all.  NEP may be required to make significant capital contributions to remove, replace or redesign equipment that cannot be supported or maintained by replacement suppliers.  A number of factors, including the credit quality of NEP's suppliers, may impact their ability to perform under NEP's supply agreements.  The failure of any supplier to fulfill its contractual obligations to NEP could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP relies on interconnection and transmission facilities of third parties to deliver energy from its projects, and if these facilities become unavailable, NEP's projects may not be able to operate or deliver energy.

NEP depends on interconnection and transmission facilities owned and operated by third parties to deliver the energy from its projects.  In addition, some of the projects in NEP's initial portfolio share essential facilities, including interconnection and transmission facilities, with other projects that are owned by NEE and its affiliates.  Many of the interconnection and transmission arrangements for the projects in NEP's initial portfolio are governed by separate agreements with the owners of the transmission or distribution system.  Congestion, emergencies, maintenance, outages, overloads, requests by other parties for transmission service, actions or omissions by other projects with which NEP shares facilities and other events beyond NEP's control could partially or completely curtail deliveries of energy by its projects and increase project costs.  For example, Southern California Edison recently requested approval from the California Public Utilities Commission to upgrade four transmission circuits over a 36 to 48 month time period beginning in 2016, which may limit the ability of Genesis to deliver its full output capability into the electric grid during that time period.  In addition, any termination of a project’s interconnection or transmission arrangements or non-compliance by an interconnection provider, the owner of shared facilities or another third party with its obligations under an interconnection or transmission arrangement may delay or prevent NEP's projects from delivering energy to its energy sale counterparties or into Ontario's Independent Electricity System Operator (IESO)-managed system, as applicable.  If the interconnection or transmission arrangement for a project is terminated, NEP may not be able to replace it on similar terms to the existing arrangement, or at all, or NEP may experience significant delays or costs in connection with such replacement.  Moreover, if NEP acquires any projects that are under construction or development, a failure or delay in the construction or development of interconnection or transmission facilities could delay the completion of the project.  The unavailability of interconnection, transmission or shared facilities could adversely affect the operation of its projects and the revenues received, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations.

NEP's projects are subject to numerous environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things:

•
the protection of wildlife, including migratory birds, bats and threatened and endangered species, such as desert tortoises, or protected species such as eagles, and other protected plants or animals whose presence or movements often cannot be anticipated or controlled;

•	controlled or uncontrolled air emissions, including greenhouse gases;

•	water use, and discharges of process materials or pollutants into surface waters;

•	the storage, handling, use, transportation and distribution of hazardous or toxic substances and other regulated substances, materials, and/or chemicals;

•	releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater;

•
federal, state, provincial or local land use, zoning, building and transportation laws and requirements, which may mandate conformance with sound levels, radar and communications interference, hazards to aviation or navigation, or other potential nuisances such as the flickering effect caused when rotating wind turbine blades periodically cast shadows through openings such as the windows of neighboring properties, which is known as shadow flicker;

•	the presence or discovery of archaeological, religious or cultural resources at or near NEP's operations; and

•	the protection of workers’ health and safety.

If NEP's projects do not comply with such laws, regulations or requirements, NEP may be required to pay penalties or fines, or curtail or cease operations of the affected projects.  Violations of environmental and other laws, regulations and permit requirements, including certain violations of laws protecting wetlands, migratory birds, bald and golden eagles and threatened or endangered species, may also result in criminal sanctions or injunctions.

NEP's projects also carry inherent environmental, health and safety risks, including the potential for related civil litigation, regulatory compliance, remediation orders, fines and other penalties.  For instance, NEP's projects could malfunction or experience other unplanned events that cause spills or emissions that exceed permitted levels, resulting in personal injury, fines or property damage.

Additionally, NEP may be held liable for related investigatory and cleanup costs, which are typically not limited by law or regulation, for any property where there has been a release or potential release of a hazardous substance, regardless of whether NEP knew of or caused the release or potential release.  NEP could also be liable for other costs, including fines, personal injury or property damage or damage to natural resources.  In addition, some environmental laws place a lien on a contaminated site in favor of the government as security for damages and costs it may incur for contamination and cleanup.  Contained or uncontained hazardous substances on, under or near NEP's projects, regardless of whether it owns or leases the sited property, or the inability to remove or otherwise remediate such substances may restrict or eliminate NEP's ability to operate its projects.

Each of NEP's projects are designed specifically for the landscape of the project site and each covers a large area.  As such, archaeological discoveries could occur at its projects at any time.  Such discoveries could result in the restriction or elimination of NEP's ability to operate its business at any project.  Landscape-scale projects and operations may cause impacts to certain landscape views, trails, or traditional cultural activities.  Such impacts may trigger claims from citizens that a NEP project and/or its operations are infringing upon their legal rights or other claims, resulting in the restriction or elimination of NEP's ability to operate its business at the affected project.

Environmental, health and safety laws and regulations have generally become more stringent over time, and NEP expects this trend to continue.  Significant capital and operating costs may be incurred at any time to keep NEP's projects in compliance with environmental, health and safety laws and regulations.  If it is not economical to make those expenditures, or if NEP violates any of these laws and regulations, it may be necessary to retire projects or restrict or modify its operations, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's projects may be adversely affected by legislative changes or a failure to comply with applicable energy regulations.

NEP's project entities and energy sale counterparties are subject to regulation by U.S. and Canadian federal, state, provincial and local authorities.  The wholesale sale of electric energy in the continental U.S. states, other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a U.S. project entity to charge the negotiated rates contained in its PPA is subject to that project entity’s maintenance of its general authorization from the FERC to sell electricity at market-based rates.  The FERC may revoke a U.S. project entity’s market-based rate authorization if it determines that the U.S. project entity can exercise market power in transmission or generation, create barriers to entry or has engaged in abusive affiliate transactions.  The negotiated rates entered into under the U.S. project entities’ PPAs could be changed by the FERC if it determined such change is in the public interest.  While this threshold public interest determination would require extraordinary circumstances under the FERC precedent, if the FERC decreases the prices paid to NEP for energy delivered under any of its PPAs, its revenues could be below its projections and its business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially adversely affected.

The renewable energy industry in Ontario is subject to provincial government regulation.  A change in government could result in a provincial government that is not supportive of renewable energy projects.  Changing political priorities or a change in government in Ontario could affect the ability of the Ontario Power Authority (OPA) to perform its obligations under NEP's FIT Contracts and RESOP Contracts or could result in the cancellation of its FIT Contracts or RESOP Contracts.  The provincial government may fail to pass legislation to preserve sufficient funds for payments to various Ontario projects, including NEP's, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's project entities, with the exceptions of Conestogo, Sombra and Moore, are subject to the mandatory reliability standards of the North American Electric Reliability Corporation (NERC).  The NERC reliability standards are a series of requirements that relate to maintaining the reliability of the North American bulk electric system and cover a wide variety of topics including physical and cybersecurity of critical assets, information protocols, frequency response and voltage standards, testing, documentation and outage management.  If NEP fails to comply with these standards, NEP could be subject to sanctions, including substantial monetary penalties.  Although NEP's U.S. project entities are not subject to state utility rate regulation because they sell energy exclusively on a wholesale basis, NEP is subject to other state regulations that may affect NEP's projects’ sale of energy and operations.  Changes in state regulatory treatment are unpredictable and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The structure of the industry and regulation in the U.S. and Canada is currently, and may continue to be, subject to challenges and restructuring proposals.  Additional regulatory approvals may be required due to changes in law or for other reasons.  NEP expects the laws and regulation applicable to its business and the energy industry generally to be in a state of transition for the foreseeable future.  Changes in such laws and regulations could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

As a result of the FPA and the FERC’s regulations of transfers of control over public utilities, an investor could be required to obtain the FERC approval to acquire common units that would give the investor and its affiliates indirect ownership of 10% or more in NEP's U.S. project entities.

NEP's U.S. project entities are public utilities as defined in the FPA.  Any transfer of direct or indirect control over them requires pre-approval by the FERC under FPA Section 203, either under existing blanket authorizations or by application.  A violation of FPA Section 203 by NEP as the seller, or an investor as the purchaser of NEP's voting securities, could subject the party in violation to civil or criminal penalties under the FPA, including civil penalties of up to $1 million per day per violation and other possible sanctions imposed by the FERC under the FPA.  The FERC generally presumes that a direct or indirect holder of 10% or more of a public utility’s voting securities controls the public utility.

NEP has submitted an application to the FERC requesting an order under FPA Section 203 or a declaratory order determining that NEP's common units are passive, non-voting securities that will not allow any unitholders to exercise control over its public utility subsidiaries.  Unless and until the FERC grants NEP's application, NEP will include restrictions in its partnership agreement under which an investor and its affiliates that acquire 10% or more of its outstanding limited partnership interests will lose their voting rights.  If the FERC grants NEP's application, the 10% restriction will no longer apply.  However, under NEP's partnership agreement, upon the approval by the FERC of NEP's application, an investor and its affiliates that acquire 20% or more of its outstanding limited partnership interests will lose their voting rights.

NEP does not own all of the land on which the projects in its initial portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or leaseholders that have rights that are superior to NEP's rights.

NEP does not own all of the land on which the projects in its initial portfolio are located and they generally are, and its future projects may be, located on land occupied under long-term easements, leases and rights of way.  The ownership interests in the land subject to these easements, leases and rights of way may be subject to mortgages securing loans or other liens and other easement, lease rights and rights of way of third parties that were created prior to NEP's projects’ easements, leases and rights of way.  As a result, some of NEP's projects’ rights under such easements, leases or rights of way may be subject to the rights of these third parties.  While NEP performs title searches, obtains title insurance, records its interests in the real property records of the projects’ localities and enters into non-disturbance agreements to protect itself against these risks, such measures may be inadequate to protect against all risk that NEP's rights to use the land on which its projects are or will be located and its projects’ rights to such easements, leases and rights of way could be lost or curtailed.  Any such loss or curtailment of NEP's rights to use the land on which its projects are or will be located could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is subject to risks associated with litigation or administrative proceedings that could materially impact its operations, including future proceedings related to projects it subsequently acquires.

NEP is subject to risks and costs, including potential negative publicity, associated with lawsuits or claims contesting the operation or, if it acquires a project that has not reached the commercial operation date (COD) at the time of the acquisition, construction of its projects.  The result and costs of defending any such lawsuit, regardless of the merits and eventual outcome, may be material.  For example, individuals and interest groups may sue to challenge the issuance of a permit for a project or seek to enjoin a project’s operations.  NEP may also become subject to claims based on alleged negative health effects related to acoustics, shadow flicker or other claims associated with wind turbines from individuals who live near NEP's projects.  Any such legal proceedings or disputes could materially increase the costs associated with NEP's operations.  In addition, NEP may subsequently become subject to legal proceedings or claims contesting the construction or operation of NEP's projects.  Any such legal proceedings or disputes could materially delay NEP's ability to complete construction of a project in a timely manner or at all or materially increase the costs associated with commencing or continuing a project’s commercial operations.  Settlement of claims and unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The Summerhaven, Conestogo and Bluewater projects are subject to Canadian domestic content requirements under their FIT Contracts.

The FIT Contracts relating to Summerhaven, Conestogo and Bluewater require suppliers to source a minimum percentage of their equipment and services from Ontario resident suppliers to meet the minimum required domestic content level (MRDCL).  The MRDCL for Summerhaven and Conestogo is 25% and the MRDCL for Bluewater is 50%.  Following their respective CODs, Summerhaven and Conestogo submitted reports to the OPA summarizing how they achieved the MRDCL for their respective projects (Domestic Content Reports) and the OPA issued letters to Summerhaven and Conestogo acknowledging the completeness of their Domestic Content Reports. Bluewater is not expected to achieve COD until the third quarter of 2014 and, accordingly, has not yet submitted a Domestic Content Report to the OPA.  The OPA may not deem the Bluewater Domestic Content Report complete as required under the terms of the Bluewater FIT Contract and may request additional information from Bluewater and supporting documentation related to the activities that Bluewater undertook in order to meet its MRDCL.  Following the issuance by the OPA of letters acknowledging the completeness of the Domestic Content Reports for Summerhaven, Conestogo and Bluewater, the OPA will have the right to audit these projects for a period of up to 7 years post-COD to confirm that they complied with the domestic content requirements under their respective FIT Contracts and achieved their respective MRDCLs.  The failure by any of these projects to achieve its MRDCL could result in a default by such project under its FIT Contract, which default may not be possible to cure and could result in a termination of its FIT Contract, without compensation, by the OPA.  A termination of the FIT Contract for Summerhaven, Conestogo or Bluewater could negatively affect revenues generated by such project and have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's cross-border operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and non-U.S. jurisdictions.

Doing business in the U.S. and Canada requires NEP to comply with anti-corruption laws and regulations of the U.S. and Canadian governments.  NEP's failure to comply with these laws and regulations may expose NEP to liabilities.  These laws and regulations may apply to NEP, NEE and its affiliates and its individual directors, officers, employees and agents and may restrict NEP's operations, trade practices, investment decisions and partnering activities.  In particular, NEP's Canadian operations are subject to U.S. laws and regulations, such as the Foreign Corrupt Practices Act of 1977 (FCPA), as well as Canadian anti-corruption laws.  The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise securing an improper advantage.  The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls.  As part of NEP's business, it deals with foreign officials for purposes of the FCPA.  As a result, business dealings between NEP's employees and any such foreign official could expose NEP to the risk of violating anti-corruption laws even if such business practices may be customary or are not otherwise prohibited between NEP and a private third party.  Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures.  NEP has established policies and procedures designed to assist it and personnel acting on its behalf in complying with applicable U.S. and Canadian laws and regulations; however, these policies and procedures may not be effective and any such violation of these legal requirements, inadvertent or otherwise, could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is subject to risks associated with its ownership or acquisition of projects that remain under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

As part of its acquisition strategy, NEP may choose to acquire other projects that have not yet commenced operations and remain under construction.  There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project from commencing commercial operations.  Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including:

•	delays in obtaining, or the inability to obtain, necessary permits and licenses;

•	delays and increased costs related to the interconnection of new projects to the transmission system;

•	the inability to acquire or maintain land use and access rights;

•	the failure to receive contracted third-party services;

•	interruptions to dispatch at the projects;

•	supply interruptions;

•	work stoppages;

•	labor disputes;

•	weather interferences;

•
unforeseen engineering, environmental and geological problems, including discoveries of contamination, protected plant or animal species or habitat, archaeological or cultural resources or other environment-related factors;

•	unanticipated cost overruns in excess of budgeted contingencies; and

•	failure of contracting parties to perform under contracts.

In addition, where NEP has a relationship with a third party to complete construction of any construction project, NEP is subject to the viability and performance of the third party.  NEP's inability to find a replacement contracting party, where the original contracting party has failed to perform, could result in the abandonment of the construction of such project, while it could remain obligated under other agreements associated with the project, including offtake power sales agreements.

Any of these risks could cause NEP's financial returns on these investments to be lower than expected or otherwise delay or prevent the completion of such projects or distribution of cash to NEP, or could cause NEP to operate below expected capacity or availability levels, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Contract Risks

NEP relies on a limited number of Energy Sale Counterparties and NEP is exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to NEP or that they otherwise terminate their agreements with NEP.

In most instances, NEP sells the energy generated by each of its projects to a single Energy Sale Counterparty under a long-term PPA, RESOP Contract or FIT Contract or into the IESO-managed system subject to a FIT Contract with a single Energy Sale Counterparty.  NEP expects that these contracts will be the primary, and possibly the exclusive, source of cash flows available to make distributions to its unitholders.  Thus, the actions of even one Energy Sale Counterparty may cause variability of NEP's overall revenue, profitability and cash flows that are difficult to predict.  Similarly, significant portions of its credit risk may be concentrated among a limited number of Energy Sale Counterparties and the failure of even one of these key customers to pay its obligations to NEP could significantly impact NEP's business and financial results.  NEP expects its largest Energy Sale Counterparties, which are PG&E and the OPA, to account for an aggregate of between approximately 45% and 50% of the net generation of its initial portfolio and an aggregate of between approximately 75% and 80% of its EBITDA for the twelve-month period ending June 30, 2015.  Any or all of NEP's Energy Sale Counterparties may fail to fulfill their obligations under their PPAs, RESOP Contracts or FIT Contracts or with NEP, whether as a result of the occurrence of any of the following factors or otherwise:

•
Specified events beyond NEP's control or the control of an Energy Sale Counterparty may temporarily or permanently excuse the Energy Sale Counterparty from its obligation to accept and pay for delivery of energy generated by a project.  These events could include a system emergency, transmission failure or curtailment, adverse weather conditions or labor disputes.

•
Since a governmental entity makes payments with respect to the energy produced by some of NEP's projects under FIT Contracts and RESOP Contracts, NEP is subject to the risk that the governmental entity may unilaterally change or terminate its contract with NEP, whether as a result of legislative, regulatory, political or other activities.

•
The ability of NEP's Energy Sale Counterparties to fulfill their contractual obligations to NEP depends on their creditworthiness.  NEP is exposed to the credit risk of its Energy Sale Counterparties over an extended period of time due to the long-term nature of NEP's PPAs, RESOP Contracts or FIT Contracts with them.  These customers could become subject to insolvency or liquidation proceedings or otherwise suffer a deterioration of their creditworthiness when they have not yet paid for energy delivered, any of which could result in underpayment or nonpayment under such agreements.

•
A default or failure by NEP to satisfy minimum energy delivery requirements or in mechanical availability levels under NEP's PPAs could result in damage payments to the applicable Energy Sale Counterparty or termination of the applicable PPA.

If NEP's Energy Sale Counterparties are unwilling or unable to fulfill their contractual obligations to NEP, or if they otherwise terminate such agreements prior to their expiration, NEP may not be able to recover contractual payments and commitments due to NEP.  Since the number of customers that purchase wholesale bulk energy is limited, NEP may be unable to find a new energy purchaser on similar or otherwise acceptable terms or at all.  In some cases, there currently is no economical alternative counterparty to the original Energy Sale Counterparty.  For example, if the OPA fails to make payments as required by its FIT Contracts with NEP's Ontario projects, these projects would receive only wholesale spot prices for output sold into the IESO-managed system, which could result in a reduction of cash flows and impact NEP's ability to cover operational or financing costs for such projects.  The loss of or a reduction in sales to any of NEP's Energy Sale Counterparties could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to extend, renew or replace expiring or terminated agreements, such as its PPAs, RESOP Contracts and Canadian FIT Contracts, at favorable rates or on a long-term basis.

As of June 30, 2014, after giving effect to the Bluewater FIT Contract, the capacity weighted average remaining contract life under NEP's PPAs, FIT Contracts and RESOP Contracts will be approximately 21 years.  NEP's ability to extend, renew or replace its existing PPAs, RESOP Contracts and FIT Contracts depends on a number of factors beyond its control, including:

•
whether the Energy Sale Counterparty has a continued need for energy at the time of expiration, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;

•	the satisfactory performance of NEP's delivery obligations under such PPAs, RESOP Contracts or FIT Contracts;

•	the regulatory environment applicable to NEP's Energy Sale Counterparties at the time;

•	macroeconomic factors present at the time, such as population, business trends and related energy demand; and

•	the effects of regulation on the contracting practices of NEP's Energy Sale Counterparties.

If NEP is not able to extend, renew or replace on acceptable terms existing PPAs, RESOP Contracts or FIT Contracts before contract expiration, or if such agreements are otherwise terminated in accordance with their terms prior to their expiration, NEP may be forced to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than NEP received under the applicable contract.  Alternatively, if there is no market for a project’s uncontracted energy, NEP may be required to decommission the project before the end of its useful life.  Any failure to extend or replace a significant portion of NEP's existing PPAs, RESOP Contracts or FIT Contracts, or extending, renewing or replacing them at lower prices or with other unfavorable terms or the decommissioning of a project could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

If the energy production by or availability of NEP's U.S. projects is less than expected, they may not be able to satisfy minimum production or availability obligations under NEP's U.S. project entities’ PPAs.

NEP's energy production or its projects’ availability could be less than historically has been the case or less than projected due to various factors, including unexpected wind or solar conditions, natural disasters, equipment underperformance, operational issues, changes in law or actions taken by third parties.  NEP's U.S. project entities’ existing PPAs contain provisions that require NEP to produce a minimum amount of energy or be available a minimum percentage of time over periods of time specified in the PPAs.  A failure to produce sufficient energy or to be sufficiently available to meet NEP's commitments under its PPAs could result in the payment of damages or the termination of PPAs and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to NEP's Acquisition Strategy and Future Growth

NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

NEP intends to pursue opportunities to acquire contracted clean energy projects that are either operational or, in limited circumstances, construction-ready or under development, from NEER and others consistent with its business strategy.  Various factors could affect the availability of such projects to grow NEP's business, including the following factors and those described in more detail in the additional risk factors below:

•
competing bids for a project, including the NEER ROFO Projects, from companies that may have substantially greater purchasing power, capital or other resources or a greater willingness to accept lower returns or more risk than NEP does;

•
fewer acquisition opportunities than NEP expects, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than NEP believes suitable for its acquisition strategy and future growth;

•
NEER’s failure to complete the development of the NEER ROFO Projects or other projects that have not yet commenced commercial operations, which could result from, among other things, failure to obtain or comply with permits, failure to procure the requisite financing or interconnection or failure to satisfy the conditions to the project agreements or any of the other projects in its development pipeline, in a timely manner or at all;

•
NEP's failure to successfully develop and finance projects, to the extent that it decides to acquire projects that are not yet operational or to otherwise pursue development activities with respect to new projects;

•	NEP's inability to obtain the necessary consents to consummate the acquisition; and

•	the presence or potential presence of:

◦	pollution, contamination or other wastes at the project site;

◦	protected plant or animal species;

◦	archaeological or cultural resources;

◦	wind waking or solar shadowing effects caused by neighboring activities, which reduce potential energy production by decreasing wind speeds or reducing available insolation;

◦	land use restrictions and other environment-related siting factors;

◦	growing local opposition to wind and solar projects in certain markets due to concerns about noise, health, environmental or other alleged impacts of wind or solar projects; and

◦	slower industry growth than indicated in the third party sources upon which NEP's industry growth estimates are based.

Any of these factors could limit NEP's acquisition opportunities and prevent it from executing its growth strategy and making cash distributions to its unitholders.  In addition, antidumping cases have been filed at the U.S. Department of Commerce that seek to impose duties on solar cells manufactured in Taiwan that are incorporated in solar panels imported into the U.S. by Chinese companies.  If these cases are successful, the price of solar panels could increase which may make development of solar projects less competitive and adversely impact NEP's ability to acquire solar projects in the future.

Further, even if NEP consummates acquisitions that it believes will be accretive to cash available for distribution per common unit, those acquisitions may decrease the cash available for distribution as a result of incorrect assumptions in NEP's evaluation of such acquisitions, unforeseen consequences or other external events beyond its control.

Any failure to locate and acquire interest in additional, contracted clean energy projects at favorable prices could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

NEP OpCo’s partnership agreement requires that it distribute its available cash, which could limit its ability to grow and make acquisitions.

NEP expects that NEP OpCo will distribute its available cash (as defined in NEP OpCo’s partnership agreement) to its unitholders, including NEP, and will rely primarily upon external financing sources, including commercial borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures.  The incurrence of additional commercial borrowings or other debt to finance NEP's growth strategy would result in increased interest expense, which in turn could have a material adverse effect on its ability to grow its business and make cash distributions to its unitholders.  To the extent NEP or NEP OpCo issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that NEP will be unable to maintain or increase its per unit distribution level.  There are no limitations in NEP's or NEP OpCo’s partnership agreements or in NEP OpCo’s revolving credit facility, on its or NEP OpCo’s ability to issue additional units, including units ranking senior to NEP's or NEP OpCo’s common units.  In addition, because NEP OpCo intends to distribute its available cash, NEP's growth may not be as fast as that of businesses which reinvest their available cash to expand ongoing operations.  As a result, to the extent NEP OpCo is unable to finance growth externally or external financing significantly increases interest expense or results in the issuance of additional units, NEP's cash distribution policy will significantly impair its ability to grow and increase its distributions to NEP.

Lower prices for other fuel sources reduce the demand for wind and solar energy.

The amount of wind and solar energy demand is affected by the price and availability of other fuels, including nuclear, coal, natural gas and oil, as well as other sources of renewable energy.  For example, low natural gas prices have led, in some instances, to increased natural gas consumption in lieu of other energy sources.  To the extent renewable energy, particularly wind and solar energy, becomes less cost-competitive due to reduced government targets and incentives that favor renewable energy, cheaper alternatives or otherwise, demand for wind and solar energy and other forms of renewable energy could decrease.  Slow growth or a long-term reduction in the energy demand could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Government regulations providing incentives and subsidies for clean energy could change at any time and such changes may negatively impact NEP's growth strategy.

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current government policies that promote and support clean energy and enhance the economic viability of owning clean energy projects.  Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, CITCs, loan guarantees, RPS, the U.S. federal Modified Accelerated Cost-Recovery System for depreciation and other incentives, as well as similar Canadian incentives, RPS, accelerated cost recovery deductions and other commercially oriented incentives.  These policies have had a significant impact on the development of clean energy and they could change at any time.  These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs associated with developing such projects or creating demand for renewable energy assets through RPS programs.  A loss or reduction in such incentives could decrease the attractiveness of clean energy projects to developers, including NEE, which could reduce NEP's acquisition opportunities.  Such a loss or reduction could also reduce NEP's willingness to pursue or develop certain clean energy projects due to higher operating costs or lower PPAs, RESOP Contracts and FIT Contracts.

If these policies are not renewed, the market for future clean energy PPAs or FIT Contracts may be smaller and the prices for future clean energy PPAs or FIT Contracts may be lower.  For example, the U.S. Internal Revenue Code of 1986, as amended (Code) provides a PTC on a ¢/kWh basis for all qualifying energy produced by a qualifying U.S. wind project during the first ten years after it commences commercial operations.  The PTC is no longer available for new wind projects unless they were “under construction” by the end of 2013 and the developer uses continuous efforts towards commencing commercial operations.  Under IRS guidance, projects that were under construction by the end of 2013 and have commenced commercial operations by the end of 2015 will be deemed to have used continuous efforts.  The ITC and CITC are U.S. federal incentives that provide an income tax credit or cash grant after the project commences commercial operations of up to 30% of eligible installed costs.  An owner of a project that meets the requirements of the applicable incentive has the option to choose which of the foregoing incentives to pursue.  A solar project must commence commercial operations on or before December 31, 2016, to qualify for the 30% ITC.  A solar project that commences commercial operations after December 31, 2016, may qualify for an ITC equal to 10% of eligible installed costs.  Alternatively, in order to qualify for the CITC, a solar project must have begun construction by the end of 2011 and have commenced commercial operations on or before December 31, 2016.  To the extent that these policies are changed in a manner that reduces the incentives that benefit NEP's projects, they could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing.

Additionally, some states with RPS targets have met, or in the near future will meet, their renewable energy targets.  For example, California, which has one of the most aggressive RPS in the U.S., is poised to meet its current target of 25% renewable energy generation by 2016 and has the potential to meet its goal of 33% renewable power generation by 2020 with already-proposed new renewable energy projects.  Ontario anticipates meeting its non-hydro renewable energy target of 10.7 GW by 2025.  If, as a result of achieving these targets, these and other U.S. states and Canadian provinces do not increase their targets in the near future, demand for additional renewable energy could decrease.  To the extent other states and provinces adopt RPS targets, programs or goals, demand for renewable energy could decrease in the future.  Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's growth strategy depends on the acquisition of projects developed by NEE and third parties, which face risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.

Project development is a capital intensive business that relies heavily on the availability of debt and equity financing sources to fund projected construction and other capital expenditures.  As a result, in order to successfully develop a project, development companies, including NEE and its subsidiaries, must obtain sufficient financing to complete the development phase of their projects.  Any significant disruption in the credit and capital markets or a significant increase in interest rates could make it difficult for development companies to raise funds when needed to secure construction financing, which would limit a project’s ability to obtain financing to complete the construction of a project NEP may seek to acquire.

Project developers, including NEE, develop, construct, manage, own and operate clean energy and transmission facilities.  A key component of their businesses is their ability to construct and operate generation and transmission facilities to meet customer needs.  As part of these activities, project developers must periodically apply for licenses and permits from various regulatory authorities and abide by their respective conditions and requirements.  If project developers, including NEE, are unsuccessful in obtaining necessary licenses or permits on acceptable terms or encounter delays in obtaining or renewing such licenses or permits, or if regulatory authorities initiate any associated investigations or enforcement actions or impose penalties or reject projects, the potential number of projects that may be available for NEP to acquire may be reduced or potential transaction opportunities may be delayed.

If the challenges of developing projects increase for project developers, including NEE, NEP's pool of available opportunities may be limited, which could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

NEP's ability to effectively consummate future acquisitions will also depend on its ability to arrange the required or desired financing for acquisitions.

NEP may not have sufficient availability under NEP OpCo's credit facilities or have access to project-level financing on commercially reasonable terms when acquisition opportunities arise.  An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate future acquisitions and effectuate its growth strategy.  If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash available for distribution.  Similarly, the issuance of additional equity securities as consideration for acquisitions could cause significant unitholder dilution and reduce the cash available for distribution per unit if the acquisitions are not sufficiently accretive.  NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Acquisitions of existing clean energy projects involve numerous risks.

NEP's strategy includes growing its business through the acquisition of existing clean energy projects.  The acquisition of existing clean energy projects involves numerous risks, including exposure to existing liabilities and unanticipated post-acquisition costs associated with the pre-acquisition activities by the project, difficulty in integrating the acquired projects into NEP's business and, if the projects are in new markets, the risks of entering markets where NEP has limited experience.  Additionally, NEP risks overpaying for such projects (or not making acquisitions on an accretive basis) and failing to retain the customers of such projects. While NEP will perform due diligence on prospective acquisitions, NEP may not discover all potential risks, operational issues or other issues in such projects.  Further, the integration and consolidation of acquisitions require substantial human, financial and other resources and, ultimately, NEP's acquisitions may divert NEP's management’s attention from its existing business concerns, disrupt its ongoing business or not be successfully integrated.  Future acquisitions might not perform as expected or the returns from such acquisitions might not support the financing utilized to acquire them or maintain them.  A failure to achieve the financial returns NEP expects when NEP acquires clean energy projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Renewable energy procurement is subject to U.S. state and Canadian provincial regulations, with relatively irregular, infrequent and often competitive procurement windows.

With few material federal policies driving the growth of renewable energy, each U.S. state and Canadian province has its own renewable energy regulations and policies.  Renewable energy developers must anticipate the future policy direction in each state and province and secure viable projects before they can bid to procure a PPA or FIT Contract or other contract through often highly competitive auctions.  In particular, energy policy in the key market of Ontario is subject to a political process with respect to its FIT Program and renewable energy procurements that may change dramatically as a result of changes in the provincial or political climate.  A failure to anticipate accurately the future policy direction in a jurisdiction or to secure viable projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

While NEP currently owns only wind and solar projects, NEP may acquire other sources of clean energy, including natural gas and nuclear projects, and may expand to include other types of assets including transmission projects, and any future acquisition of non-renewable energy projects, including transmission projects, may present unforeseen challenges and result in a competitive disadvantage relative to NEP's more-established competitors.

NEP may acquire other sources of clean energy, including contracted natural gas and nuclear projects, and other types of projects, including transmission projects.  NEP may be unable to identify attractive non- renewable energy or transmission acquisition opportunities or acquire such projects at a price and on terms that are attractive.  In addition, the consummation of such acquisitions could expose NEP to increased operating costs, unforeseen liabilities or risks including regulatory and environmental issues associated with entering new sectors of the energy industry, including requiring a disproportionate amount of NEP's management’s attention and resources, which could have an adverse impact on NEP's business and place NEP at a competitive disadvantage relative to more established non-renewable energy market participants.  A failure to successfully integrate such acquisitions with NEP's then-existing projects as a result of unforeseen operational difficulties or otherwise, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP faces substantial competition primarily from developers, IPPs, pension and private equity funds for opportunities in North America.

NEP believes its primary competitors for opportunities in North America are developers, IPPs, pension and private equity funds.  NEP also competes for personnel with requisite industry knowledge and experience.  Furthermore, the industry has experienced and may experience volatile demand for wind turbines, solar panels and related components.  If demand for this equipment increases, suppliers may give priority to other market participants, including NEP's competitors, who may have greater resources than NEP does.  An inability to effectively compete with developers, IPPs, pension and private equity funds for opportunities in North America could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Risks Related to NEP's Financial Activities

Restrictions in NEP OpCo's subsidiaries' revolving credit facility could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The direct subsidiaries of NEP OpCo have entered into a $250 million revolving credit facility.  This credit facility contains various covenants and restrictive provisions that will limit NEP OpCo’s ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase common units;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of projects.

The credit facility also will contain covenants requiring NEP OpCo to maintain certain financial ratios, including as a condition to making cash distributions to NEP and its other unitholders.  NEP OpCo’s ability to meet those financial ratios and tests can be affected by events beyond NEP's control, and it may be unable to meet those ratios and tests and therefore may be unable to make cash distributions to its unitholders including NEP.  As a result, NEP may be unable to make distributions to its unitholders.  In addition, the credit facility contains events of default customary for transactions of that nature, including the occurrence of a change of control.

The provisions of the credit facility may affect NEP's ability to obtain future financing and pursue attractive business opportunities and NEP's flexibility in planning for, and reacting to, changes in business conditions.  A failure to comply with the provisions of the credit facility could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the credit facility, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable and entitle lenders to enforce their security interest.  If the payment of the debt is accelerated, the revenue from the projects may be insufficient to repay such debt in full, lenders could enforce their security interest and NEP's unitholders could experience a partial or total loss of their investment.

NEP's cash available for distribution to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness.

NEP and NEP OpCo intend to pay quarterly cash distributions on all of their respective outstanding common units.  However, in any period, NEP's and NEP OpCo’s ability to pay cash distributions to its respective unitholders will depend on the performance of NEP's subsidiaries as well as all of the other factors.  The ability of NEP's subsidiaries to make distributions to NEP and NEP OpCo may be restricted by, among other things, the provisions of existing and future indebtedness.

The agreements governing NEP's subsidiaries’ project-level debt contain financial tests and covenants that NEP's subsidiaries must satisfy prior to making distributions and restrict the subsidiaries from making more than one distribution per quarter or per six-month period.  If any of NEP's subsidiaries is unable to satisfy these restrictions or is otherwise in default under such agreements, it would be prohibited from making distributions that could, in turn, affect the amount of cash distributed by NEP OpCo, and ultimately limit NEP's ability to pay cash distributions to its unitholders.  Additionally, such agreements require NEP's projects to establish a number of reserves out of their revenues, including reserves to service NEP's debt and reserves for O&M expenses, which have already been funded.  These cash reserves will affect the amount of cash distributed by NEP OpCo, which ultimately will affect the amount of cash available for distribution to its unitholders.  Also, upon the occurrence of certain events, including NEP's subsidiaries’ inability to satisfy distribution conditions for an extended period of time, NEP's subsidiaries’ revenues may be swept into one or more accounts for the benefit of the lenders under the subsidiaries’ debt agreements and the subsidiaries may be required to prepay indebtedness.  Restrictions preventing NEP's subsidiaries’ cash distributions could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's subsidiaries’ substantial amount of indebtedness may adversely affect NEP's ability to operate its business and its failure to comply with the terms of its subsidiaries' indebtedness could have a material adverse effect on NEP's financial condition.

NEP's subsidiaries’ substantial indebtedness could have important consequences.  For example,

•
failure to comply with the covenants in the agreements governing these obligations could result in an event of default under those agreements, which could be difficult to cure, result in bankruptcy or, with respect to subsidiary debt, result in loss of NEP OpCo's ownership interest in one or more of its subsidiaries or in some or all of their assets as a result of foreclosure;

•
NEP's subsidiaries’ debt service obligations require them to dedicate a substantial portion of their cash flow to pay principal and interest on their debt, thereby reducing their cash available to execute NEP's business plan and make cash distributions to its unitholders;

•
NEP's subsidiaries’ substantial indebtedness could limit NEP's ability to fund operations of any projects acquired in the future and NEP's financial flexibility, which could reduce its ability to plan for and react to unexpected opportunities;

•
NEP's subsidiaries’ substantial debt service obligations make NEP vulnerable to adverse changes in general economic, credit markets, capital markets, industry, competitive conditions and government regulation that could place NEP at a disadvantage compared to competitors with less debt; and

•
NEP's subsidiaries’ substantial indebtedness could limit NEP's ability to obtain financing for working capital including collateral postings, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes.

If NEP's subsidiaries, including NEP OpCo, do not comply with their obligations under their debt instruments, they may be required to refinance all or a part of their indebtedness, which they may not be able to do on similar terms or at all.  Increases in interest rates and changes in debt covenants may reduce the amounts that NEP and its subsidiaries can borrow, reduce NEP's cash flows and increase the equity investment NEP may be required to make in any projects NEP may acquire.  In addition, the project-level financing for projects that NEP may acquire that are under construction may prohibit distributions until such project commences operations.  If NEP's subsidiaries are not able to generate sufficient operating cash flow to repay their outstanding indebtedness or otherwise are unable to comply with the terms of their indebtedness, NEP could be required to reduce overhead costs, reduce the scope of its projects, sell some or all of its projects or delay construction of projects NEP may acquire, all of which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Currency exchange rate fluctuations may affect NEP's operations.

NEP is exposed to currency exchange rate fluctuations to the extent the cash flows generated by NEP's projects are in multiple currencies.  For example, 36% of NEP's revenue for the year ended December 31, 2013, was denominated in Canadian dollars and NEP expects net revenue from Canadian dollar markets to continue to represent a meaningful portion of its net revenue.  Any measures that NEP may implement to reduce the effect of currency exchange rate fluctuations and other risks of its multinational operations may not be effective or may be overly expensive.  In addition, foreign currency translation risk arises upon the translation of the financial statements of NEP's subsidiaries whose functional currency is the Canadian dollar into U.S. dollars for the purpose of preparing NEP's condensed combined financial statements included elsewhere in this report.  The assets and liabilities of its Canadian dollar denominated subsidiaries are translated at the closing rate at the date of reporting and income statement items are translated at the average rate for the period.  These currency translation differences may have significant negative impacts.  Foreign currency transaction risk also arises when NEP or its subsidiaries enter into transactions where the settlement occurs in a currency other than the functional currency of NEE or its subsidiaries.  Exchange differences arising from the settlement or translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized as profit or loss in the period in which they arise, which could materially impact NEP's net income.

To the extent that NEP engages in hedging activities to reduce its currency exchange rate exposure, NEP may be prevented from realizing the full benefits of exchange rate increases above the level of the hedges.  However, because NEP is not fully hedged, NEP will continue to have exposure on the unhedged portion of the currency NEP exchanges.

Additionally, NEP's hedging activities may not be as effective as it anticipates in reducing the volatility of its future cash flows.  NEP's hedging activities can result in substantial losses if hedging arrangements are imperfect or ineffective or its hedging policies and procedures are not followed properly or do not work as intended.  Further, hedging contracts are subject to the credit risk that the other party may prove unable or unwilling to perform its obligations under the contracts, particularly during periods of weak and volatile economic conditions.  Certain of the financial instruments NEP uses to hedge its exchange rate exposure must be accounted for on a mark-to-market basis.  This causes periodic earnings volatility due to fluctuations in exchange rates.  Any exposure to adverse currency exchange rate fluctuations could materially and adversely affect NEP's financial condition, results of operations and cash flows and its ability to make cash distributions to its unitholders.

NEP is exposed to risks inherent in its use of interest rate swaps.

Some of NEP's subsidiaries’ indebtedness accrues interest at variable rates, and some of its subsidiaries have used interest rate swaps to try to protect against market volatility.  The use of interest rate swaps, however, does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines.  Such transactions may also limit the opportunity for gain if the value of a position increases.  In addition, to the extent that actively quoted market prices and pricing information from external sources are not available, the valuation of these contracts will involve judgment or the use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.  If the values of these financial contracts change in a manner that NEP does not anticipate, or if a counterparty fails to perform under a contract, it could materially adversely affect its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to NEP's Relationship with NEE

NEE will exercise substantial influence over NEP and NEP is highly dependent on NEE and its affiliates.

NEE indirectly owns NEP GP and has the ability to appoint all of the executive officers and directors of its general partner.  In addition, NEE, through NEE Equity, holds 79.9% of the common units of NEP OpCo.  As a result, NEE will continue to have a substantial influence on NEP's affairs and has majority voting power on certain matters requiring the approval of NEP's unitholders that do not exclude votes of NEE and its affiliates.  This concentration of ownership may delay or prevent a change in control of NEP, which could prevent unitholders from receiving a premium for their common units.  In addition, certain of NEP's project subsidiaries are party to agreements or subject to various regulatory or tax regimes that require NEE or its affiliates to maintain certain levels of direct or indirect ownership, which could limit NEE’s ability to decrease its ownership percentage in the future.  NEE will also have the right to appoint all of the directors of NEP GP.

NEP will depend on NEE's affiliates to provide or arrange O&M services under agreements with NEE management and NEER, respectively, and to continue to provide existing credit support on behalf of its subsidiaries under an agreement with NEER.  Any failure by NEE management to perform its O&M services obligations or the failure by NEP to identify and contract with replacement management service providers or provide replacement credit support on similar terms, if required, could materially impact the successful operation of its projects.  Under these agreements, certain NEE employees will provide services to NEP.  These services will not be the primary responsibility of these employees, nor will these employees be required to act for NEP alone.  The agreements do not require any specific individuals to be provided by NEE and NEE will have the discretion to determine which of its employees will perform services required to be provided to NEP.

NEP's future success will depend on the continued service of employees of NEE or its affiliates, who are not obligated to remain employed with NEE.  NEP's future also depends on NEE’s successful renegotiation of collective bargaining agreements with its bargaining employees on acceptable terms when those agreements expire or otherwise terminate.  NEE has experienced departures of key professionals and personnel and key professionals and personnel may depart in the future, and any such departures may adversely affect NEP's ability to achieve its objectives.  The departure of a significant number of NEE’s professionals or a significant portion of the NEE employees who work at any of NEP's projects for any reason, or the failure to appoint qualified or effective successors in the event of such departures, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is highly dependent on credit support from NEE and its affiliates.  NEP's subsidiaries may default under contracts or become subject to cash sweeps if credit support is terminated, if NEE or its affiliates fail to honor their obligations under credit support arrangements, or if NEE or another credit support provider ceases to satisfy creditworthiness requirements, and NEP will be required in certain circumstances to reimburse NEE for draws that are made on credit support.

NEP depends on guarantees and letters of credit that have been provided by NextEra Energy Capital Holdings, Inc., NEER and other NEE affiliates to counterparties on behalf of its subsidiaries to satisfy NEP's subsidiaries’ contractual obligations to provide credit support, including under PPAs, FIT Contracts and RESOP Contracts.  These NEE affiliates also have provided credit support to lenders to fund reserve accounts, to facilitate NEE’s cash management practices, to support Genesis’ debt repayment obligations in relation to its expected CITC and to cover the risk that CITC proceeds received by any U.S. project entity are later recaptured by the U.S. Department of the Treasury.  NEP expects NEECH, NEER and other NEE affiliates, upon NEP's request and at NEER’s option, to provide credit support on behalf of any projects NEP may acquire in the future on similar terms but they are under no obligation to do so.  Any failure of NEP's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under NEP's subsidiaries’ PPAs, FIT Contracts or RESOP Contracts and financing agreements.  Such events of default could entitle Energy Sale Counterparties to terminate their contracts with NEP's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of NEP's subsidiaries.  In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then NEP OpCo may be required to reimburse them for the amounts drawn, which would reduce NEP OpCo’s available cash.  These events could decrease NEP's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets.  Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for its existing projects, which may require NEP to obtain the required credit support from third parties on less favorable terms and may prevent NEP from consummating the acquisition of additional projects.  All of the foregoing events, including a failure of NEP OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEER, an indirect wholly-owned subsidiary of NEE, or one of its affiliates will be permitted to borrow funds received by NEP's subsidiaries, including NEP OpCo, as partial consideration for its obligation to provide credit support to NEP, and NEER will use these funds for its own account without paying additional consideration to NEP and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo.  NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return a portion of these funds.

Under the cash sweep and client support (CSCS) agreement, NEER or one of its affiliates will be permitted to withdraw funds received by NEP's subsidiaries, including NEP OpCo, and hold them in an account of NEER or one of its affiliates to the extent the funds are not required to pay NEP or its subsidiaries’ costs or otherwise required to be retained by its subsidiaries, until the financing agreements of its subsidiaries permit distributions to be made to NEP OpCo or, in the case of NEP OpCo, until a minimum quarterly distribution is scheduled to be paid.  To the extent that NEER and its affiliates choose to use such excess funds in their own operations instead of returning them to NEP, it would reduce the amount of cash available to NEP to be used for acquisitions, capital expenditures and distributions to unitholders.  For example, NEER’s obligation to return funds prior to a scheduled distribution date is limited to the amount required to fund NEP OpCo’s anticipated quarterly distribution, unless the return of such funds is demanded by NEP OpCo.  NEP's ability to grow its distributions in the future is dependent on the growth of NEP OpCo’s distributions to NEP, which could be limited if NEER decides to retain excess funds for its own operations instead of returning them to NEP.  In addition, because NEP is managed by NEER, NEP may also choose not to request such funds even if they could be used for acquisitions or growth projects.  Further, NEER will not pay NEP any interest or additional consideration for the use of these funds.  If NEER or one of its affiliates realizes any earnings on NEP OpCo’s or its subsidiaries’ funds prior to the return of such funds, it will be permitted to retain those earnings for its own account.  The failure of NEER to return funds to NEP's subsidiaries for any reason could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to consummate future acquisitions from NEER.

NEP's ability to grow through acquisitions and increase distributions to unitholders is dependent in part on its ability to make acquisitions that result in an increase in cash available for distribution per unit.  NEP's growth strategy is based in part on its right of first offer with respect to certain projects that NEER may elect to sell.  Such acquisitions may not be available to NEP on acceptable terms or at all.  Other than the right of first offer with respect to any NEER ROFO Projects that NEER elects to sell during the six-year period ending in July 2020, NEER has no obligation to make any projects available to NEP for potential purchase.  The consummation and timing of any future acquisitions will depend upon, among other things, whether:

•	NEP is able to identify attractive acquisition candidates;

•	NEP is able to negotiate acceptable purchase agreements;

•	NEP is able to obtain financing for these acquisitions on economically acceptable terms; and

•	NEP is outbid by competitors.

Additionally, several factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including an assessment by NEER relating to its liquidity position, the risk profile of an opportunity, its fit with NEP's operations, limits on NEE personnel’s ability to devote their time to NEP and other factors.  The overall question of an acquisition’s suitability is highly subjective and specific to NEP.  For example, if NEER determines that a future acquisition opportunity other than the NEER ROFO Projects is not suitable for NEP, NEER will not be precluded from determining that the same opportunity is suitable for itself or another NEE affiliate.  Furthermore, if NEER reduces its ownership interest in NEP, it may be less willing to sell the NEER ROFO Projects to NEP.  In addition, there are limited restrictions on NEER’s ability to sell the NEER ROFO Projects to a third party.  An inability by NEER to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to successfully consummate any future acquisitions, whether from NEER or any third parties.  Any acquisitions that may be available to NEP may require that it be able to access the debt and equity markets.  However, NEP may be unable to access such markets on attractive terms or at all.  If NEP is unable to make future acquisitions, its future growth and ability to increase distributions will be limited.  Furthermore, even if NEP does consummate acquisitions that NEP believes will be accretive, they may in fact result in a decrease in cash available for distribution per unit as a result of incorrect assumptions in NEP's evaluation of such acquisitions or unforeseen consequences or other external events beyond its control.  Acquisitions involve numerous risks, including difficulties in integrating acquired businesses, inefficiencies and unexpected costs and liabilities.  These events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP GP and its affiliates, including NEE, have conflicts of interest with NEP and limited duties to NEP and its unitholders, and they may favor their own interests to the detriment of NEP and holders of NEP common units.

NEE indirectly owns and controls NEP GP and will appoint all of NEP GP's officers and directors.  All of NEP GP's executive officers and a majority of NEP GP's current directors also are officers of NEE.  Conflicts of interest exist and may arise as a result of the relationships between NEP GP and its affiliates, including NEE, on the one hand, and NEP and NEP's limited partners, on the other hand.  Although NEP GP has a duty to manage NEP in a manner beneficial to NEP and its limited partners, NEP GP's directors and officers have fiduciary duties to manage NEP GP in a manner beneficial to its owner, NEE.  In addition, NEE Management or certain of its affiliates will provide or arrange for certain services to be provided to NEP, including with respect to carrying out NEP's day-to-day management and providing individuals to act as NEP GP's executive officers.  These same executive officers may help NEP GP's board of directors evaluate potential acquisition opportunities presented by NEER under the ROFO Agreement.

In resolving such conflicts of interest, NEP GP may favor its own interests and the interests of its affiliates, including NEE, over the interests of its unitholders.  These conflicts include the following situations, among others:

•
No agreement to which NEP is a party requires NEE or its affiliates to pursue a business strategy that favors NEP or uses NEP's projects or dictates what markets to pursue or grow.  NEE’s directors and officers have a fiduciary duty to make these decisions in the best interests of NEE, which may be contrary to NEP's interests.

•	Contracts between NEP, on the one hand, and NEP GP and its affiliates, on the other, are not and will not be the result of arm’s length negotiations.

•
NEP GP's affiliates are not limited in their ability to compete with NEP and neither NEP GP nor its affiliates have any obligation to present business opportunities to NEP except for the NEER ROFO Projects.

•	NEP GP is allowed to take into account the interests of parties other than NEP, such as NEE, in resolving conflicts of interest.

•
NEP does not have any officers or employees and relies solely on officers and employees of NEP GP and its affiliates, including NEE.  The officers of NEP GP will also devote significant time to the business of NEE and its affiliates and will be compensated by NEE accordingly.

•
NEP's partnership agreement replaces the fiduciary duties that would otherwise be owed by NEP GP with contractual standards governing its duties and limits NEP GP's liabilities and the remedies available to NEP's unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under applicable Delaware law.

•	Except in limited circumstances, NEP GP has the power and authority to conduct NEP's business without unitholder approval.

•	Actions taken by NEP GP may affect the amount of cash available to pay distributions to unitholders.

•	NEP GP determines which costs incurred by it are reimbursable by NEP.

•	NEP reimburses NEP GP and its affiliates for expenses.

•	NEP GP has limited liability regarding NEP's contractual and other obligations.

•	NEP's common units are subject to NEP GP's limited call right.

•	NEP GP controls the enforcement of the obligations that it and its affiliates owe to NEP, including NEER’s obligations under the ROFO Agreement and its other commercial agreements with NEER.

•	NEP may choose not to retain counsel, independent accountants or other advisors separate from those retained by NEP GP to perform services for NEP or for the holders of common units.

A decision by NEP GP to favor its own interests and the interests of NEE over NEP's interests and the interests of its unitholders could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEE and other affiliates of NEP GP are not restricted in their ability to compete with NEP.

NEP's partnership agreement provides that its general partner will be restricted from engaging in any business activities other than acting as NEP GP and those activities incidental to its ownership of interests in NEP.  Affiliates of NEP GP, including NEE and its other subsidiaries, are not prohibited, including under the Management Services Agreement, from owning projects or engaging in businesses that compete directly or indirectly with NEP.  NEE currently holds interests in, and may make investments in and purchases of, entities that acquire, own and operate other power generators.  NEER will be under no obligation to make any acquisition opportunities available to NEP, other than under the ROFO Agreement.

Under the terms of NEP's partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to NEP GP or any of its affiliates, including its executive officers and directors and NEE.  Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for NEP will not have any duty to communicate or offer such opportunity to NEP.  Any such person or entity will not be liable to NEP or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to NEP.  This may create actual and potential conflicts of interest between NEP and affiliates of NEP GP and result in less than favorable treatment of NEP and holders of its common units.

NEP may be unable to terminate the Management Services Agreement.

The Management Services Agreement provides that NEP and certain affiliates may only terminate the agreement upon 90 days' prior written notice to NEE Management upon the occurrence of any of the following:

•
NEE Management defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to NEP or certain affiliates and the default continues unremedied for a period of 90 days after written notice thereof is given to NEE Management;

•	NEE Management engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to NEP;

•	NEE Management is reckless in the performance of its duties under the agreement and such recklessness results in material harm to NEP or its affiliates; or

•	upon the happening of certain events relating to the bankruptcy or insolvency of NEP or certain of its affiliates.

NEP will not be able to terminate the agreement for any other reason, including if NEE Management experiences a change of control.  The agreement continues for twenty years and thereafter renews for successive five-year periods unless NEP OpCo or NEE Management provides written notice to the other that it does not wish for the agreement to be renewed.  If NEE Management’s performance does not meet the expectations of investors and NEP is unable to terminate the Management Services Agreement, the market price of NEP's common units could suffer.  In addition, even if the Management Services Agreement is terminated, it may not terminate in respect of provisions relating to the payment of the IDR Fee payable to NEE Management under that agreement, which could result in NEE or its affiliates receiving payments that would otherwise be distributed to NEP's common unitholders even though NEE Management would be no longer obligated to provide services to NEP under the Management Services Agreement.

If NEE Management terminates the Management Services Agreement, NEER terminates the Management Sub-Contract or either of them defaults in the performance of its obligations thereunder, NEP may be unable to contract with a substitute service provider on similar terms, or at all.

NEP will rely on NEE Management and NEER to provide NEP with management services under the Management Services Agreement and the Management Sub-Contract, respectively and will not have independent executive or senior management personnel.  Each of the Management Services Agreement and the Management Sub-Contract, respectively, provides that NEE Management and NEER, respectively, may terminate the applicable agreement upon 180 days prior written notice of termination to NEP if NEP defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to NEE Management or any of its affiliates other than NEP or its subsidiaries and NEER, respectively, and the default continues unremedied for a period of 90 days after written notice of the breach is given to NEP upon the happening of certain specified events.  If NEE Management terminates the Management Services Agreement, if NEER terminates the Management Sub-Contract or if either of them defaults in the performance of its obligations thereunder, NEP may be unable to contract with a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial.  In addition, NEE Management and NEER are familiar with NEP's projects and, as a result, NEE Management and NEER have certain synergies with NEP.  Substitute service providers would lack such synergies and may not be able to provide the same level of service to NEP.  If NEP cannot locate a service provider that is able to provide NEP with substantially similar services as NEE Management and NEER provide under the Management Services Agreement and Management Sub-Contract, respectively, on similar terms, it would likely have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's arrangements with NEE limit its liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

Under the Management Services Agreement, NEE Management and its affiliates does not assume any responsibility other than to provide or arrange for the provision of the services described in the Management Services Agreement in good faith.  Additionally, under the Management Services Agreement, the liability of NEE Management and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or recklessness or, in the case of a criminal matter, to action that was known to have been unlawful.  NEP has agreed, and will cause certain affiliates to, indemnify NEE Management and its affiliates and any of their directors, officers, agents, members, partners, stockholders and employees and other representatives of NEE Management and its affiliates to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with NEP's, NEE Operating GP's, NEP OpCo and certain affiliates' operations, investments and activities or in respect of or arising from the Management Services Agreement or the services provided thereunder by NEE Management and its affiliates, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above.  Additionally, the maximum amount of the aggregate liability of NEE Management or any of its affiliates in providing services under the Management Services Agreement or otherwise (including NEER under the Management Sub-Contract), or of any director, officer, employee, contractor, agent, advisor or other representative of NEE Management or any of its affiliates, will be equal to the base management fee previously paid by NEP in the most recent calendar year under the Management Services Agreement but in no event less than $4.0 million.  These protections may result in NEE Management and its affiliates tolerating greater risks when making decisions than otherwise would be the case, including when determining whether to use leverage in connection with acquisitions.  The indemnification arrangements to which NEE Management and its affiliates are a party may also give rise to legal claims for indemnification, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The credit and risk profile of NEP GP and its owner, NEE, could adversely affect NEP's credit ratings and risk profile, which could increase NEP's borrowing costs or hinder NEP's ability to raise capital.

The credit and business risk profiles of NEP GP and NEE may be considered in credit evaluations of NEP because NEP GP, which is indirectly owned by NEE, controls NEP's business activities, including NEP's and NEP OpCo's cash distribution policy and growth strategy.  Any adverse change in the financial condition of NEE, including the degree of its financial leverage and its dependence on cash flows from NEP to service its indebtedness, or a downgrade of NEE’s investment-grade credit rating, may adversely affect NEP's credit ratings and risk profile, as well as any credit ratings NEP may seek.

If NEP were to seek a credit rating, NEP's credit rating may be adversely affected by the leverage of NEP GP or NEE, as credit rating agencies such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. may consider the leverage and credit profile of NEE because of its ownership interest in and control of NEP.  Any adverse effect on NEP's credit rating would increase NEP's cost of borrowing or hinder NEP's ability to raise financing in the capital markets, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to Ownership of NEP's Common Units

NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

NEP's cash flow is generated from distributions NEP receives from NEP OpCo, which will consist solely of cash distributions that it has received from its subsidiaries.  Additionally, during the purchase price adjustment period which, subject to certain early termination provisions, will extend until the first business day following the distribution of available cash by NEP OpCo in respect of any quarter beginning with the quarter ending June 30, 2017, for which certain tests are met, NEP may receive additional cash flows from any payments NEP receives from NEE Equity under the Purchase Agreement by and between NEE Equity and NEP, which will be funded solely by the distributions NEE Equity receives from NEP OpCo.  The amount of cash that NEP OpCo’s subsidiaries will be able to distribute to NEP OpCo each quarter principally depends upon the amount of cash such subsidiaries generate from their operations.  NEP OpCo may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If NEP OpCo reduces its per unit distribution, either because of reduced operating cash flow, higher expenses, capital requirements or otherwise, NEP will have less cash available for distribution to its common unitholders and would likely be required to reduce its per unit distribution.

The amount of cash that NEP OpCo can distribute to its unitholders, including NEP, each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of power generated from its projects and the prices received therefor;

•	its operating costs;

•	payment of interest and principal amortization, which depends on the amount of its indebtedness and the interest payable thereon;

•	the ability of NEP OpCo’s subsidiaries to distribute cash under their respective financing agreements;

•	the completion of any ongoing construction activities on time and on budget;

•	its capital expenditures; and

•	if NEP OpCo acquires a project prior to its COD, timely completion of future construction projects.

In addition, the amount of cash that NEP OpCo will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	availability of borrowings under its credit facility to pay distributions;

•	the costs of acquisitions, if any;

•	fluctuations in its working capital needs;

•	timing and collectability of receivables;

•	restrictions on distributions contained in its credit facility and financing documents;

•	prevailing economic conditions;

•	access to credit or capital markets; and

•	the amount of cash reserves established by NEE Operating GP for the proper conduct of its business.

Because of these factors, NEP OpCo may not have sufficient available cash each quarter to pay its minimum quarterly distribution per common unit or any other amount.  Furthermore, the amount of cash that NEP OpCo has available for distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items.  As a result, NEP OpCo may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income.

If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR Fee.

The IDR Fee is an expense of NEP OpCo that reduces the amount of cash available for distribution by NEP OpCo to its owners, including NEP.  The IDR Fee is not reduced for NEP's income tax liabilities.  Instead, NEP must use the cash proceeds of any distributions NEP receives from NEP OpCo and any purchase price adjustment payment NEP receives from NEE Equity to satisfy NEP's income tax liabilities.  Any such payments of income taxes by NEP will reduce the amount of cash available for distribution by NEP to its unitholders.  As a result, if NEP incurs material income tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR Fee.

Holders of NEP's common units have limited voting rights and are not entitled to elect NEP's general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting NEP's business and, therefore, limited ability to influence management’s decisions regarding NEP's business.  Unitholders will have no right on an annual or ongoing basis to elect NEP's general partner or its board of directors.  Rather, the board of directors of NEP GP will be appointed by NEE.  Furthermore, if the unitholders are dissatisfied with the performance of NEP's general partner, they will have limited ability to remove NEP's general partner.  As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.  NEP's partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about NEP's operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP GP that might otherwise constitute breaches of fiduciary duties.

NEP's partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by NEP GP that might otherwise constitute breaches of fiduciary duties under state fiduciary duty law.  For example, NEP's partnership agreement provides that:

•
whenever NEP GP, the board of directors of NEP GP or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, NEP GP, the board of directors of NEP GP and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of NEP's partnership, and, except as specifically provided by NEP's partnership agreement, will not be subject to any other or different standard imposed by NEP's partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	NEP GP will not have any liability to NEP or its unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•
NEP GP and its officers and directors will not be liable for monetary damages to NEP or NEP's limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that NEP GP or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
NEP GP will not be in breach of its obligations under the partnership agreement (including any duties to NEP or its unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

◦	approved by the conflicts committee of NEP GP's board of directors, although NEP GP is not obligated to seek such approval;

◦	approved by the vote of a majority of the outstanding common units, excluding any common units owned by NEP GP and its affiliates;

◦	determined by the board of directors of NEP GP to be on terms no less favorable to NEP than those generally being provided to or available from unrelated third parties; or

◦
determined by the board of directors of NEP GP to be fair and reasonable to NEP, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to NEP.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by NEP GP or the conflicts committee must be made in good faith.  If an affiliate transaction or the resolution of a conflict of interest is not approved by NEP's common unitholders or the conflicts committee and the board of directors of NEP GP determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth subbullets above, then it will be presumed that, in making its decision, the board of directors of NEP GP acted in good faith, and in any proceeding brought by or on behalf of any limited partner or NEP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

NEP's partnership agreement restricts the voting rights of unitholders owning 10% or more of its common units.

Unitholders’ voting rights are further restricted by a provision of NEP's partnership agreement providing that any units held by a person that owns 10% (20% if NEP's FERC application is approved) or more of any class of units then outstanding, other than NEP GP, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of NEP GP, cannot vote on any matter.

NEP's partnership agreement replaces NEP GP's fiduciary duties to holders of its common units with contractual standards governing its duties.

NEP's partnership agreement contains provisions that eliminate the fiduciary standards to which NEP GP would otherwise be held by state fiduciary duty law and replace those standards with several different contractual standards.  For example, NEP's partnership agreement permits NEP GP to make a number of decisions in its individual capacity, as opposed to in its capacity as NEP's general partner, free of any duties to NEP and its unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language of the partnership agreement does not provide for a clear course of action.  This provision entitles NEP GP and its affiliates to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, NEP, its affiliates or NEP's limited partners.  Examples of decisions that NEP GP and its affiliates may make in their individual capacities include:

•	how to allocate corporate opportunities among NEP and its affiliates;

•	whether to exercise its limited call right, preemptive rights or registration rights;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of NEP GP;

•	how to exercise its voting rights with respect to the units it or its affiliates own in NEP OpCo and NEP;

•	whether to exchange its NEP OpCo common units for NEP's common units or, with the approval of the conflicts committee, to have NEP OpCo redeem its NEP OpCo common units for cash; and

•	whether to consent to any merger, consolidation or conversion of NEP or NEP OpCo or to an amendment to NEP's partnership agreement or the NEP OpCo partnership agreement.

These decisions may be made by the owner of NEP GP.

Even if holders of NEP's common units are dissatisfied, they cannot initially remove NEP GP without NEE’s consent.

Unitholders are unable to remove NEP's general partner or NEP OpCo’s general partner without NEE’s consent because NEE Equity, through its ownership of Special Voting Units, holds sufficient voting power to be able to prevent its removal.  The vote of the holders of at least 66 2⁄3% of all outstanding common units and the Special Voting Units voting together as a single class is required to remove NEP's general partner.  Currently, the Special Voting Units held by NEE Equity represent the combined voting power of NEP's common units and Special Voting Units.  Also, if NEP's general partner is removed without cause during the purchase price adjustment period and common units (including the Special Voting Units) held by NEE and its affiliates are not voted in favor of that removal, the purchase price adjustment period will be terminated.  A removal of NEP's general partner under these circumstances may adversely affect NEP's common units by prematurely eliminating the purchase price adjustment obligation of NEE Equity, which would otherwise have continued until NEP OpCo had met certain distribution and performance tests.  Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding NEP's general partner liable to NEP or any of its limited partners for acting in bad faith or engaging in fraud or willful misconduct in its capacity as NEP's general partner.  Generally, cause does not include charges of poor management of the business, so the removal of NEP's general partner because of unitholder dissatisfaction with the performance of NEP's general partner in managing NEP's partnership will most likely result in the termination of the purchase price adjustment period.

NEP GP's interest in NEP and the control of NEP GP may be transferred to a third party without unitholder consent.

NEP's partnership agreement does not restrict the ability of NEE to transfer all or a portion of its general partner interest or its ownership interest in NEP GP to a third party.  NEP GP, or NEP GP's new owner, would then be in a position to replace NEP GP's board of directors and officers with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of NEP GP.

The IDR Fee may be transferred to a third party without unitholder consent.

Under the Management Services Agreement, NEE, through NEE Management, may transfer the IDR Fee to an unaffiliated third party, or may sell a portion of the affiliate that has the right to receive the IDR Fee to an unaffiliated third party, at any time.  If NEE transfers the right to receive the IDR Fee to a third party but retains its interest in NEP GP, NEE may not have the same incentive to take the steps necessary to grow NEP's business and oversee NEP's operations so as to increase quarterly distributions to unitholders over time as it would if it had retained ownership of the IDR Fee.  For example, a transfer of the IDR Fee by NEE could reduce the likelihood of NEE selling or contributing additional projects to NEP, which in turn would impact NEP's ability to grow NEP's project base.

NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

NEP's partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units, which NEP may issue at any time without the approval of its unitholders.  The issuance by NEP of additional common units or other equity securities of equal or senior rank will have the following effects:

•	NEP's existing unitholders’ proportionate ownership interest in NEP will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash available for distribution to or from NEP OpCo and from NEP to NEP's common unitholders, and the amount and timing of such reimbursements and fees will be determined by NEP GP and there are no limits on the amount that NEP OpCo may be required to pay.

Under the NEP OpCo partnership agreement, prior to making any distributions on its common units, NEP OpCo will reimburse NEP GP and its affiliates, including NEE, for out-of-pocket expenses they incur and payments they make on NEP's behalf and for certain payments made under credit support arrangements provided by NEER on behalf of NEP's subsidiaries.  NEP OpCo will also pay certain fees and reimbursements under the Management Services Agreement and the CSCS Agreement prior to making any distributions on its common units.  The reimbursement of expenses and certain payments made under credit support arrangements and payment of fees, if any, to NEP GP and its affiliates will reduce the amount of available cash NEP OpCo has to pay cash distributions to NEP and the amount that NEP has available to pay distributions to NEP's common unitholders.  Under the NEP OpCo partnership agreement, there is no limit on the fees and expense reimbursements NEP OpCo may be required to pay.

Discretion in establishing cash reserves by NEE Operating GP may reduce the amount of cash available for distribution to unitholders.

NEP OpCo’s partnership agreement requires its general partner to deduct from operating surplus cash reserves that it determines are necessary to fund its future operating expenditures.  In addition, NEP OpCo's partnership agreement permits its general partner to reduce available cash by establishing cash reserves for the proper conduct of its business, to comply with applicable law or agreements to which it is a party or to provide funds for future distributions to partners.  These cash reserves will affect the amount of cash distributed by NEP OpCo, which ultimately will affect the amount of cash available for distribution to NEP's unitholders.

While NEP's partnership agreement requires NEP to distribute its available cash, NEP's partnership agreement, including provisions requiring NEP to make cash distributions, may be amended.

While NEP's partnership agreement requires NEP to distribute its available cash (as defined therein), the partnership agreement, including provisions requiring NEP to make cash distributions contained therein, may be amended.  NEP's partnership agreement generally may not be amended during the purchase price adjustment period without the approval of a majority of the common units held by its public common unitholders.  However, NEP's partnership agreement can be amended with the consent of NEP GP and the approval of a majority of the outstanding common units (including the Special Voting Units) after the purchase price adjustment period has ended.

NEP OpCo can borrow money to pay distributions, which would reduce the amount of credit available to operate NEP's business.

NEP OpCo’s partnership agreement allows it to make working capital borrowings to pay distributions to its unitholders.  Accordingly, if it has available borrowing capacity, it can make distributions on its common units even though cash generated by its operations may not be sufficient to pay such distributions.  Any working capital borrowings by NEP OpCo to make distributions will reduce the amount of working capital borrowings it can make for NEP OpCo’s operations.

Increases in interest rates could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to make cash distributions at intended levels.

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing NEP's financing costs to increase accordingly.  As with other yield-oriented securities, NEP's unit price is impacted by the level of NEP's cash distributions and implied distribution yield.  The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes.  Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in NEP's units, and a rising interest rate environment could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to make cash distributions at its intended levels.

The price of NEP's common units may fluctuate significantly and unitholders could lose all or part of their investment and a market that will provide unitholders with adequate liquidity may not develop.

The common units are traded on the New York Stock Exchange (NYSE), but NEP does not know how liquid that market might be.  The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.  The market price of NEP's common units may also be influenced by many factors, some of which are beyond NEP's control, including:

•	NEP's quarterly distributions;

•	NEP's quarterly or annual earnings or those of other companies in NEP's industry;

•	announcements by NEP or NEP's competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover NEP's common units or changes in financial estimates by analysts; and

•	future sales of NEP's common units; and

•	the other factors described in these Risk Factors.

The liability of holders of NEP's common units, which represent limited partner interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership except for those contractual obligations of the partnership that are expressly made without recourse to the general partner.  NEP's partnership is organized under Delaware law and NEP conducts business in a number of other states and in Canada.  The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which NEP does business.  A unitholder could be liable for any and all of NEP's obligations as if the unitholder were a general partner if a court or government agency were to determine that:

•	NEP were conducting business in a state or province but had not complied with that particular state or province’s partnership statute; or

•
the unitholder’s right to act with other unitholders to remove or replace NEP GP, to approve some amendments to NEP's partnership agreement or to take other actions under NEP's partnership agreement constitute “control” of NEP's business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Delaware law, NEP may not make a distribution to unitholders if the distribution would cause NEP's liabilities to exceed the fair value of its assets.  Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distributed amount.  Transferees of common units are liable both for the obligations of the transferor to make contributions to the partnership that were known to the transferee at the time of transfer and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement.  Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.

Except in limited circumstances, NEP GP has the power and authority to conduct NEP's business without unitholder approval.

Under NEP's partnership agreement, NEP GP has full power and authority to do all things, other than those matters that require unitholder approval or with respect to which NEP GP has sought conflicts committee approval, on such terms as it determines to be necessary or appropriate to conduct NEP's business.  In addition, since NEP will own all of the equity interests of NEE Operating GP, determinations made by NEE Operating GP under NEP OpCo’s partnership agreement will ultimately be made at the direction of NEP GP.  Decisions that may be made by NEP GP in accordance with NEP's or NEP OpCo’s partnership agreements include:

•
making any expenditures, lending or borrowing money, assuming, guaranteeing or contracting for indebtedness and other liabilities, issuing evidences of indebtedness, including indebtedness that is convertible into NEP's securities, and incurring any other obligations;

•	purchasing, selling, acquiring or disposing of NEP's securities, or issuing additional options, rights, warrants and appreciation rights relating to NEP's securities;

•	acquiring, disposing, mortgaging, pledging, encumbering, hypothecating or exchanging any or all of NEP's assets;

•	negotiating, executing and performing any contracts, conveyances or other instruments;

•	making cash distributions;

•	selecting and dismissing employees and agents, outside attorneys, accountants, consultants and contractors and determining their compensation and other terms of employment or hiring;

•	maintaining insurance for NEP's or NEP OpCo's benefit and the benefit of NEP's respective partners;

•	forming, acquiring an interest in, contributing property to and making loans to any limited or general partnership, joint venture, corporation, limited liability company or other entity;

•
controlling any matters affecting NEP's rights and obligations, including the bringing and defending of actions at law or in equity, otherwise engaging in the conduct of litigation, arbitration or mediation, incurring legal expenses and settling claims and litigation;

•	indemnifying any person against liabilities and contingencies to the extent permitted by law;

•	making tax, regulatory and other filings or rendering periodic or other reports to governmental or other agencies having jurisdiction over NEP's business or assets; and

•	entering into agreements with any of its affiliates to render services to NEP or to itself in the discharge of its duties as NEP GP.

NEP's partnership agreement provides that NEP GP must act in good faith when making decisions on NEP's behalf, and NEP's partnership agreement further provides that in order for a determination to be made in good faith, NEP GP must subjectively believe that the determination is in the best interests of NEP.

Contracts between NEP, on the one hand, and NEP GP and its affiliates, on the other hand, will not be the result of arm’s-length negotiations.

NEP's partnership agreement allows NEP GP to determine, in good faith, any amounts to pay itself or its affiliates for any services rendered to NEP.  NEP GP may also enter into additional contractual arrangements with any of its affiliates on NEP's behalf.  NEP GP will determine in good faith the terms of any arrangement or transaction entered into after the completion of the Offering.  Similarly, agreements, contracts or arrangements between NEP and NEP GP and its affiliates that are entered into from time to time will not be required to be negotiated on an arm’s-length basis, although, in some circumstances, NEP GP may determine that the conflicts committee may make a determination on NEP's behalf with respect to such arrangements.

NEP GP and its affiliates will have no obligation to permit NEP to use any assets or services of NEP GP and its affiliates, except as may be provided in contracts entered into specifically for such use.  There is no obligation of NEP GP and its affiliates to enter into any contracts of this kind.

Common unitholders will have no right to enforce the obligations of NEP GP and its affiliates under agreements with NEP.

Any agreements between NEP, on the one hand, and NEP GP and its affiliates, on the other hand, will not grant to the unitholders, separate and apart from NEP, the right to enforce the obligations of NEP GP and its affiliates in NEP's favor.

NEP GP decides whether to retain separate counsel, accountants or others to perform services for NEP.

The attorneys, independent accountants and others who perform services for NEP will be retained by NEP GP.  Attorneys, independent accountants and others who perform services for NEP will be selected by NEP GP or NEP's conflicts committee and may perform services for NEP GP and its affiliates.  NEP may retain separate counsel for itself or the holders of common units in the event of a conflict of interest between NEP GP and its affiliates, on the one hand, and NEP or the holders of common units, on the other, depending on the nature of the conflict.  NEP does not intend to do so in most cases.

The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

NEP's common units are listed on the NYSE.  Because NEP will be a publicly traded limited partnership, the NYSE does not require NEP to have, and it does not intend to have, a majority of independent directors on NEP GP's board of directors or to establish a compensation committee or a nominating and corporate governance committee.  Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Taxation Risks

NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.

Even though NEP is organized as a limited partnership under state law, it will be treated as a corporation for U.S. federal income tax purposes and thus will be subject to U.S. federal income tax at regular corporate rates on NEP's net taxable income.  NEP expects to generate NOLs and NOL carryforwards that it can use to offset future taxable income.  As a result, NEP does not expect to pay meaningful U.S. federal income tax for approximately 15 years.  This estimate is based upon assumptions NEP has made regarding, among other things, NEP OpCo's income, capital expenditures, cash flows, net working capital and cash distributions.  Further, the IRS or other tax authorities could challenge one or more tax positions NEP or NEP OpCo takes, such as the classification of assets under the income tax depreciation rules, the characterization of expenses (including NEP's share of the IDR Fee) for income tax purposes, the extent to which sales, use or goods and services tax applies to operations in a particular state or the availability of property tax exemptions with respect to NEP's projects.  Further, any change in law may affect NEP's tax position.  While NEP expects that its NOLs and NOL carryforwards will be available to NEP as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS (in a tax audit or otherwise) or are subject to future limitations as described below, NEP's ability to realize these benefits may be limited.

NEP's federal, state or Canadian tax positions may be challenged by the relevant tax authority.  The process and costs, including potential penalties for nonpayment of disputed amounts, of appealing such challenges, administratively or judicially, regardless of the merits, could be material.  A reduction in NEP's expected NOLs, a limitation on NEP's ability to use such losses, or other tax attributes, such as tax credits, and future tax audits or a challenge by tax authorities to NEP's tax positions may result in a material increase in NEP's estimated future income taxes or other tax liabilities, which would negatively impact the amount of after-tax cash available for distribution to NEP's unitholders and its financial condition.

NEP's ability to use NOLs to offset future income may be limited.

NEP's ability to use any NOLs generated by NEP could be substantially limited if NEP were to experience an “ownership change” as defined under Section 382 of the Code.  In general, an “ownership change” would occur if NEP's “5-percent shareholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in NEP by more than 50 percentage points over a rolling three-year period.  An ownership change can occur as a result of a public offering of NEP's common units, as well as through secondary market purchases of NEP's common units and certain types of reorganization transactions.  A corporation (including any entity, such as NEP, that is treated as a corporation for U.S. federal income tax purposes) that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs.  Such a limitation could, for any given year, have the effect of increasing the amount of NEP's U.S. federal income tax liability, which would negatively impact the amount of after-tax cash available for distribution to NEP's unitholders and NEP's financial condition.

NEP will not have complete control over NEP's tax decisions.

NEP may be included in the combined or unitary tax returns of NEE or one or more of its subsidiaries for U.S. state or local income tax purposes.  NEP will be party to a tax sharing arrangement which will determine the share of taxes that NEP will pay to, or receive from, NEE.  In addition, by virtue of NEP's inclusion in NEE’s combined or unitary income tax returns, NEE will effectively control all of NEP's state and local tax decisions in connection with any combined or unitary income tax returns in which NEP is included.  NEE will have sole authority to respond to and conduct all tax proceedings (including tax audits) related to NEP, to file all state and local income tax returns on NEP's behalf, and to determine the amount of NEP's liability to, or entitlement to payment from, NEE in connection with any combined or unitary income tax returns in which NEP is included.  This may result in conflicts of interest between NEE and NEP.  For example, NEE will be able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to NEE and detrimental to NEP.

A valuation allowance may be required for NEP's deferred tax assets.

NEP's expected NOLs will be reflected as a deferred tax asset as they are generated until used to offset income.  Additional valuation allowances may be needed for deferred tax assets that NEP estimates are more likely than not to be unusable, based on available evidence at the time the estimate is made.  Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels and based on input from NEP's auditors, tax advisors or regulatory authorities.  In the event that NEP were to determine that it would not be able to realize all or a portion of NEP's net deferred tax assets in the future, NEP would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on NEP's financial condition and results of operations and NEP's ability to maintain profitability.

Distributions to unitholders may be taxable as dividends.

Even though NEP is organized as a limited partnership under state law, NEP will be treated as a corporation for U.S. federal income tax purposes.  Accordingly, if NEP makes distributions from current or accumulated earnings and profits as computed for U.S. federal income tax purposes, such distributions will generally be taxable to unitholders as ordinary dividend income for U.S. federal income tax purposes.  Distributions paid to non-corporate U.S. unitholders will be subject to U.S. federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied.  NEP estimates that it will have limited earnings and profits for eight or more years.  However, it is difficult to predict whether NEP will generate earnings and profits as computed for U.S. federal income tax purposes in any given tax year, and although NEP expects that a portion of its distributions to unitholders may exceed its current and accumulated earnings and profits as computed for U.S. federal income tax purposes and therefore constitute a non-taxable return of capital distribution to the extent of a stockholder’s basis in its units, this may not occur.  In addition, although return-of-capital distributions are generally non-taxable to the extent of a unitholder’s basis in its units, such distributions will reduce the unitholder’s adjusted tax basis in its units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of NEP's common units, and to the extent any return-of-capital distribution exceeds a unitholder’s basis, such distributions will be treated as gain on the sale or exchange of the units.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Registered Securities

On July 1, 2014, NEP completed the Offering of 18,687,500 common units at a price to the public of $25 per common unit. The offer and sale of all of the common units in the Offering were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (File No. 333-196099), which was declared effective by the SEC on June 26, 2014. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as joint bookrunning managers for the Offering. Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., Credit Suisse Securities (USA) LLC, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC acted as co-managers for the Offering. The Offering commenced on June 26, 2014 and terminated after the sale of all of the common units offered.

NEP received proceeds from the Offering, net of underwriting discounts, commissions and structuring fees, of approximately $438.3 million. None of the underwriting discounts and commissions or other offering expenses were incurred by or paid to directors or officers of NEP or their associates or persons owning 10 percent or more of NEP's common units or to any of NEP's affiliates, other than approximately $17.8 million of offering expenses incurred and paid by NEE, the owner of a controlling interest in NEP.

On July 1, 2014, NEP used approximately $288.3 million of the net proceeds to purchase 12,291,593 common units of NEP OpCo from NEE Equity and approximately $150 million to purchase 6,395,907 NEP OpCo common units from NEP OpCo. NEP OpCo will use the net proceeds for general corporate purposes, including to fund future acquisition opportunities.

There has been no material change in NEP's use of the net proceeds from the offering as described in the Prospectus.

Item 6.  Exhibits

Exhibit Number	Description
3.1*	First Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 3.1 to Form 8‑K dated July 1, 2014, File No. 1-36518)
3.2*	First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of July 1, 2014 (filed as Exhibit 3.2 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.1*
Management Services Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP, and NextEra Energy Management Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.2*
Right of First Offer Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of July 1, 2014 (filed as Exhibit 10.2 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.3*	Purchase Agreement by and between NextEra Energy Equity Partners, LP and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.3 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.4*
Equity Purchase Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.4 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.5*
Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP dated as of July 1, 2014 (filed as Exhibit 10.5 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.6*	Registration Rights Agreement by and between NextEra Energy Partners, LP and NextEra Energy, Inc., dated as of July 1, 2014 (filed as Exhibit 10.6 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.7*
Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.7 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.8*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.9*
Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of July 1, 2014 (filed as Exhibit 10.9 to Form 8‑K dated July 1, 2014, File No. 1-36518)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
_______________

*	Incorporated herein by reference.

NEP agrees to furnish to the SEC upon request any instrument with respect to long-term debt that NEP has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 31, 2014

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

CHRIS N. FROGGATT
Chris N. Froggatt Controller and Chief Accounting Officer (Principal Accounting Officer)