Form 10-Q
period 2014-09-30
NextEra Energy Partners, LP
filed 2014-11-12
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant's telephone number	IRS Employer Identification Number
001-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558
700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000

State or other jurisdiction of incorporation or organization:  Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of October 31, 2014:  18,690,360

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as result, are expected to, will continue, is anticipated, aim, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NextEra Energy Partners, LP's (NEP) operations and financial results, and could cause NEP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEP in this Form 10-Q, in presentations, on its website, in response to questions or otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$89	$28	$235	$94
OPERATING EXPENSES
Operations and maintenance	14	7	41	21
Depreciation and amortization	20	10	55	26
Transmission	1	1	2	1
Taxes other than income taxes and other	2	1	4	3
Total operating expenses	37	19	102	51
OPERATING INCOME	52	9	133	43
OTHER INCOME (DEDUCTIONS)
Interest expense	(26)	(10)	(68)	(30)
Gain on settlement of contingent consideration of project acquisition	—	—	—	5
Total other deductions—net	(26)	(10)	(68)	(25)
INCOME (LOSS) BEFORE INCOME TAXES	26	(1)	65	18
INCOME TAXES	2	1	13	10
NET INCOME (LOSS)	24	$(2)	52	$8
Less predecessor net income prior to Initial Public Offering on July 1, 2014	—		28
NET INCOME SUBSEQUENT TO INITIAL PUBLIC OFFERING	24		24
Less net income attributable to noncontrolling interest	21		21
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP SUBSEQUENT TO INITIAL PUBLIC OFFERING	$3		$3

Weighted average number of common units outstanding - basic and assuming dilution	18.7		18.7
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.17		$0.17

The accompanying Notes are an integral part of these condensed consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$24	$(2)	$52	$8
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of income tax expense/(benefit) of ($1), $0, $0 and $3, respectively)	(2)	—	(15)	9
Reclassification from accumulated other comprehensive loss to net income (net of income tax expense of $0, $0, $0 and $0, respectively)	1	1	3	3
Unrealized gains (losses) on foreign currency translation (net of income tax benefit of $1, $0, $1 and $0, respectively)	(7)	8	(10)	(13)
Total other comprehensive gain (loss), net of tax	(8)	9	(22)	(1)
COMPREHENSIVE INCOME	16	$7	30	$7
Less predecessor comprehensive income prior to Initial Public Offering on July 1, 2014	—		14
COMPREHENSIVE INCOME SUBSEQUENT TO INITIAL PUBLIC OFFERING	16		16
Less comprehensive income attributable to noncontrolling interest	14		14
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP SUBSEQUENT TO INITIAL PUBLIC OFFERING	$2		$2

The accompanying Notes are an integral part of these condensed consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$118	$27
Accounts receivable	60	203
Due from related parties	182	—
Prepaid expenses	3	1
Other current assets	11	9
Total current assets	374	240
Non-current assets:
Property, plant and equipment—net	2,209	1,756
Construction work in progress	2	542
Deferred income taxes	120	29
Other non-current assets	70	66
Total non-current assets	2,401	2,393
TOTAL ASSETS	$2,775	$2,633
LIABILITIES AND UNITHOLDERS'/MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25	$43
Due to related parties	35	15
Current maturities of long-term debt	76	370
Accrued interest	14	16
Other current liabilities	16	10
Total current liabilities	166	454
Non-current liabilities:
Long-term debt	1,781	1,429
Accumulated deferred income taxes	48	9
Asset retirement obligation	17	15
Other non-current liabilities	17	13
Total non-current liabilities	1,863	1,466
TOTAL LIABILITIES	2,029	1,920
COMMITMENTS AND CONTINGENCIES
PARTNERS'/MEMBERS’ EQUITY:
General partner	—	—
Limited partners	562	—
Additional paid in capital	—	665
Retained earnings	—	63
Accumulated other comprehensive loss	(1)	(15)
Noncontrolling interest	185	—
TOTAL PARTNERS'/MEMBERS’ EQUITY	746	713
TOTAL LIABILITIES AND UNITHOLDERS'/MEMBERS’ EQUITY	$2,775	$2,633

The accompanying Notes are an integral part of these condensed consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52	$8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55	26
Amortization of deferred financing costs	5	2
Deferred income taxes	13	10
Gain on settlement of contingent consideration for project acquisition	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(18)	10
Other non-current assets	(1)	—
Accounts payable and accrued expenses	(1)	4
Due to related parties	3	—
Other current liabilities	10	2
Other non-current liabilities	1	1
Other	3	—
Net cash provided by operating activities	122	58
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(110)	(536)
Proceeds from convertible investment tax credits	306	—
Payments to related parties under cash sweep agreement—net	(143)	—
Acquisition of membership interest in subsidiary	(288)	—
Changes in restricted cash	(5)	245
Insurance proceeds	—	4
Net cash provided by (used in) investing activities	(240)	(287)
CASH FLOWS FROM FINANCING ACTIVITIES
Member contributions	362	282
Member distributions	(236)	(94)
Proceeds from initial public offering	438	—
Issuances of long-term debt	15	62
Retirements of long-term debt	(367)	(20)
Deferred financing costs	(1)	(1)
Payment of contingent consideration for project acquisition	—	(4)
Net cash provided by (used in) financing activities	211	225
Effect of exchange rate changes on cash	(2)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91	(4)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	27	21
CASH AND CASH EQUIVALENTS—END OF PERIOD	$118	$17
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$53	$28
Cash paid for income taxes	$1	$—
Members' noncash distributions	$479	$8
Members’ noncash contributions for construction costs and other expenditures	$105	$109
Members’ net distributions for CITC payments	$150	$67
New asset retirement obligation additions	$1	$1
Net change in accrued but not paid for capital expenditures	$35	$96
Noncash reclassification of distributions to due from related parties	$38	$—
Noncash member contribution upon transition from predecessor method	$60	$—

The accompanying Notes are an integral part of these condensed consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NEP’s combined financial statements for the years ended December 31, 2013 and 2012 contained in NEP’s prospectus, which became effective on June 26, 2014 pursuant to Rule 424(b) under the Securities Act with the SEC (Prospectus).  In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as a publicly-traded company during the period prior to the completion of its initial public offering.

1.  ORGANIZATION AND NATURE OF BUSINESS

NEP was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly-owned subsidiary of NEE, a Florida corporation.  NEP was formed to be a growth-oriented limited partnership that would own, operate and acquire clean and contracted generation assets with stable long-term cash flows.

On July 1, 2014, NEP completed its initial public offering by issuing 18,687,500 common units at a price to the public of $25 per unit (offering).  The proceeds from the offering, net of underwriting discounts, commissions and structuring fees, were approximately $438 million, of which NEP used approximately $288 million to purchase 12,291,593 common units of NEP OpCo from NextEra Energy Equity Partners, LP (NEE Equity), a limited partnership formed under the laws of the State of Delaware and an indirect wholly-owned subsidiary of NEE, and approximately $150 million to purchase 6,395,907 NEP OpCo common units from NEP OpCo, which will use that amount for general partnership purposes, including to fund future acquisition opportunities.

NEP OpCo is a limited partnership with general and limited partners.  As a result of the offering, NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo.  NEP owns a 20.1% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 79.9% limited partnership interest in NEP OpCo.

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

For all periods prior to the offering, the accompanying unaudited condensed consolidated financial statements represent the combination of the assets that NEP acquired and were prepared using NEE’s historical basis in the assets and liabilities.  For all periods subsequent to the offering, the accompanying unaudited condensed consolidated financial statements represent the consolidated results of NEP.

In October 2014, indirect subsidiaries of NEP OpCo entered into agreements to expand NEP's portfolio through two project acquisitions from NEER that are expected to close in the first quarter of 2015.

The Palo Duro acquisition is for 100% of the membership interests of Palo Duro Wind Project Holdings, LLC, which immediately prior to the Palo Duro closing will own 100% of the Class A membership interests in Palo Duro Wind Energy, LLC, a project company owning the development rights and facilities under construction of an approximately 250 megawatt wind energy generating facility located in Hansford and Ochiltree Counties, Texas (the transaction), for approximately $227 million, subject to customary working capital and other adjustments.  Prior to the Palo Duro transaction, certain tax equity investors will make certain upfront capital

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

contributions and acquire 100% of the Class B membership interests in Palo Duro Wind Energy, LLC.  The tax equity investors will also make ongoing deferred contingent capital contributions based on the production and sale of electricity that generates production tax credits under Section 45 of the Internal Revenue Code of 1986, as amended.  Immediately following the Palo Duro closing, Palo Duro Wind Project Holdings, LLC will hold 100% of the Class A membership interests in Palo Duro Wind Energy, LLC, and the tax equity investors will hold 100% of the Class B membership interests in Palo Duro Wind Energy, LLC.  The transaction is subject to customary closing conditions, consummation of the tax equity financing and the receipt of certain regulatory approvals.  The Palo Duro purchaser expects the transaction to close in January 2015, and intends to fund the purchase price through a combination of cash on hand and draws on the existing revolving credit facility.

The Shafter acquisition is for 100% of the membership interests of Shafter Solar, LLC, which owns the development rights and facilities under construction of an approximately 20 megawatt solar generating facility located in Shafter, California for approximately $64 million, subject to customary working capital and other adjustments.  The Shafter purchaser expects the transaction to close in the first quarter of 2015, and intends to fund the purchase price through a combination of cash on hand and draws on the existing revolving credit facility.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Revenue—Revenue recognized for the three and nine months ended September 30, 2014 and 2013, includes operating revenues from operations located outside of the U.S.  This revenue was approximately $20 million and $13 million for the three months ended September 30, 2014 and 2013, respectively, and $61 million and $31 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Inventories—Spare parts inventories are stated at the lower of weighted average cost or market and are included in other current assets in NEP’s condensed consolidated balance sheets.  Spare parts inventory was approximately $6 million and $4 million as of September 30, 2014 and December 31, 2013, respectively.

Property, Plant and Equipment—net and Construction Work in Progress—Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations and transmission lines.  Property, plant and equipment, excluding land, is recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 30 years, commencing on the date the assets are placed in service.  Maintenance and repairs of property, plant and equipment are charged to operations and maintenance expense, as incurred.

Convertible Investment Tax Credits (CITCs) of approximately $595 million and $445 million as of September 30, 2014 and December 31, 2013, respectively, are recorded as a reduction in property, plant and equipment—net in the condensed consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset.  As of September 30, 2014, NEP had recorded a CITC receivable of approximately $24 million associated with the Genesis Solar project which is included in accounts receivable on NEP's condensed consolidated balance sheets.

Construction work in progress includes construction materials, turbine generators, solar panel assemblies and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects.  Upon commencement of plant operations, costs associated with construction work in progress are transferred to property, plant and equipment—net.

Construction work in progress decreased and property, plant and equipment—net and CITCs increased at September 30, 2014, primarily due to the second unit of the Genesis Solar project and the Bluewater project going into service in March 2014 and July 2014, respectively.

Total net long-lived assets, including construction work in progress, held by operations outside the U.S. amounted to approximately $724 million and $626 million, respectively, as of September 30, 2014 and December 31, 2013.

Immaterial Restatement—Subsequent to the issuance of NEP's combined financial statements as of December 31, 2013, it was determined that Income tax expense and Other comprehensive loss for the year ended December 31, 2013 were overstated by approximately $4 million and $1 million, respectively, and the Deferred tax liability balance as of December 31, 2013 was overstated by approximately $5 million.  The impact of this error had no impact on cash flows from operating, investing or financing activities. As a result, the prior periods in the accompanying financial statements have been corrected to appropriately reflect these balances in the condensed consolidated statements of income, condensed consolidated statements of comprehensive income, condensed consolidated balance sheets, condensed consolidated statements of cash flows, Note 2, Note 3 and Note 8.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Noncontrolling Interests—After the completion of NEP's offering, NEP owns a controlling, non-economic general partner interest and a 20.1% limited partner interest in NEP OpCo and NEE Equity owns a noncontrolling 79.9% limited partner interest in NEP OpCo.  The following table reflects the changes in NEP's noncontrolling interest balance for the three and nine months ended September 30, 2014:

Noncontrolling Interest
(in millions)
Noncontrolling interest at December 31, 2013 and June 30, 2014	$—
Contributions from noncontrolling interest, net of returns of capital	171
Comprehensive income attributable to noncontrolling interest	14
Noncontrolling interest at September 30, 2014	$185

The contributions from NEP's offering primarily reflect the value of the underlying net assets sold to third parties in NEP's offering.

Cash Flows—Following the offering, NEP will present transactions with related parties where it does not directly receive the cash as cash transactions on its condensed consolidated statement of cash flows.

3.  INCOME TAXES

For periods ending prior to July 1, 2014, income taxes are calculated using the separate return method for each of the project entities that are structured as corporations or as limited liability companies electing to be taxed as corporations.  Income taxes are not included for entities that are structured as flow through entities (partnerships) electing to be taxed as partnerships.

For periods ending after July 1, 2014, taxes are calculated for NEP as a single taxpaying entity for U.S. federal and state income tax purposes (based on its election to be taxed as a corporation).  Because NEP OpCo is a limited partnership electing to be taxed as a partnership for U.S. federal and state income tax purposes, NEP has only included its 20.1% proportionate share of U.S. income taxes.  The U.S. income taxes on the remaining 79.9% of NEP OpCo earnings were allocated to NEE Equity and are not included in NEP's condensed consolidated financial statements.  The Canadian subsidiaries are all Canadian taxpayers subject to Canadian income tax, and therefore all Canadian taxes are included in NEP's condensed consolidated financial statements.  NEE Equity's share of Canadian taxes is included in noncontrolling interest on NEP's condensed financial statements.

The effective tax rate for the three months ended September 30, 2014 and 2013 was approximately 8% and (100%), respectively and for the nine months ended September 30, 2014 and 2013, approximately 20% and 56%, respectively.  The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, the 50% tax basis reduction due to CITCs that are recognized when assets are placed into service, and valuation allowances on deferred tax assets.  Additionally, in periods ending after July 1, 2014, the effective tax rate is affected by taxes attributable to the noncontrolling interest, and the taxation of Canadian income in both Canada and the U.S.

A reconciliation of income tax at the U.S. federal statutory rate to income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Income tax expense at 35% statutory rate	$9	$—	$23	$6
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interest	(7)	—	(7)	—
State income taxes, net of federal tax benefit	—	—	1	1
CITCs(a)	—	(5)	(12)	(15)
Valuation allowance(a)	—	7	11	20
Effect of flow through entities and foreign tax differential(b)	—	(1)	(3)	(2)
Income tax expense	$2	$1	$13	$10
____________________

(a)	The changes in income tax expense resulting from CITCs and valuation allowances are primarily related to the Genesis Solar project.

(b)
The Summerhaven and Conestogo project entities, as well as the Trillium entities, are Canadian limited partnerships, the partners of which are not predecessor entities and are therefore not included in the predecessor financial statements.  Because of their flow through nature, no income taxes have been provided with regard to these entities for periods ending prior to July 1, 2014.  Foreign tax differential is the difference in taxes calculated on Canadian income from Canadian projects (excluding flow through entities for periods ending prior to July 1, 2014) at Canadian statutory rates compared to the U.S. statutory rate.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  FAIR VALUE MEASUREMENTS

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$118	$—	$118	$27	$—	$27
Restricted cash	4	—	4	2	—	2
Interest rate swaps	—	8	8	—	14	14
Total assets	$122	$8	$130	$29	$14	$43
Liabilities:
Interest rate swaps	$—	$5	$5	$—	$—	$—
Total liabilities	$—	$5	$5	$—	$—	$—

Fair Value of Financial Instruments Recorded at the Carrying Amount — The carrying amounts of accounts receivable approximate their fair values.  The carrying amounts and estimated fair values of other financial instruments, excluding assets and liabilities which are recorded at fair value and disclosed above, are as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Notes receivable(a)	$3	$3	$4	$4
Long-term debt, including current maturities(b)	$1,857	$1,890	$1,799	$1,815
____________________

(a)
Primarily classified as held to maturity.  Fair value approximates carrying amount as they bear interest primarily at variable rates and have short to mid-term maturities (Level 2) and are included in other assets on the condensed consolidated balance sheet.

(b)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period.  In connection with its debt financings in September 2012 and June 2014, NEP entered into interest rate swap agreements to manage interest rate cash flow risk.  Under the interest rate swap agreements, NEP pays a fixed rate of interest and receives a floating rate of interest over the term of the agreements without the exchange of the underlying notional amounts.  These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate swap agreements.  The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, which mature in 2030 and 2032.  As of September 30, 2014 and December 31, 2013, the combined notional amounts of the swap agreements were approximately $344 million and $212 million, respectively.  In order to apply hedge accounting, the transactions must be designated as hedges and must be highly effective in offsetting the hedged risk.  For interest rate swaps, generally NEP assesses a hedging instrument’s effectiveness by using non-statistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout the hedge’s life.  The effective portion of changes in the fair value of derivatives accounted for as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (AOCI).  The amounts deferred in AOCI are recognized in earnings when the hedged transactions occur.  Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in current earnings.

Approximately $5 million of net losses included in AOCI at September 30, 2014, is expected to be reclassified into interest expense within the next 12 months as interest payments are made.  Such amount assumes no change in interest rates.  Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

The fair values of NEP's derivative instruments designated as cash flow hedging instruments are included in NEP's condensed consolidated balance sheets as follows:

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate swaps:
Other non-current assets	$11	$—	$18	$—
Other current liabilities	$—	$5	$—	$4
Other non-current liabilities	$(3)	$—	$—	$—

Gains (losses) related to NEP's cash flow hedges are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Interest rate swaps:
Gains (losses) recognized in other comprehensive income	$(3)	$—	$(15)	$12
Losses reclassified from AOCI to net income(a)	$1	$1	$3	$3
____________________
(a)  Included in interest expense.

6.  DEBT

During the second quarter of 2014, a NEP subsidiary issued $280 million principal amount of 5.60% limited-recourse senior secured amortizing notes maturing in September 2038 related to the Genesis Solar project.  The proceeds were used primarily to reimburse NEER for a portion of the costs associated with the construction of the Genesis Solar project, and are included as noncash activity in NEP's condensed consolidated statements of cash flows.  The notes are secured by liens on the equity interests in Genesis Solar Funding, LLC and its wholly-owned subsidiary, which indirectly owns the Genesis Solar project.

In June 2014, subsidiaries of NEP also entered into and borrowed C$170 million (approximately $157 million dollar equivalent as of the date of the borrowing) under a Canadian limited-recourse senior secured variable rate term loan agreement related to its Bluewater project that matures in 2032.  Interest on the loan is based on the applicable Canadian Dealer Offered Rate (CDOR)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

plus a specified margin and is payable quarterly.  Principal on the loan will be payable semi-annually.  In connection with the borrowing, Bluewater entered into an interest rate swap to hedge against interest rate movements with respect to substantially all interest payments on the loan. Substantially all of the loan proceeds were used to repay, in part, a loan from a Canadian subsidiary of NEER, and are included as noncash activity in NEP's condensed consolidated statements of cash flows. The loan is secured by liens on the Bluewater project's assets and certain other assets of, and the ownership interest in, the subsidiary which owns the facility.

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

On July 1, 2014, NEP OpCo and its direct subsidiaries (Loan Parties) entered into a $250 million variable rate, senior secured revolving credit facility that expires in July 2019.  The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility to up to $1 billion in the aggregate, subject to certain conditions.  Borrowings under the revolving credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes.  Loans outstanding in U.S. dollars under the revolving credit facility will bear interest at either (i) a base rate, which will be the higher of (x) the federal funds rate plus 0.50%, (y) the administrative agent's prime rate or (z) the one-month London Interbank Offered Rate (LIBOR) plus 1.0%, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. Loans outstanding in Canadian dollars will bear interest at either (i) a Canadian prime rate, which will be the higher of (x) the Canadian prime rate of a Canadian branch of the administrative agent and (y) the one-month CDOR plus 1.0%, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month CDOR plus an applicable margin.  The revolving credit facility will be subject to a facility fee ranging from 0.375% to 0.50% per annum depending on NEP OpCo's leverage ratio (as defined in the revolving credit facility).  The revolving credit facility is secured by liens on certain of the assets of NEP OpCo, and certain other assets of, and the ownership interest in, one of its direct subsidiaries.  The revolving credit facility contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the revolving credit facility and related documents.  Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions.  All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP, and must be repaid by the end of the revolving credit term.  As of November 11, 2014, no amounts have been drawn under the revolving credit facility.

7.  INTANGIBLE LIABILITIES

NEP’s intangible liabilities are the result of a 2012 acquisition that resulted in the St. Clair project assuming liabilities for the acquired RESOP Contracts.  The acquired value represents the fair value of the RESOP Contracts, which were out-of-the-money contracts, at the acquisition date.  The recorded intangible liabilities are amortized to operating revenues over the term of the RESOP Contracts through February 2032, according to the cash flow benefits or detriments associated with the contracts as determined at acquisition.  The liabilities as of September 30, 2014 and December 31, 2013 were approximately $8 million and are included in other non-current liabilities in the accompanying condensed consolidated balance sheets.  NEP recorded less than $1 million of amortization for the three months and nine months ended September 30, 2014 and 2013.  Estimated amortization over the next five years is approximately $1 million in each year.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended September 30, 2014
Balances, June 30, 2014	$(1)	$(28)	$(29)
Other comprehensive loss before reclassification	(2)	(7)	(9)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive loss	(1)	(7)	(8)
Balance sheet adjustment related to transitioning from separate return method (see Note 3)	6	—	6
Balances, September 30, 2014	4	(35)	(31)
AOCI attributable to noncontrolling interest	4	(34)	(30)
AOCI attributable to NextEra Energy Partners, September 30, 2014	$—	$(1)	$(1)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Nine months ended September 30, 2014
Balances, December 31, 2013	$10	$(25)	$(15)
Other comprehensive loss before reclassification	(15)	(10)	(25)
Amounts reclassified from AOCI to interest expense	3	—	3
Net other comprehensive loss	(12)	(10)	(22)
Balance sheet adjustment related to transitioning from separate return method (see Note 3)	6	—	6
Balances, September 30, 2014	4	(35)	(31)
AOCI attributable to noncontrolling interest	$4	$(34)	$(30)
AOCI attributable to NextEra Energy Partners, September 30, 2014	$—	$(1)	$(1)

9.  RELATED PARTY TRANSACTIONS

Each project entered into operations and maintenance (O&M) and administrative services agreements with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with O&M and administrative services performed under these agreements.  NEP’s O&M expenses for the three months ended September 30, 2014 and 2013 include approximately $1 million and less than $1 million, respectively, and approximately $3 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively, related to such services.  Additionally, Northern Colorado Wind Energy, LLC pays an affiliate for transmission services.  NEP’s transmission expense for the three and nine months ended September 30, 2014 and 2013 represents the fees paid for these services.

Management Services Agreement (MSA) - Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and administrative services agreements described above between NEER subsidiaries and NEP subsidiaries.  NEP OpCo will pay NEE an annual management fee equal to the greater of 1% of NEP OpCo’s EBITDA for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million with an additional payment each January to the extent 1% of NEP OpCo’s annual EBITDA for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016).  NEP OpCo will also make certain payments

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders (incentive distribution rights, or IDRs).  NEP’s O&M expenses for the three and nine months ended September 30, 2014 include $1 million related to payments made under the MSA.  There was no expense for the three and nine months ended September 30, 2013 related to the MSA.

Cash Sweep and Credit Support Agreement - Effective July 1, 2014, NEP OpCo entered into a cash sweep and credit support agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments.  NEP’s interest expense for the three and nine months ended September 30, 2014 includes less than $1 million each related to payments made under the cash sweep and credit support agreement.  There was no expense for the three and nine months ended September 30, 2013 related to the credit support agreement.

In addition, under this agreement, NEER and certain of its subsidiaries may withdraw funds received by NEP or its subsidiaries, including NEP OpCo, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries.  NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds.  If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financings, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds.  If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings.  The cash sweep amounts held in accounts belonging to NEER or its subsidiaries as of September 30, 2014 and 2013, were approximately $182 million and $0, respectively, and are included in due from related parties in NEP’s condensed consolidated balance sheets.

10.  COMMITMENTS AND CONTINGENCIES

Land Use Commitments — The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.  These leases and easements can typically be renewed by the project owners for various periods.  The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease.  Total lease expense was approximately $3 million and $2 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $8 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively, and is classified as operations and maintenance expenses in NEP's accompanying condensed consolidated statements of operations and comprehensive income (loss).

The Genesis Solar project's land lease includes a right-of-way lease/grant that provides for payments to the U.S. Bureau of Land Management (BLM) for the right to use the public lands upon which the project is located.  The lease may be renewed at expiration at the Genesis Solar project's option and will be subject to the regulations existing at the time of renewal.  As required by the terms of this lease, the Genesis Solar project obtained a surety bond in favor of BLM for approximately $23 million.  The surety bond will remain in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is obtained.

As the base rent and the MW capacity fee payable to the BLM are both based on fair value, these payments are considered contingent rent and, therefore, expense is recognized as incurred.

The total minimum rental commitments at September 30, 2014 under these land use agreements are as follows:

Year Ending December 31,	Land Use Commitments
(millions)
2014 (Remaining)	$1
2015	4
2016	4
2017	4
2018	4
Thereafter	112
Total minimum land use payments	$129

Development, Engineering and Construction Commitments — At September 30, 2014, Bluewater had several open engineering, procurement and construction contracts related to the procurement of materials and services.  Those contracts have varying payment terms and some include performance obligations that allow Bluewater to receive liquidated damages if the contractor does not

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

perform.  During the three months ended September 30, 2014, Bluewater purchased $10 million under these contracts, which costs have been capitalized in construction work in progress.  As of September 30, 2014, Bluewater has remaining commitments under these contracts of less than $1 million.

Letter of Credit Facility — The Genesis Solar project entered into a letter of credit (LOC) facility (LOC facility), under which the LOC lender may issue standby letters of credit not to exceed approximately $83 million, with a maturity date of August 15, 2017.

The purpose and amounts of letters of credit outstanding as of September 30, 2014 are as follows:

LOC Facility Purpose	Amount	Outstanding Dates
	(millions)
PPA security	$25	9/9/2011 - Maturity
Large generator interconnection agreement obligations	12	9/23/2011 - Maturity
O&M reserve	10	12/2/2013 - Maturity
Debt service reserve	35	8/8/2014 - Maturity
Total	$82

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included in NEP's Prospectus.  The unaudited condensed consolidated financial statements herein should be read in conjunction with NEP’s combined financial statements for the years ended December 31, 2013 and 2012 contained in NEP’s Prospectus.  In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as a publicly-traded company during the period prior to the completion of the offering.

Following NEP’s offering, NEP has consolidated the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo.  NEP owns a 20.1% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 79.9% limited partnership interest in NEP OpCo.  NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interest.

The discussion and analysis below has been organized as follows:

•
overview, including a description of NEP's business and significant factors and trends that are important to understanding the results of operations and financial condition for the three and nine months ended September 30, 2014;

•	results of operations, including an explanation of significant differences between the periods in the specific line items of the condensed consolidated statement of operations;

•	liquidity and capital resources, addressing NEP's liquidity position, sources and uses of cash, capital resources and requirements, commitments and off-balance sheet arrangements;

•
critical accounting policies, which are most important to both the portrayal of NEP's financial condition and results of operations, and which require management’s most difficult, subjective or complex judgments; and

•	quantitative and qualitative disclosures about market risk.

Overview

Company Description

NEP is a growth-oriented limited partnership formed by NEE to own, operate and acquire contracted clean energy projects with stable, long-term cash flows through NEP's limited partner interest in NEP OpCo.  NEP owns a controlling, non-economic general partner interest and a 20.1% limited partner interest in NEP OpCo.  NEP owns a portfolio of clean, contracted renewable assets consisting of ten wind and solar projects.

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

In October 2014, indirect subsidiaries of NEP OpCo entered into agreements to expand NEP's portfolio through two project acquisitions from NEER that are expected to close in the first quarter of 2015. See Note 1.

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

The ITCs and CITCs are U.S. federal incentives that are available after a project commences commercial operations and provide an income tax credit or cash grant for between 10% and 30% of eligible installed costs.  A solar project must have begun construction by the end of 2011 and have commenced commercial operations on or before December 31, 2016 in order to qualify for the CITC.  Alternatively, a solar project must commence commercial operations on or before December 31, 2016 to qualify for the 30% ITC.  A solar project that commences commercial operations after December 31, 2016, may qualify for an ITC equal to 10% of eligible installed costs.

NEE has applied for and received CITCs for Tuscola Bay, Perrin Ranch, Elk City, Northern Colorado and the Genesis Solar project.  CITCs are treated as a 15% reduction (i.e., one half of the grant amount) to the tax basis of the property, plant and equipment and reduce the related depreciation over the useful life of the project.

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

Ontario has been a leader in supporting the development of renewable energy in Canada.  Ontario's Long-Term Energy Plan, released in December 2013 by the Ontario Ministry of Energy, suggests that by 2021, 10.7 gigawatts of non-hydro renewable energy will be online in the province.

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

Significant Factors Affecting Results of Operations and Financial Condition

Significant factors that could affect NEP's results of operations and financial condition are:

•	wind and solar resource levels, weather conditions and the operational performance of NEP's initial portfolio;

•	timing of commencement of commercial operations of NEP's initial portfolio;

•	financings; and

•	O&M expenses.

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

	P95(a)	P90(a)	P75(a)
No portfolio effect	84%	87%	93%
Portfolio effect	88%	91%	95%
____________________
(a)  As a percentage of P50.

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

Principal payments under existing project financings are due on a semi-annual basis.  The following table shows certain characteristics of NEP's various project financings:

Project Financing	Principal Payments	Maturity	Principal Amount Outstanding as of September 30, 2014 (in millions)	Principal payments for Twelve Months Ended September 30, 2015	Principal Payable Thereafter(a)
				(U.S. dollars in millions)
Mountain Prairie	June and December	2030	$284	$8	$276
St. Clair	February and August	2031	CAD 157	7	133
Canyon	March and September	2030	$211	12	199
Trillium	February and August	2033	CAD 309	8	268
Genesis	February and August	2038	$515	37	478
Genesis	March and September	2038	$280	—	280
Bluewater	June and December	2032	CAD 170	4	147
Total				$76	$1,781
____________________

(a)	The amortization of project financings is principally related to the length of the applicable PPA, FIT Contract or RESOP Contract.

Expenses

NEP's O&M expenses are expected to increase by approximately $4 million per year as a result of becoming a publicly-traded limited partnership.  This increase will be due, in part, to increased third-party accounting services, filing reports with the SEC, independent auditor fees, investor relations activities, directors’ fees, compensation and expenses, directors’ and officers’ insurance, stock exchange listing fees, registrar and transfer agent fees and other expenses.  NEP OpCo will reimburse NEP for such expenses.  During the three months ended September 30, 2014, NEP's financial statements reflect the impact of these increased expenses, which affect, and will continue to affect, the comparability of NEP's accounting predecessor’s historical financial statements for periods prior to the completion of the offering.

NEP OpCo’s O&M expenses, including the impact of the recently announced acquisitions of Palo Duro and Shafter discussed above, are expected to increase by approximately $6 million per year as a result of the annual management fee equal to the greater of 1% of NEP OpCo’s EBITDA (net income plus interest expense, income tax expense, depreciation and amortization less certain non-cash, non-recurring items) or $4 million (as adjusted for inflation beginning in 2016), and the $2 million annual credit support fee, which will be paid by NEP OpCo in quarterly installments.  NEP's financial statements for the three and nine months ended September 30, 2014 reflect, and for subsequent periods will reflect, the impact of this increased expense, which affects the comparability of its accounting predecessor’s historical financial statements for periods prior to the completion of the offering.

O&M expenses related to the initial portfolio are expected to remain relatively stable from year to year.  However, O&M expenses are likely to be higher for the year ending December 31, 2014, as compared to historical periods due to the timing of commencement of commercial operations at a number of the projects in the initial portfolio, which will affect the comparability of NEP's accounting predecessor’s historical financial statements for periods prior to the completion of the offering.  NEP's O&M expenses are likely to increase as it acquires new projects.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Statement of Operations Data:
Operating revenues	$89	$28	$235	$94
Operating expenses:
Operations and maintenance	14	7	41	21
Depreciation and amortization	20	10	55	26
Transmission	1	1	2	1
Taxes other than income taxes and other	2	1	4	3
Total operating expenses	37	19	102	51
Operating income	52	9	133	43
Other income (deductions):
Interest expense	(26)	(10)	(68)	(30)
Gain on settlement of contingent consideration of project acquisition	—	—	—	5
Total deductions—net	(26)	(10)	(68)	(25)
Income before income taxes	26	(1)	65	18
Income taxes	2	1	13	10
Net income (loss)	$24	$(2)	$52	$8

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs, RESOP Contracts and FIT Contracts.  Operating revenues increased $61 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

	Three Months Ended September 30,
	2014		2013
	(dollars in millions)
Operating revenues	$89		$28
Generation	541 GWh	(a)	283 GWh	(a)
____________________
(a)  gigawatt hours

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under administrative services agreements (ASAs) and O&M agreements.  O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the initial portfolio to maintain, over the long-term, operating income or operating capacity.  O&M expense increased $7 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies.  For all of the U.S. projects, NEP elected to receive CITCs, which are recorded as a reduction in property, plant and equipment, net on the condensed consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property.  Depreciation expense also includes a provision for wind and solar facility dismantlement, interim asset removal costs and accretion related to asset retirement obligations.

Depreciation and amortization increased $10 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under project financings, partially offset by interest capitalization on qualified expenditures.  Interest expense increased $16 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to entering into a financing (Trillium) for the Conestogo and Summerhaven Projects for approximately CAD 315 million in December 2013, $88 million of incremental borrowings under the Genesis Solar project bank loan and a new financing of $280 million for the Genesis Solar project in June 2014, as well as lower capitalized interest associated with the conclusion of construction of Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

Income Taxes

For periods ended prior to July 1, 2014, income taxes are calculated on the predecessor method using the separate return method for each of the project entities structured as limited liability companies or corporations.  Income taxes are not included for entities that are structured as flow through entities (partnerships).

Effective July 1, 2014, NEP recognized the effects of the initial public offering and for periods ended after July 1, 2014, reflected income taxes on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S federal and state income tax purposes.  Because NEP OpCo is a limited partnership electing to be taxed as a partnership, NEP only recognizes in income its 20.1% proportionate share of U.S. income taxes related to both the US and Canadian projects, allocated by NEP OpCo.  The Canadian subsidiaries are all Canadian taxpayers, and therefore, NEP recognizes in income all of the Canadian taxes.

For periods ended after July 1, 2014, income tax expense includes 20.1% of U.S. taxes and 100% of Canadian taxes.  Net income or loss attributable to noncontrolling interest includes no U.S. taxes and 79.9% of Canadian taxes.  Net income attributable to NEP includes 20.1% of U.S. and Canadian taxes.

	Tax Allocation
Statement of Operations	U.S.		Canadian
Net income attributable to noncontrolling interest	0.0%		79.9%
Net income attributable to NEP	20.1%		20.1%
Total income taxes allocated to NEP	20.1%	(a)	100.0%
____________________

(a)
NEP only recognizes its share of U.S. income taxes in its condensed consolidated financial statements.  U.S. income taxes related to non-controlling interest are not reflected in NEP’s condensed consolidated financial statements.

For the three months ended September 30, 2014, NEP recorded income tax expense of $2 million, resulting in an effective tax rate of 8%.  The tax expense is comprised of income tax of $9 million at the statutory rate of 35% offset by $7 million of taxes attributable to noncontrolling interest.

For the three months ended September 30, 2013, NEP recorded income tax expense of $1 million resulting in an effective tax rate of (100%).  The tax expense was largely driven by valuation allowances against deferred tax assets, partially offset by CITC benefit, both at Genesis.
Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs, RESOP Contracts and FIT Contracts.  Operating revenues increased approximately $141 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

	Nine Months Ended September 30,
	2014	2013
	(dollars in millions)
Operating revenues	$235	$94
Generation	2,025 GWh	1,300 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements.  O&M expenses also include the cost of maintaining and replacing certain parts for the projects to maintain, over the long-term, operating income or operating capacity.  O&M expenses increased approximately $20 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.  In addition, O&M expenses increased approximately $3 million due to costs associated with the formation of certain entities, which were funded by NEER through an equity contribution.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies.  For all of NEP's U.S. projects, CITCs were elected, which are recorded as a reduction in property, plant and equipment—net on the condensed consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property.  Depreciation expense also includes a provision for wind and solar facility dismantlement, interim asset removal costs and accretion related to asset retirement obligations.  Depreciation and amortization increased approximately $29 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest accrued under the project financings, partially offset by interest capitalization on qualified expenditures.  Interest expense increased approximately $38 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to entering into a financing (Trillium) for the Conestogo and Summerhaven Projects for approximately CAD 315 million in December 2013, $88 million of incremental borrowings under Genesis' bank loan and a new financing of $280 million for the Genesis Solar project in June 2014, as well as lower capitalized interest associated with the conclusion of construction of Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014.

Gain on Settlement of Contingent Consideration of Project Acquisition

Gain on settlement of contingent consideration of project acquisition for the nine months ended September 30, 2013 of $5 million resulted primarily from a change in estimated contingent consideration related to the acquisition of the Moore and Sombra projects.  There was no similar adjustment during the nine months ended September 30, 2014.

Income Taxes

Income tax reflected for the nine months ended September 30, 2014, is $13 million resulting in an effective tax rate of 20%, and includes the sum of $11 million calculated using the predecessor method related to periods prior to the initial public offering and $2 million calculated using the successor method for periods subsequent to the initial public offering.  The drivers of the tax expense are the following: income tax of $23 million at the statutory rate of 35% offset by $7 million of taxes attributable to noncontrolling interest; $11 million valuation allowance on deferred tax assets of Genesis, offset by $12 million tax benefit from CITC of Genesis; state income taxes of $1 million and a tax benefit from flow through entities in the predecessor financial statements of $3 million.

Income tax for the nine months ended September 30, 2013, is $10 million, resulting in an effective tax rate of 56%.  The drivers of the tax expense are the following: income tax of $6 million at the statutory rate of 35%; $20 million valuation allowance on deferred tax assets of Genesis, offset by $15 million tax benefit from CITC of Genesis; state income taxes of $1 million and a tax benefit from flow through entities in the predecessor financial statements of $2 million.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information.

LIQUIDITY AND CAPITAL RESOURCES

NEP's business requires substantial capital to fund:

•	current O&M costs;

•	debt service payments;

•	distributions to holders of common units;

•	maintenance and expansion capital expenditures and other investments;

•	unforeseen events; and

•	other business expenses.

Prior to the completion of the offering and for the three months ended September 30, 2014, NEP’s operations largely relied on, and for subsequent periods are expected to continue to largely rely on, internally generated cash flow.  NEP expects to satisfy its future capital requirements through a combination of cash on hand, cash flow from operations, borrowings under existing and anticipated future financing arrangements.  These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs.  However, NEP is subject to business and operational risks that could adversely affect its cash flow.  A material decrease in cash flows would likely produce a corresponding adverse effect on NEP's borrowing capacity.

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

Liquidity Position

At September 30, 2014 and December 31, 2013, NEP's liquidity position was approximately $369 million and $63 million, respectively.  The table below provides the components of NEP’s liquidity position as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(millions)
Cash and cash equivalents	$118	$27
Revolving credit facility	250	—
Letter of credit facilities - Genesis	83	83
Less letters of credit	(82)	(47)
Total(a)	$369	$63
____________________

(a)
Excludes restricted cash of approximately $4 million and $2 million at September 30, 2014 and December 31, 2013, respectively.  The restricted cash at September 30, 2014 includes CITC cash for use in mandatory debt repayments as required by the Genesis financing agreement.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments.  Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facility

In connection with the offering, on July 1, 2014, the Loan Parties entered into a $250 million revolving credit facility. For a discussion of the terms of the revolving credit facility, see Note 6.

Project Financings

Projects in the initial portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios.  In general, these project financings contain representations, warranties and covenants that are customary for these types of financings, including limitations on investments and restricted payments.  Generally, NEP's project financings provide for interest payable at a fixed interest rate.  However, two of NEP's project financings accrue interest at variable rates based on the LIBOR and one project accrues interest at a variable rate based upon the three-month CDOR.  Several interest rate swaps were entered into for two of these financings to hedge against interest rate movements with respect to interest payments on the loan.  Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied.  The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00.  At September 30, 2014, each of the applicable NEP subsidiaries was in compliance with all covenants under its project financings and its debt service coverage ratios equaled or exceeded 1.20:1.00 in all periods subsequent to obtaining each financing.

Contractual Obligations

NEP's contractual obligations as of September 30, 2014 were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Contractual Obligations
Long-term debt, including interest(a)	$19	$171	$174	$172	$159	$2,237	$2,932
Asset retirement activities(b)	—	—	—	—	—	102	102
Land lease payments(c)	1	4	4	4	4	112	129
Total	$20	$175	$178	$176	$163	$2,451	$3,163
____________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using September 30, 2014 rates.

(b)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(c)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of acquisitions or capital improvements, including construction expenditures that are expected to increase over the long-term, NEP OpCo’s operating income or operating capacity.  Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred.  For the nine months ended September 30, 2014 and 2013, NEP had capital expenditures of approximately $186 million and $656 million, respectively.  At September 30, 2014, estimated capital expenditures for the remainder of 2014 are approximately $25 million, primarily for the completion of construction of the Bluewater facility, which funding was provided by NEER.  There are no significant planned capital expenditures for 2016 through 2018.  These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly.  Generally, available cash is all cash on hand at the date of determination in respect of such quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP's general partner.  NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes payable by NEP, if any.  Cash flow is generated from distributions NEP receives from NEP OpCo each quarter and, during the purchase price adjustment period, from NEE Equity, which payments will be funded solely by any distributions NEE Equity receives from NEP OpCo with respect to such quarter. Although NEP currently expects that cash reserves would be established solely to provide for the payment of any of NEP's income taxes as described above, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures. During the purchase price adjustment period, should NEP OpCo not make a quarterly distribution in an amount at least equal to the minimum quarterly distribution of $0.1875 per common unit, the purchase price will be reduced by the difference for such quarter and NEE Equity will pay NEP a purchase price adjustment equal to such shortfall, provided that NEE Equity will not be required to pay a purchase price adjustment in any quarter in excess of the distribution actually received by NEP OpCo.

NEP OpCo will distribute all of its available cash (as defined in NEP OpCo's partnership agreement) to its unitholders, including NEP, each quarter.  The majority of such available cash will be derived from the operations of the projects.  The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, maintenance and outage schedules and other factors.

Cash Flows

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

The following table reflects the changes in cash flows for the comparative periods:

	2014	2013	Change
Nine Months Ended September 30,	(millions)
Net cash provided by operating activities	$122	$58	$64
Net cash provided by (used in) investing activities	$(240)	$(287)	$47
Net cash provided by (used in) financing activities	$211	$225	$(14)

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were driven by higher cash flows from projects that commenced commercial operations after September 2013.  These projects included Summerhaven, Genesis Unit 1, Genesis Unit 2 and Bluewater.

Net Cash Provided by (Used in) Investing Activities

Changes in net cash provided by (used in) investing activities were driven by decreased capital expenditures related to construction activities, proceeds received in 2014 for CITCs, cash used in 2014 to acquire membership interest in subsidiary and changes in restricted cash balances related to the timing of construction payments, primarily for the Genesis Solar project.

	2014	2013
Nine Months Ended September 30,	(millions)
Capital expenditures	$(110)	$(536)
Proceeds from CITCs	306	—
Payments to related parties under cash sweep agreement—net	(143)	—
Acquisition of membership interest in subsidiary	(288)	—
Changes in restricted cash	(5)	245
Other	—	4
Net cash provided by (used in) investing activities	$(240)	$(287)

Net Cash Provided by (Used in) Financing Activities

Changes in net cash provided by (used in) financing activities were primarily driven by the initial public offering proceeds and the retirement of long-term debt mainly associated with the Genesis Solar project's mandatory debt repayment with CITC proceeds.

	2014	2013
Nine Months Ended September 30,	(millions)
Member contributions – net	$126	$188
Initial public offering proceeds	438	—
Issuances (retirements) of long-term debt – net	(352)	42
Other	(1)	(5)
Net cash provided by (used in) financing activities	$211	$225

Critical Accounting Policies and Estimates

NEP's significant accounting policies are described in Note 2 to the unaudited condensed consolidated financial statements, which were prepared under generally accepted accounting principles.  Critical accounting policies are those that NEP believes are both most important to its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.  The following policies are those considered to be the most critical in understanding the judgments that are involved in preparing the condensed consolidated financial statements.

Income Taxes

The U.S. project entities presented in these financial statements were historically included in the consolidated federal income tax return of NEE.  Income taxes as presented herein attribute current and deferred income taxes to the U.S. project entities in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Accounting Standards Codification Topic (ASC) 740, “Accounting for Income Taxes.”  Accordingly, with regard to periods prior to July 1, 2014, the U.S. project entities’ income tax provisions are prepared under the separate return method.  The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise.  Accordingly, the sum of the amounts allocated to the U.S. project entities’ provisions may not equal the income taxes that would have resulted from a consolidated filing of these entities.

The Canadian project entities have not been included in the consolidated U.S. tax filing of NEE, as they are excluded from the U.S. federal income tax group.  The Moore and Sombra project entities, as well as St. Clair and Varna (owner of Bluewater), were Canadian corporations that filed separate Canadian income tax returns and taxes have been provided herein on that basis.  The Summerhaven and Conestogo project entities, as well as the Trillium entities, are Canadian limited partnerships from which virtually all of the tax attributes flow through to the owner, a Canadian corporation, which is not a predecessor entity.  None of the income nor any tax attributes of the flow through entities flow through to a U.S. taxpayer and are not reflected in any U.S. tax return.  Because of their flow-through nature, no income taxes have been provided with regard to these entities for periods prior to July 1, 2014.

As of July 1, 2014, the date of the completion of the offering, NEP is no longer part of NEE's consolidated federal income tax filing group.  NEE will file separate income tax returns for U.S. federal and state income tax purposes that will include its share of flow through income from NEP OpCo, and all of the underlying project companies, both U.S. and Canadian.

Taxes for the three months ended September 30, 2014 reflect the tax filing position of NEP as a separate taxpayer and include its share of taxes on the income flowing through from NEP OpCo.  Canadian taxes on Canadian projects continue to be reflected in NEP's condensed consolidated financial statements.  Taxes for the nine months ended September 30, 2014 reflect a combination of six months of taxes on the predecessor basis of accounting and three months of taxes on the separate filing basis.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates.  As of September 30, 2014, less than 10% of the long-term debt, including current maturities, was exposed to such risk as the balance was either financially hedged or comprised of fixed rate debt.  As of September 30, 2014, the estimated fair value of NEP's debt was approximately $1.9 billion and the carrying value of the debt was $1.9 billion.  Based upon a hypothetical 10% decline in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $36 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows.  Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations.  NEP intends to monitor and manage credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances.  NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.  In addition, the projects in NEP's initial portfolio are fully contracted to creditworthy counterparties with a capacity-weighted average Moody’s Investor Service, Inc. credit rating of A2 under long-term contracts that will have a capacity-weighted average remaining contract term of approximately 21 years as of September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures are not effective at a reasonable assurance level to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within time periods specified in SEC rules and forms, as of September 30, 2014.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financing statements will not be prevented or detected on a timely basis.

Management determined that NEP did not maintain effective internal controls over the accounting for income taxes.  NEP identified deficiencies with the valuation of deferred income tax accounts, which resulted in a material weakness in internal control over financial reporting.  Specifically, NEP did not effectively determine and monitor its valuation allowances on deferred income tax assets and the accuracy of its deferred income taxes, all non-cash activities.  This deficiency resulted in an immaterial misstatement of income tax expense and deferred income taxes in the December 31, 2013 financial statements as filed in the Prospectus.  Additionally, this deficiency could have resulted in a material misstatement of income tax expense within the annual and interim consolidated financial statements that would not have been prevented or detected, and accordingly, this internal control deficiency constitutes a material weakness as of September 30, 2014.  NEP is taking steps to remediate the material weakness, including the development of enhanced oversight and review procedures, organizational changes and adding additional personnel with income tax accounting experience.  Management believes the additional control procedures and organizational changes, when implemented and validated, will be sufficient to remediate this material weakness.

(b)	Changes in Internal Control Over Financial Reporting

This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Information regarding risk factors appears in Part II, Item 1A. Risk Factors in NEP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (second quarter 2014 Form 10-Q).  The factors discussed in NEP's second quarter 2014 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered.  The risks described in the second quarter 2014 Form 10-Q are not the only risks facing NEP.  Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

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

Date:  November 12, 2014

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

CHRIS N. FROGGATT
Chris N. Froggatt Controller and Chief Accounting Officer (Principal Accounting Officer)