Form 10-K
period 2014-12-31
NextEra Energy Partners, LP
filed 2015-02-20
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant's telephone number	IRS Employer Identification Number
001-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558
700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000

State or other jurisdiction of incorporation or organization:  Delaware

Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
Common Units	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No ☑

The registrant completed its initial public offering of its common units on July 1, 2014. The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Number of NextEra Energy Partners, LP common units outstanding as of January 31, 2015:  18,690,360

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreements
BLM	U.S. Bureau of Land Management
Bluewater	wind project located in Huron County, Ontario, Canada, that is held by the Bluewater Project Entity
Bluewater Project Entity
Prior to the consummation of NEP’s IPO in 2014, refers to Varna Wind, Inc., a corporation formed under the laws of the Province of New Brunswick and after the consummation of NEP’s IPO, refers to Varna Wind, LP, a limited partnership formed under the laws of the Province of Ontario

Canadian Project Entities	Conestogo Project Entity, Summerhaven Project Entity, Bluewater Project Entity, Sombra Project Entity and Moore Project Entity, collectively
Canyon Wind
Canyon Wind, LLC, a limited liability company formed under the laws of the State of Delaware, which is the borrower under the credit agreement under which financing is provided to Perrin Ranch and Tuscola Bay

CITC	Convertible Investment Tax Credit
COD	commercial operation date
Code	U.S. Internal Revenue Code of 1986, as amended
Conestogo	wind project located in Wellington County, Ontario, Canada, that is held by the Conestogo Project Entity
Conestogo Project Entity	Conestogo Wind, LP, a limited partnership formed under the laws of the Province of Ontario
CSCS agreement	cash sweep and credit support agreement
DOE	U.S. Department of Energy
Elk City	wind project located in Roger Mills and Beckham Counties, Oklahoma, that is held by Elk City Wind, LLC
EPA	U.S. Environmental Protection Agency
FCPA	Foreign Corrupt Practices Act of 1977
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in-Tariff
FPA	U.S. Federal Power Act
Genesis	solar project held by Genesis Solar, LLC, a limited liability company formed under the laws of the State of Delaware, that is composed of Genesis Unit 1 and Genesis Unit 2
Genesis Unit 1	Genesis Unit 1 utility-scale solar generating facility located in Riverside County, California
Genesis Unit 2	Genesis Unit 2 utility-scale solar generating facility located in Riverside County, California
GW	gigawatt
GWh	gigawatt-hour(s)
IESO	Independent Electricity System Operator
IPO	initial public offering
IPP	independent power producer
IRS	Internal Revenue Service
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Logan Wind
Logan Wind Energy, LLC, a limited liability company formed under the laws of the State of Delaware, an indirect wholly-owned subsidiary of NEE and the owner of a wind-powered energy production facility near Peetz, Colorado, that shares certain facilities owned by Peetz Table with Northern Colorado

management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Moore	solar project located in Lambton County, Ontario, Canada, that is held by the Moore Project Entity
Moore Project Entity
Prior to the consummation of NEP’s IPO in 2014, refers to Moore Solar, Inc., a corporation formed under the laws of the Province of Ontario, and after the consummation of NEP’s IPO, refers to Moore Solar, LP, a limited partnership formed under the laws of the Province of Ontario

Mountain Prairie	Mountain Prairie Wind, LLC, a limited liability company formed under the laws of the State of Delaware and the issuer of notes that provide financing to Elk City and Northern Colorado
MSA	Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP GP
MW	megawatt(s)
NECIP	NextEra Canadian IP, Inc., a corporation formed under the laws of the Province of New Brunswick and an indirect wholly-owned subsidiary of NEE
NECOS	NextEra Energy Canadian Operating Services, Inc., a corporation formed under the laws of the Province of Alberta and an indirect wholly-owned subsidiary of NEE
NEE	NextEra Energy, Inc.
NEEC
Prior to the consummation of NEP’s IPO in 2014, refers to NextEra Energy Canada, ULC, an unlimited liability corporation formed under the laws of the Province of Alberta and a wholly-owned indirect subsidiary of NEE and after the consummation of NEP’s IPO, refers to NextEra Energy Canada Partners Holdings, ULC, an unlimited liability corporation formed under the laws of British Columbia and a direct wholly-owned subsidiary of NEP OpCo

NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP

Term	Meaning
NEE Operating GP	NextEra Energy Operating Partners GP, LLC
NEER	NextEra Energy Resources, LLC
NEER ROFO projects	projects set forth in Item 1 - NEER ROFO Projects owned by NEER in which NEP has a right of first offer under the ROFO Agreement, should NEER decide to sell them
NEOS	NextEra Energy Operating Services, LLC, a limited liability company formed under the laws of the State of Delaware and an indirect wholly-owned subsidiary of NEE
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
NOLs	net operating losses
Northern Colorado	wind project located in Logan County, Colorado, that is held by Northern Colorado Wind Energy, LLC
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
Peetz Table
Peetz Table Wind Energy, LLC, a limited liability company formed under the laws of the State of Delaware, an indirect wholly-owned subsidiary of NEE and the owner of certain facilities shared by Logan Wind, Northern Colorado and PLI

Perrin Ranch	wind project located in Coconino County, Arizona, that is held by Perrin Ranch Wind, LLC
PLI
Peetz Logan Interconnect, LLC, a limited liability company formed under the laws of the State of Delaware, an indirect wholly-owned subsidiary of NEE and the owner of the transmission line used by Northern Colorado to deliver energy output to the interconnection point

PPA	power purchase agreement, which could include contracts under a FIT or RESOP
project entities	U.S. Project Entities together with the Canadian Project Entities
Prospectus	NEP’s prospectus filed with the SEC on June 26, 2014
PTC	production tax credit
RESOP	Renewable Energy Standard Offer Program
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Sombra	solar project located in Lambton County, Ontario, Canada, that is held by the Sombra Project Entity
Sombra Project Entity
Prior to the consummation of NEP’s IPO in 2014, refers to Sombra Solar, Inc., a corporation formed under the laws of the Province of Ontario and after the consummation of NEP’s IPO, refers to Sombra Solar, LP, a limited partnership formed under the laws of the Province of Ontario

St. Clair Holding
Prior to the consummation of NEP’s IPO in 2014, refers to St. Clair Holding, Inc., a corporation formed under the laws of the Province of Ontario, and after the consummation of NEP’s IPO, refers to St. Clair Holding, ULC, an unlimited liability company formed under the laws of the Province of British Columbia and a co-issuer of notes that provide financing to Moore and Sombra

St. Clair LP	St. Clair Solar, LP, a limited partnership formed under the laws of the Province of Ontario and a co-issuer of notes that provide financing to Moore and Sombra
St. Clair entities	St. Clair Holding and St. Clair LP, collectively
Summerhaven	wind project located in Haldimand County, Ontario, Canada, that is held by the Summerhaven Project Entity
Summerhaven Project Entity	Summerhaven Wind, LP, a limited partnership formed under the laws of the Province of Ontario
Trillium	Trillium Windpower, LP, a limited partnership formed under the laws of the Province of Ontario and the issuer of notes that provides financing to Conestogo and Summerhaven
Tuscola Bay	wind project located in Tuscola, Bay and Saginaw Counties, Michigan, that is held by Tuscola Bay Wind, LLC
U.S.	United States of America
U.S. Project Entities	U.S. Wind Project Entities together with Genesis Solar, LLC
U.S. Wind Project Entities	Elk City Wind, LLC, Northern Colorado Wind Energy, LLC, Perrin Ranch Wind, LLC and Tuscola Bay Wind, LLC, each of which is a limited liability company formed under the laws of the State of Delaware

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 1 for a description of the non-controlling interest in NEP OpCo.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as result, are expected to, will continue, anticipate, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEP's operations and financial results, and could cause NEP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEP in this Form 10-K, in presentations, on its website, in response to questions or otherwise.

Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP owns a controlling, non-economic general partnership interest and a 20.1% limited partnership interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects, all of which are operational as of December 31, 2014.

NEP intends to take advantage of favorable trends in the North American energy industry, including the addition of clean energy projects as aging or uneconomic generation facilities are phased out, increased demand from utilities for renewable energy to meet state RPS requirements and improving competitiveness of energy generated from wind and solar projects relative to energy generated using other fuels. NEP plans to focus on high-quality, long-lived projects operating under long-term contracts with creditworthy counterparties that are expected to produce stable long-term cash flows. NEP believes its cash flow profile, geographic and technological diversity, cost-efficient business model and relationship with NEE provide NEP with a significant competitive advantage and enable NEP to execute its business strategy.

NEP was formed as a Delaware limited partnership in March 2014 as an indirect wholly-owned subsidiary of NEE, a Florida corporation. On July 1, 2014, NEP completed its IPO by issuing 18,687,500 common units at a price to the public of $25 per unit. The proceeds from the IPO, net of underwriting discounts, commissions and structuring fees, were approximately $438 million, of which NEP used approximately $288 million to purchase 12,291,593 common units of NEP OpCo from NEE Equity and approximately $150 million to purchase 6,395,907 NEP OpCo common units from NEP OpCo. As of December 31, 2014, NEP owns a 20.1% limited partnership interest in NEP OpCo.

In connection with the IPO, NEP acquired the following portfolio of clean, contracted renewable energy assets (initial portfolio):

Project	Commercial Operation Date	Resource	MW	Counterparty	Contract Expiration	Project Financing (Maturity)
Northern Colorado	September 2009	Wind	174	Public Service Company of Colorado	2029 (22 MW) / 2034 (152 MW)	Mountain Prairie (2030)
Elk City	December 2009	Wind	99	Public Service Company of Oklahoma	2030	Mountain Prairie (2030)
Perrin Ranch	January 2012	Wind	99	Arizona Public Service Company	2037	Canyon Wind (2030)
Moore	February 2012	Solar	20	IESO	2032	St. Clair (2031)
Sombra	February 2012	Solar	20	IESO	2032	St. Clair (2031)
Conestogo	December 2012	Wind	23	IESO	2032	Trillium (2033)
Tuscola Bay	December 2012	Wind	120	DTE Electric Company	2032	Canyon Wind (2030)
Summerhaven	August 2013	Wind	124	IESO	2033	Trillium (2033)
Genesis	November 2013 (125 MW)/ March 2014 (125 MW)	Solar	250	Pacific Gas & Electric Co.	2039	Genesis (2038)
Bluewater	July 2014	Wind	60	IESO	2034	Bluewater (2032)
Total			989

Each of these assets sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs with the counterparties listed above. During 2014, NEP derived approximately 42% and 29% of its consolidated revenue from its contracts with Pacific Gas & Electric Co. and the IESO, respectively. See Note 2 - Revenue Recognition and Property, Plant and Equipment—net and Construction Work in Progress for information about revenue and long-lived assets located outside the U.S.

On January 9, 2015, a subsidiary of NEP completed the acquisition of 100% of the membership interests of Palo Duro Wind Project Holdings, LLC (the Palo Duro acquisition), which indirectly owns the Palo Duro wind facility (Palo Duro), an approximately 250 MW wind generating facility located in Texas. In October 2014, a subsidiary of NEP entered into an agreement to acquire an approximately 20 MW solar generating facility located in California (Shafter) and included in the NEER ROFO projects (see below) which acquisition is expected to close in the first quarter of 2015. See Note 1.

In connection with the IPO, NEP entered into a ROFO agreement with NEER and NEP OpCo that, among other things, provides NEP OpCo with a right of first offer to acquire the NEER ROFO projects described below, if NEER should seek to sell any of these projects. NEP believes that the NEER ROFO projects, which include wind and solar projects with a combined capacity of 1,549 MW, have or, upon commencing commercial operations, will have, many of the characteristics of the projects in its portfolio, including long-term contracts with creditworthy counterparties and recently constructed, long-lived facilities that NEP believes will generate stable cash flows. Under the ROFO agreement, however, NEER is not obligated to offer to sell the NEER ROFO projects. In addition, in the event that NEER elects to sell the NEER ROFO projects, NEER is not required to accept any offer NEP OpCo makes to acquire any NEER ROFO project and, following the completion of good faith negotiations, may choose to sell these projects to third parties or not to sell the projects at all. NEER is not obligated to offer NEP OpCo the NEER ROFO projects at prices or on terms that are consistent with NEP's business strategy.

Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly-owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and administrative services agreements between NEER subsidiaries and NEP subsidiaries. NEP OpCo will pay NEE an annual management fee and make certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders (incentive distribution rights, or IDRs). See Note 10 - Management Services Agreement.

NEER ROFO Projects

The following table provides a brief description of the NEER ROFO Projects:

Project	Commercial Operation Date	Location	Resource	MW	Counterparty	Contract Expiration
Story II	December 2009	Iowa, USA	Wind	150	Google Energy/City of Ames, Iowa	2030
Day County	April 2010	South Dakota, USA	Wind	99	Basin Electric Power Cooperative	2040
Ashtabula III	December 2010	North Dakota, USA	Wind	62	Otter Tail Power Company	2038
Baldwin	December 2010	North Dakota, USA	Wind	102	Basin Electric Power Co-Op	2041
North Sky River	December 2012	California, USA	Wind	162	Pacific Gas & Electric Co.	2037
Mountain View	January 2014	Nevada, USA	Solar	20	Nevada Power Company	2039
Adelaide	August 2014	Ontario, Canada	Wind	60	IESO	2034
Bornish	August 2014	Ontario, Canada	Wind	73	IESO	2034
Jericho	November 2014	Ontario, Canada	Wind	149	IESO	2034
Goshen	1Q 2015 (expected)	Ontario, Canada	Wind	102	IESO	2035
Shafter	2Q 2015 (expected)	California, USA	Solar	20	Pacific Gas & Electric Co.	2035
Adelanto I and II	3Q 2015 (expected)	California, USA	Solar	27	Southern California Edison Co.	2035
East Durham	3Q 2015 (expected)	Ontario, Canada	Wind	23	IESO	2035
Silver State South	3Q 2016 (expected)	Nevada, USA	Solar	250	Southern California Edison Co.	2036
McCoy	4Q 2016 (expected)	California, USA	Solar	250	Southern California Edison Co.	2036
Total				1,549

As discussed above, a subsidiary of NEP entered into an agreement to acquire 100% of the membership interests of Shafter Solar, LLC, which owns the development rights and facilities under construction of Shafter, that is expected to close in the first quarter of 2015. See Note 1.

INDUSTRY OVERVIEW

U.S. Renewable Energy Industry

Growth in renewable energy is largely attributable to the increasing cost competitiveness of renewable energy driven primarily by government incentives, RPS, improving technology and declining installation costs and the impact of increasingly stringent environmental rules and regulations on fossil-fired generation.

U.S. federal, state and local governments have established various incentives to support the development of renewable energy. These incentives make the development of clean energy projects more competitive by providing accelerated depreciation, tax credits or grants for a portion of the development costs, decreasing the costs associated with developing such projects or creating demand for renewable energy assets through RPS programs. In addition, RPS provide incentives to utilities to contract for energy generated from renewable energy providers.

Renewable energy technology has improved and installation costs have declined meaningfully in recent years. Wind technology is improving as a result of taller towers, longer blades and more efficient energy conversion equipment, which allow wind projects to more efficiently capture wind resource and produce more energy. Solar technology is also improving as solar cell efficiencies improve and solar equipment costs decline.

Traditional fossil-fired plants emit greenhouse gases (GHG) and other pollutants. A number of EPA rules have been proposed that are expected to impact many coal-fired plants in the U.S. While there is some uncertainty as to the timing and requirements that will ultimately be imposed by these proposed rules, NEP expects that the owners of some of the smaller, older or less efficient coal-fired plants will choose to decommission these facilities rather than make the significant investments that will be necessary to comply with environmental rules and regulations. In addition, NEP expects the current relatively low natural gas prices will affect the decision whether to make such investments.

Canadian Renewable Energy Industry

Canada is a world leader in the generation and use of clean energy as a percentage of its total energy capacity. Capacity additions are expected to be required throughout Canada in order to replace aging projects and meet growing demand. While a majority of Canada’s energy is generated by hydro energy plants, non-hydro renewable energy is providing an increasing portion of Canada’s energy each year.

The Canadian energy industry is also benefiting from the increased competitiveness of renewable energy, due in part to improving technology and declining installation costs. Furthermore, government targets and incentives at the provincial level continue to drive the growth of renewable energy in Canada. Ontario, in particular, has been a leader in supporting the development of renewable energy in Canada.

Government Incentives

Government incentives in the U.S. and Canada have the effect of making the development of renewable energy projects more competitive by providing credits for a portion of the development costs or by providing favorable contract prices. A loss of or reduction in such incentives could decrease the attractiveness of renewable energy projects to developers, including NEE, which could reduce NEP's future acquisition opportunities. Such a loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Wind and solar projects qualify for the U.S. federal Modified Accelerated Cost Recovery System depreciation schedule. This schedule allows a taxpayer to recognize the depreciation of tangible property on a five-year basis even though the useful life of such property is generally greater than five years. The PTC currently provides an income tax credit for the production of electricity from utility-scale wind turbines for the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and, under the Tax Increase Prevention Act of 2014, was extended for wind projects whose construction began before January 1, 2015. The IRS previously issued guidance related to which projects will qualify for the PTC including, among other things, criteria for the beginning of construction of a project and the continuous program of construction or the continuous efforts to advance the project to completion. Alternatively, wind project developers can choose to receive a 30% ITC, in lieu of the PTC, with the same requirement that construction of the wind project began before January 1, 2015. The IRS has not updated its guidance for the change in law extending the requirement for a wind project to be under construction from 2013 to 2014.

Solar project developers are also eligible to receive a 30% ITC for new solar projects that achieve commercial operation before 2017. Solar project developers can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC for qualifying solar projects where construction began before the end of 2011 and the projects are placed in service before 2017. Solar projects that achieve commercial operation after December 31, 2016 may qualify for an ITC of 10% of eligible installed costs.

RPS are state regulatory programs to encourage the development of renewable energy. They typically require utilities to produce or procure a certain percentage of their energy needs from renewable energy. Approximately 30 states and the District of Columbia currently have an RPS in place and approximately seven states have set goals supporting renewable energy. These standards vary, but the majority include requirements to meet 20% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025. NEP expects RPS programs to continue to increase demand by utilities for renewable energy in order to meet state RPS requirements.

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

BUSINESS STRATEGY

NEP's primary business objective is to invest in contracted clean energy projects that allow it to increase its cash distributions to the holders of its common units over time. To achieve this objective, NEP intends to execute the following business strategy:

•
Focus on contracted clean energy projects. NEP intends to focus on long-term contracted clean energy projects that have recently commenced commercial operations with newer, more reliable technology, lower operating costs and relatively stable cash flows, subject to seasonal variances, consistent with the characteristics of its portfolio.

•
Focus on the U.S. and Canada. NEP intends to focus its investments in the U.S. and Canada, where it believes industry trends present significant opportunities to acquire contracted clean energy projects in diverse regions and favorable locations. By focusing on the U.S. and Canada, NEP believes it will be able to take advantage of NEE’s long-standing industry relationships, knowledge and experience.

•
Maintain a sound capital structure and financial flexibility. Projects in NEP's portfolio have limited recourse project-level financings. In addition, the direct subsidiaries of NEP OpCo have a $250 million revolving credit facility. NEP believes its cash flow profile, the long-term nature of its contracts and its ability to raise capital provide flexibility for optimizing its capital structure and distributions. NEP intends to continually evaluate opportunities to finance future acquisitions or refinance its existing debt and seek to limit recourse, optimize leverage, extend maturities and increase cash distributions to unitholders over the long term.

•
Take advantage of NEER’s operational excellence to maintain the value of the projects in its portfolio. NEER will continue to provide O&M, administrative and management services to NEP's projects pursuant to the MSA and other agreements. Through these agreements, NEP benefits from the operational expertise that NEER currently provides across its entire portfolio. NEP expects that these services will maximize the operational efficiencies of its portfolio.

•
Grow NEP's business and cash distributions through selective acquisitions of operating projects or projects under construction. NEP believes the ROFO agreement and its relationship with NEE provide it with opportunities for growth through the acquisition of projects that have or, upon the commencement of commercial operations, will have similar characteristics to the projects in its portfolio. NEER has granted NEP OpCo a right of first offer to acquire the NEER ROFO projects through mid-2020. NEP intends to focus on acquiring projects in operation, maintaining a disciplined investment approach and taking advantage of market opportunities to acquire additional projects from NEER and third parties in the future, which it believes will allow it to increase cash distributions to its unitholders over the long term. NEE is not required, however, to offer NEP OpCo the opportunity to purchase any of its projects, including the NEER ROFO projects.

COMPETITION

NEP believes that it is well-positioned to execute its strategy and increase cash distributions to its unitholders over the long term based on the following competitive strengths:

Relationship with NEE. NEP believes that its relationship with NEE provides it with the following significant benefits:

•
NEE Management and Operational Expertise. NEP believes it benefits from NEE’s experience, operational excellence, cost-efficient operations and reliability. Through the MSA and other agreements with NEE, NEP's projects will receive the same benefits and expertise that NEE currently provides across its entire portfolio.

•
NEE Project Development Track Record and Pipeline. NEP believes that NEE’s long history of developing, owning and operating clean energy projects provides NEP with a competitive advantage in North America.

Contracted projects with stable cash flows from diverse, creditworthy counterparties. The contracted, geographically diverse nature of NEP's portfolio supports expected stable long-term cash flows. NEP's portfolio is composed of approximately 1,239 MW of renewable energy capacity. The projects are fully contracted under long-term contracts which have a capacity-weighted average remaining contract term of approximately 20 years as of December 31, 2014. These contracts generally provide for fixed price payments subject to annual escalation over the contract term.

New, well-maintained and diverse portfolio using best-in-class equipment. NEP's portfolio is composed of renewable energy projects that have, on average, been operating for fewer than five years. Because NEP's portfolio is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

Geographic diversification. NEP's portfolio is geographically diverse across the U.S. and Canada. A geographically diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, NEP believes the geographic diversity of the portfolio helps minimize the impact of adverse regulatory conditions in any one jurisdiction.

Competitiveness of renewable energy. Renewable energy technology and installation costs have improved meaningfully in recent years. Wind technology has improved as a result of taller towers, longer blades and more efficient energy conversion equipment, which allow wind projects to more efficiently capture wind resource and produce more energy. From 2003 through 2013, technology improvements have decreased the cost of wind energy in the U.S. between 24% and 39% depending on wind speed, according to International Energy Agency estimates. Solar technology is also improving as solar cell efficiencies improve and installation costs decline. From 2010 through 2013, the total average installed cost of utility-scale solar has declined over 50%, according to Bloomberg New Energy Finance.

REGULATION

NEP's operations are subject to regulation by a number of U.S. federal, state and other organizations, including, but not limited to, the following:

•
the FERC, which oversees the acquisition and disposition of generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce and wholesale purchases and sales of electric energy, among other things;

•
the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts; and

•
the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

NEP and its affiliates are also subject to national, provincial and regional regulations in Canada related to energy operations, energy markets and environmental standards. In Canada, activities related to owning and operating wind and solar projects and participating in wholesale and retail energy markets are regulated at the provincial level. In Ontario, for example, electricity generation facilities must be licensed by the Ontario Energy Board and may also be required to complete registrations and maintain market participant status with the IESO, in which case they must agree to be bound by and comply with the provisions of the market rules for the Ontario electricity market as well as the mandatory reliability standards of the NERC.

NEP is subject to environmental laws and regulations, and is affected by some of the issues related to renewable energy resources as described in the Environmental Matters section below.

ENVIRONMENTAL MATTERS

NEP's operations are required to comply with various environmental, health and safety laws and regulations in each of the jurisdictions in which it operates. These existing and future laws and regulations may impact existing and new projects, require NEP to obtain and maintain permits and approvals, comply with all environmental laws and regulations applicable within each jurisdiction and implement environmental, health and safety programs and procedures to monitor and control risks associated with the construction, operation and decommissioning of regulated or permitted energy assets, all of which involve a significant investment of time and resources. The following is a discussion of certain existing initiatives and rules, some of which could potentially have a material effect (either positive or negative) on NEP and its subsidiaries.

Avian/Bat Regulations and Wind Turbine Siting Guidelines. NEP is subject to numerous environmental regulations and guidelines related to threatened and endangered species and their habitats, as well as avian and bat species, for the ongoing operations of their facilities. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act and similar environmental laws in Canada (the Species at Risk Act, the Migratory Birds Convention Act and the Endangered Species Act of 2007) provide for the protection of migratory birds, eagles and bats and endangered species of birds and bats and their habitats. Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and their habitats. These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines. Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs or reduced revenues at existing and new wind and solar facilities and transmission and distribution facilities at NEP and, in the case of environmental regulations, failure to comply could result in fines and penalties.

Ontario Renewable Energy Approvals. In Ontario, NEP is subject to Ontario’s Environmental Protection Act, which requires proponents of significant wind and solar projects to obtain a Renewable Energy Approval (REA). The REA application requires a variety of studies on environmental, archaeological and heritage issues. Significant consultation with the public and aboriginal communities is also required. The REA process may result in environmental mitigation measures to offset identified impacts prior to approval. Such measures are often implemented during operations, and may compromise or even require temporary cessation of operations under certain conditions. Before issuing a REA, the Ontario Ministry of the Environment and Climate Change evaluates a broad range of potential impacts, including impacts on human health, wildlife, wetlands and water resources, communities (including aboriginal communities), scenic areas, species and heritage resources. This review can be time consuming and expensive, and an approval can be rejected or approved with conditions with which are costly or difficult to comply. Renewable energy approvals are also subject to appeal by third parties and can result and have resulted in lengthy tribunal hearings. On appeal, the tribunal has the power to revoke the REA or to impose conditions.

Clean Air Act. Certain operations in the U.S. may be subject to ongoing federal, state, or local permit requirements under the Clean Air Act, which regulates the emission of air pollutants, including GHGs, that may be subject to existing and/or increased monitoring and compliance costs. Additionally, the U.S. Congress and certain states and regions continue to consider several legislative and regulatory proposals with respect to GHG emissions. The Government of Canada and its provinces are also taking certain actions, such as setting targets or goals, regarding the reduction of GHG emissions. Based on its clean generating portfolio, NEP expects to continue experiencing a positive impact on earnings as a result of these GHG reduction initiatives. Additionally, these initiatives could provide NEP opportunities with regards to wind and solar investment.

EMPLOYEES

NEP does not have any officers or employees and relies solely on officers and employees of NEP GP and NEP GP's affiliates, including NEE and NEER. See further discussion of the MSA and other payments to NEE in Note 10.

WEBSITE ACCESS TO SEC FILINGS

NEP makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and any amendments to those reports, available free of charge on NEP's internet website, www.nexteraenergypartners.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on NEP's website are not incorporated by reference into this Form 10-K. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

Item 1A.  Risk Factors

Limited partnership interests are inherently different from shares of capital stock of a corporation, although many of the business risks to which NEP is subject are similar to those that would be faced by a corporation engaged in similar businesses and NEP has elected to be treated as a corporation for U.S. federal income tax purposes. If any of the following risks were to occur, NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially and adversely affected. In that case, it may not be able to pay distributions to its unitholders, the trading price of its common units could decline and investors could lose all or part of their investment in NEP.

Operational Risks

NEP has a limited operating history and its projects may not perform as expected.

NEP's portfolio is composed of renewable energy projects that have, on average, been operating for fewer than five years. In addition, NEP expects that many of the projects that it may acquire, including NEER ROFO Projects, will not have commenced operations, will have recently commenced operations or otherwise will have a limited operating history. As a result, the assumptions and estimates regarding the performance of these projects are and will be made without the benefit of a meaningful operating history. The ability of NEP's projects to perform as expected will also be subject to risks inherent in newly constructed energy projects, including equipment performance below NEP's expectations, system failures and outages. The failure of some or all of the projects to perform as expected could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's ability to make cash distributions to its unitholders is affected by wind and solar conditions at its projects.

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

•	increases in the cost of operating the projects, including costs relating to labor, equipment, insurance and real estate taxes;

•	operator or contractor error or failure to perform;

•	serial design or manufacturing defects, which may not be covered by warranty;

•	extended events, including force majeure, under certain PPAs that may give rise to a termination right of the customer under such a PPA (energy sale counterparty);

•	failure to comply with permits and the inability to renew or replace permits that have expired or terminated;

•	the inability to operate within limitations that may be imposed by current or future governmental permits;

•	replacements for failed equipment, which may need to meet new interconnection standards or require system impact studies and compliance that may be difficult or expensive to achieve;

•	land use, environmental or other regulatory requirements;

•	disputes with the BLM, other owners of land on which NEP's projects are located or adjacent landowners;

•	changes in law, including changes in governmental permit requirements;

•	government or utility exercise of eminent domain power or similar events; and

•	existence of liens, encumbrances and other imperfections in title affecting real estate interests.

These and other factors could require NEP to shut down its wind or solar projects. These factors could also degrade equipment, reduce the useful life of interconnection and transmission facilities and materially increase maintenance and other costs. Unanticipated capital expenditures associated with maintaining or repairing NEP's projects may reduce profitability.

In addition, replacement and spare parts for solar panels, wind turbines and other key equipment may be difficult or costly to acquire or may be unavailable. For example, the projects in NEP's portfolio do not always hold spare substation main transformers and, if any of these projects had to replace any of such transformers, they would be unable to sell energy until replacement equipment was installed. Each solar and wind project requires a specific transformer design and, if it does not have an acceptable spare available, it may need to order a replacement. Order lead times can be lengthy, potentially reaching up to one year.

Any of the operational risks described above could significantly decrease or eliminate the revenues of a project, significantly increase its operating costs, cause a default under NEP's financing agreements or give rise to damages or penalties to an energy sale counterparty, another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The wind turbines at some of NEP's projects and at some of NEER's ROFO projects are not generating the amount of energy estimated by their manufacturers’ original power curves, and the manufacturers may not be able to restore energy capacity at the affected turbines.

Wind turbine generators for NEP's projects representing approximately 167 MW of nameplate generating capacity are not generating the amount of energy they should be according to the turbine manufacturer’s original power curves. NEP expects that the turbine manufacturer will undertake a combination of modifications to improve the electricity generation to within the manufacturer's guaranteed levels with respect to approximately 107 MW of the affected turbines. Because of regulatory issues, NEP does not expect that the energy generation with respect to the approximately 60 MW of remaining affected turbines will be able to be restored to within guaranteed levels, although NEP expects some incremental improvements.

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

Although NEP's projections assume that these efforts will restore or incrementally improve the energy generation of the affected turbines as described above, there is no assurance that the proposed efforts will restore the energy generation as expected, if at all, or that these or other turbines will not experience additional energy generation deficiencies. The occurrence of any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP depends on certain of the projects in its portfolio for a substantial portion of its anticipated cash flows.

NEP depends on certain of the projects in its portfolio for a substantial portion of its anticipated cash flows. For example, NEP expects its largest project, Genesis, to account for between approximately 15% and 20% of the net generation of its portfolio and between approximately 40% and 45% of its net income plus interest expense, income tax expense and depreciation and amortization expense for the twelve-month period ending June 30, 2015. NEP may not be able to successfully execute NEP's acquisition strategy in order to further diversify NEP's sources of cash flow. Consequently, the impairment or loss of any one or more of the projects in NEP's portfolio, such as Genesis, could materially and disproportionately reduce its net energy generation and cash flows and, as a result, have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Terrorist or similar attacks could impact NEP's projects or surrounding areas and adversely affect its business.

Terrorists have attacked energy assets such as substations and related infrastructure in the past and may attack them in the future. Any attacks on NEP's projects or the facilities of third parties on which its projects rely could severely damage such projects, disrupt business operations, result in loss of service to customers and require significant time and expense to repair. Additionally, energy-related facilities, such as substations and related infrastructure, are protected by limited security measures, in most cases only perimeter fencing. Cyber-attacks, including those targeting information systems or electronic control systems used to operate the energy projects and the facilities of third parties on which NEP's projects rely could severely disrupt business operations and result in loss of service to customers and significant expense to repair security breaches or system damage. Projects in NEP's portfolio, as well as projects it may acquire and the facilities of third parties on which NEP's projects rely, may be targets of terrorist acts and affected by responses to terrorist acts, each of which could fully or partially disrupt the ability of NEP's projects to generate and transmit energy. To the extent such acts equate to a force majeure event under NEP's PPAs, the energy sale counterparty may terminate such PPAs if such force majeure event continues for a period ranging from 12 months to 36 months as specified in the applicable agreement. A terrorist act or similar attack could significantly decrease revenues or result in significant reconstruction or remediation costs, any of which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's energy production may be substantially below its expectations if a natural disaster or meteorological conditions damage its turbines, solar panels, other equipment or facilities.

A natural disaster or meteorological conditions could damage or require NEP to shut down its turbines, solar panels, other equipment or facilities, impeding NEP's ability to acquire, manage and own its projects, decreasing its energy production levels and revenues. To the extent these conditions equate to a force majeure event under NEP's PPAs the energy sale counterparty may terminate such PPAs if the force majeure event continues for a period ranging from 12 months to 36 months as specified in the applicable agreement. These conditions could also damage or reduce the useful life of interconnection and transmission facilities of third parties relied upon by NEP's projects and increase maintenance costs. For example, Genesis is located in an area of California that has experienced substantial seismic activity, the reoccurrence of which could cause significant physical damage to Genesis’ facilities and the surrounding energy transmission infrastructure. Replacement and spare parts for solar panels, wind turbines and key pieces of equipment may be difficult or costly to acquire or may be unavailable. In certain instances, NEP's projects would be unable to sell energy until a replacement part is installed. If NEP experiences a prolonged interruption at one of its projects, energy production would decrease. Production of less energy than expected due to these or other conditions could reduce NEP's revenues, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is not able to insure against all potential risks and it may become subject to higher insurance premiums.

NEP is exposed to numerous risks inherent in the operation of wind and solar projects, including equipment failure, manufacturing defects, natural disasters, terrorist attacks, sabotage, vandalism and environmental risks. The occurrence of any one of these events may result in NEP being named as a defendant in lawsuits asserting claims for substantial damages, including environmental cleanup costs, personal injury, property damage, fines and penalties. Further, with respect to any future acquisitions of any projects that are under construction or development, NEP is, or will be, exposed to risks inherent in the construction of these projects.

NEP shares insurance coverage with NEE and its affiliates, for which NEP reimburses NEE. NEE currently maintains liability insurance coverage for itself and its affiliates, including NEP, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including resulting loss of use, to third parties. Additionally, NEE also maintains coverage for itself and its affiliates, including NEP, for physical damage to assets and resulting business interruption, including damage caused by terrorist acts committed by a U.S. person or interest. However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. To the extent NEE or any of its affiliates experiences covered losses under the insurance policies, the limit of NEP's coverage for potential losses may be decreased.

NEE may also reduce or eliminate such coverage at any time. NEP may not be able to maintain or obtain insurance of the type and amount NEP desires at reasonable rates and NEP may elect to self-insure a portion of its portfolio. The insurance coverage NEP does obtain may contain large deductibles or fail to cover certain risks or all potential losses. In addition, NEE’s insurance policies are subject to annual review by its insurers and may not be renewed on similar or favorable terms, including coverage, deductibles or premiums, or at all. If a significant accident or event occurs for which NEP is not fully insured, it could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Warranties provided by the suppliers of equipment for NEP's projects may be limited by the ability of a supplier to satisfy its warranty obligations, or if the term of the warranty has expired or liability limits, which could reduce or void the warranty protections, or the warranties may be insufficient to compensate NEP's losses.

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

NEP often relies on a single supplier or a small number of suppliers to provide equipment, technology and other services required to operate its projects. If any of these suppliers cannot perform under their agreements with NEP, NEP may need to seek alternative suppliers. Alternative suppliers, products and services may not perform similarly and replacement agreements may not be available on favorable terms or at all. NEP may be required to make significant capital contributions to remove, replace or redesign equipment that cannot be supported or maintained by replacement suppliers. A number of factors, including the financial condition of NEP's suppliers, may impact their ability to perform under NEP's supply agreements. The failure of any supplier to fulfill its contractual obligations to NEP could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP relies on interconnection and transmission facilities of third parties to deliver energy from its projects, and if these facilities become unavailable, NEP's projects may not be able to operate or deliver energy.

NEP depends on interconnection and transmission facilities owned and operated by third parties to deliver the energy from its projects. In addition, some of the projects in NEP's portfolio share essential facilities, including interconnection and transmission facilities, with projects that are owned by other affiliates of NEE. Many of the interconnection and transmission arrangements for the projects in NEP's portfolio are governed by separate agreements with the owners of the transmission or distribution facilities. Congestion, emergencies, maintenance, outages, overloads, requests by other parties for transmission service, actions or omissions by other projects with which NEP shares facilities and other events beyond NEP's control could partially or completely curtail deliveries of energy by its projects and increase project costs. Southern California Edison requested approval from the California Public Utilities Commission to upgrade four transmission circuits over a 36 to 48 month time period expected to begin between 2016 and 2018, which may limit the ability of Genesis to deliver its full output capability into the electric grid during that time period. In addition, any termination of a project’s interconnection or transmission arrangements or non-compliance by an interconnection provider, the owner of shared facilities or another third party with its obligations under an interconnection or transmission arrangement may delay or prevent NEP's projects from delivering energy to its energy sale counterparties or into the IESO-managed system subject to a FIT contract with a single energy sale counterparty, as applicable. If the interconnection or transmission arrangement for a project is terminated, NEP may not be able to replace it on similar terms to the existing arrangement, or at all, or NEP may experience significant delays or costs in connection with such replacement. Moreover, if NEP acquires any projects that are under construction or development, a failure or delay in the construction or development of interconnection or transmission facilities could delay the completion of the project. The unavailability of interconnection, transmission or shared facilities could adversely affect the operation of its projects and the revenues received, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP's projects also carry inherent environmental, health and safety risks, including the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. For instance, NEP's projects could malfunction or experience other unplanned events that cause spills or emissions that exceed permitted levels, resulting in personal injury, fines or property damage.

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

Each of NEP's projects is designed specifically for the landscape of the project site and each covers a large area. As such, archaeological discoveries could occur at its projects at any time. Such discoveries could result in the restriction or elimination of NEP's ability to operate its business at any project. Landscape-scale projects and operations may cause impacts to certain landscape views, trails, or traditional cultural activities. Such impacts may trigger claims from citizens that a NEP project and/or its operations are infringing upon their legal rights or other claims, resulting in the restriction or elimination of NEP's ability to operate its business at the affected project.

Environmental, health and safety laws and regulations have generally become more stringent over time, and NEP expects this trend to continue. Significant capital and operating costs may be incurred at any time to keep NEP's projects in compliance with environmental, health and safety laws and regulations. If it is not economical to make those expenditures, or if NEP violates any of these laws and regulations, it may be necessary to retire the affected project or restrict or modify its operations, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's projects may be adversely affected by legislative changes or a failure to comply with applicable energy regulations.

NEP's project entities and Energy Sale Counterparties are subject to regulation by U.S. and Canadian federal, state, provincial and local authorities. The wholesale sale of electric energy in the continental U.S. states, other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a U.S. project entity to charge the negotiated rates contained in its PPA is subject to that project entity’s maintenance of its general authorization from the FERC to sell electricity at market-based rates. The FERC may revoke a U.S. project entity’s market-based rate authorization if it determines that the U.S. project entity can exercise market power in transmission or generation, create barriers to entry or has engaged in abusive affiliate transactions. The negotiated rates entered into under the U.S. Project Entities’ PPAs could be changed by the FERC if it determined such change is in the public interest. While this threshold public interest determination would require extraordinary circumstances under the FERC precedent, if the FERC decreases the prices paid to NEP for energy delivered under any of its PPAs, NEP’s revenues could be below its projections and its business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially adversely affected.

The renewable energy industry in Ontario is subject to provincial government regulation. A change in government could result in a provincial government that is not supportive of renewable energy projects. Changing political priorities or a change in government in Ontario could affect the ability of the IESO to perform its obligations under NEP's FIT contracts and RESOP contracts or could result in the cancellation of its FIT contracts or RESOP contracts. The provincial government may fail to pass legislation to preserve sufficient funds for payments to various Ontario projects, including NEP's, which could have a material adverse effect on NEP’s business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's project entities, with the exceptions of Conestogo, Sombra and Moore, are subject to the mandatory reliability standards of the NERC. The NERC reliability standards are a series of requirements that relate to maintaining the reliability of the North American bulk electric system and cover a wide variety of topics including physical and cybersecurity of critical assets, information protocols, frequency response and voltage standards, testing, documentation and outage management. If NEP fails to comply with these standards, NEP could be subject to sanctions, including substantial monetary penalties. Although NEP's U.S. Project Entities are not subject to state utility rate regulation because they sell energy exclusively on a wholesale basis, NEP is subject to other state regulations that may affect NEP's projects’ sale of energy and operations. Changes in state regulatory treatment are unpredictable and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The structure of the industry and regulation in the U.S. and Canada is currently, and may continue to be, subject to challenges and restructuring proposals. Additional regulatory approvals may be required due to changes in law or for other reasons. NEP expects the laws and regulation applicable to its business and the energy industry generally to be in a state of transition for the foreseeable future. Changes in the structure of the industry or in such laws and regulations could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's partnership agreement restricts the voting rights of unitholders owning 20% or more of its common units, and under certain circumstances this could be reduced to 10%.

NEP's U.S. Project Entities are public utilities as defined in the FPA. Any transfer of direct or indirect control over them requires preapproval by the FERC under FPA Section 203, either under existing blanket authorizations or by application. The FERC generally presumes that a direct or indirect holder of 10% or more of a public utility’s voting securities controls the public utility. In February 2015, the FERC issued a declaratory order determining that NEP's common units are passive, non-voting securities that will not allow any unitholders to exercise control over its public utility subsidiaries. As a result, restrictions in NEP’s partnership agreement that previously provided that an investor and its affiliates that owns 10% or more of its outstanding limited partnership interests will lose their voting rights no longer apply.

However, unitholders’ voting rights continue to be restricted by a provision of NEP's partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than NEP GP, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of NEP GP, cannot vote on any matter. Further, if the FERC’s declaratory order is no longer in full force and effect or conditions in the declaratory order are not satisfied, NEP expects that the previous 10% threshold would be reinstated. A violation of FPA Section 203 by NEP as the seller, or an investor as the purchaser of NEP's voting securities, could subject the party in violation to civil or criminal penalties, including civil penalties of up to $1 million per day per violation, and other possible sanctions imposed by the FERC.

NEP does not own all of the land on which the projects in its portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or leaseholders that have rights that are superior to NEP's rights or the BLM suspends its federal rights-of-way grants.

NEP does not own all of the land on which the projects in its portfolio are located and they generally are, and its future projects may be, located on land occupied under long-term easements, leases and rights of way. The ownership interests in the land subject to these easements, leases and rights of way may be subject to mortgages securing loans or other liens and other easement, lease rights and rights of way of third parties that were created prior to NEP's projects’ easements, leases and rights of way. As a result, some of NEP's projects’ rights under such easements, leases or rights of way may be subject to the rights of these third parties. While NEP performs title searches, obtains title insurance, records its interests in the real property records of the projects’ localities and enters into non-disturbance agreements to protect itself against these risks, such measures may be inadequate to protect against all risk that NEP's rights to use the land on which its projects are or will be located and its projects’ rights to such easements, leases and rights of way could be lost or curtailed. Additionally, NEP operations located on properties owned by others are subject to termination for violation of the terms and conditions of the various leases, easements or rights-of-way under which such operations are conducted.

Further, under current regulations, NEP's activities conducted under federal rights-of-way grants are subject to “immediate temporary suspension” of unspecified duration, at any time, at the discretion of the BLM. The suspension of NEP activities within a federal right-of-way may be issued by BLM to protect public health or safety or the environment. An order to suspend NEP activities may be issued by BLM prior to an administrative proceeding. Such an order may be issued verbally or in writing, and may require immediate compliance by NEP. Any violation of such an order could result in the loss or curtailment of NEP's rights to use any federal land on which its projects are or will be located.

Any such loss or curtailment of NEP's rights to use the land on which its projects are or will be located as a result of any lienholders or leaseholders that have rights that are superior to NEP's rights or the BLM’s suspension of its federal rights-of-way grants could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is subject to risks associated with litigation or administrative proceedings that could materially impact its operations, including future proceedings related to projects it subsequently acquires.

NEP is subject to risks and costs, including potential negative publicity, associated with lawsuits or claims contesting the operation or, if it acquires a project that has not reached the COD at the time of the acquisition, construction of its projects. The result and costs of defending any such lawsuit, regardless of the merits and eventual outcome, may be material. For example, individuals and interest groups may sue to challenge the issuance of a permit for a project or seek to enjoin a project’s operations. NEP may also become subject to claims based on alleged negative health effects related to acoustics, shadow flicker or other claims associated with wind turbines from individuals who live near NEP's projects. Any such legal proceedings or disputes could materially increase the costs associated with NEP's operations. In addition, NEP may subsequently become subject to legal proceedings or claims contesting the construction or operation of NEP's projects. Any such legal proceedings or disputes could materially delay NEP's ability to complete construction of a project in a timely manner or at all or materially increase the costs associated with commencing or continuing a project’s commercial operations. Settlement of claims and unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The Summerhaven, Conestogo and Bluewater projects are subject to Canadian domestic content requirements under their FIT contracts.

The FIT contracts relating to Summerhaven, Conestogo and Bluewater require, and the FIT contracts relating to projects located in Ontario that NEP acquires in the future may require, suppliers to source a minimum percentage of their equipment and services from Ontario resident suppliers to meet the minimum required domestic content level (MRDCL). The MRDCL for Summerhaven and Conestogo is 25% and the MRDCL for Bluewater is 50%. Following their respective CODs, the projects are required to submit reports to the IESO summarizing how they achieved the MRDCL for their respective projects (domestic content reports) and, if the IESO determines that such domestic content reports are complete, the IESO issues letters to such projects acknowledging the completeness of their domestic content reports. Summerhaven and Conestogo have submitted their respective domestic content reports and the IESO has issued letters acknowledging the completeness of these domestic content reports. Bluewater achieved COD on July 19, 2014 and submitted a domestic content report to the IESO on September 17, 2014, which was subsequently amended. On January 12, 2015, the IESO requested additional information and supporting documentation from Bluewater. The IESO may not deem the Bluewater domestic content report complete as required under the terms of the Bluewater FIT contract and may request additional information from Bluewater and supporting documentation related to the activities that Bluewater undertook in order to meet its MRDCL. Following the issuance by the IESO of letters acknowledging the completeness of domestic content reports, the IESO has the right to audit these projects for a period of up to 7 years post-COD to confirm that they complied with the domestic content requirements under their respective FIT contracts and achieved their respective MRDCLs. The failure by any project to achieve its MRDCL could result in a default by such project under its FIT contract, which default may not be possible to cure and could result in a termination of its FIT contract, without compensation, by the IESO. A termination of the FIT contract for Summerhaven, Conestogo or Bluewater or any project located in Ontario that NEP acquires in the future could negatively affect revenues generated by such project and have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's cross-border operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and non-U.S. jurisdictions.

Doing business in the U.S. and Canada requires NEP to comply with anti-corruption laws and regulations of the U.S. and Canadian governments. NEP's failure to comply with these laws and regulations may expose NEP to liabilities. These laws and regulations may apply to NEP, NEE and its affiliates and its individual directors, officers, employees and agents and may restrict NEP's operations, trade practices, investment decisions and partnering activities. In particular, NEP's Canadian operations are subject to U.S. laws and regulations, such as the FCPA, as well as Canadian anti-corruption laws. The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise securing an improper advantage. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of NEP's business, it deals with foreign officials for purposes of the FCPA. As a result, business dealings between NEP's employees and any such foreign official could expose NEP to the risk of violating anti-corruption laws even if such business practices may be customary or are not otherwise prohibited between NEP and a private third party. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. NEP has established policies and procedures designed to assist it and personnel acting on its behalf in complying with applicable U.S. and Canadian laws and regulations; however, these policies and procedures may not be effective and any such violation of these legal requirements, inadvertent or otherwise, could have a material adverse effect on NEP’s business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is subject to risks associated with its ownership or acquisition of projects that remain under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

As part of its acquisition strategy, NEP has chosen and in the future may choose to acquire projects that have not yet commenced operations or are under construction. There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project from commencing commercial operations. Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including:

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

In addition, where NEP has an agreement with a third party to complete construction of any project, NEP is subject to the viability and performance of the third party. NEP's inability to find a replacement contracting party, where the original contracting party has failed to perform, could result in the abandonment of the construction of such project, while NEP could remain obligated under other agreements associated with the project, including offtake power sales agreements.

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

In most instances, NEP sells the energy generated by each of its projects to a single energy sale counterparty under a long-term PPA or into the IESO-managed system subject to a FIT contract with a single energy sale counterparty. NEP expects that its existing and future contracts will be the principal source of cash flows available to make distributions to its unitholders. Thus, the actions of even one energy sale counterparty may cause variability of NEP’s revenue, financial results and cash flows that are difficult to predict. Similarly, significant portions of NEP’s credit risk may be concentrated among a limited number of energy sale counterparties and the failure of even one of these key customers to pay its obligations to NEP could significantly impact NEP's business and financial results. NEP expects its largest energy sale counterparties, which are Pacific Gas & Electric (PG&E) and the IESO, to account for an aggregate of between approximately 45% and 50% of the net generation of its portfolio and an aggregate of between approximately 70% and 75% of its net income plus interest expense, income tax expense and depreciation and amortization expense for the twelve-month period ending June 30, 2015. For the year ended December 31, 2014, NEP derived approximately 42% and 29% of its consolidated revenue from its contracts with PG&E and the IESO, respectively. Any or all of NEP's energy sale counterparties may fail to fulfill their obligations under their PPAs with NEP, whether as a result of the occurrence of any of the following factors or otherwise:

•
Specified events beyond NEP's control or the control of an energy sale counterparty may temporarily or permanently excuse the energy sale counterparty from its obligation to accept and pay for delivery of energy generated by a project. These events could include a system emergency, transmission failure or curtailment, adverse weather conditions or labor disputes.

•
Since a governmental entity makes payments with respect to the energy produced by some of NEP's projects under FIT contracts and RESOP contracts, NEP is subject to the risk that the governmental entity may attempt to unilaterally change or terminate its contract with NEP, whether as a result of legislative, regulatory, political or other activities.

•
The ability of NEP's energy sale counterparties to fulfill their contractual obligations to NEP depends on their financial condition. NEP is exposed to the credit risk of its energy sale counterparties over an extended period of time due to the long-term nature of NEP's PPAs with them. These customers could become subject to insolvency or liquidation proceedings or otherwise suffer a deterioration of their financial condition when they have not yet paid for energy delivered, any of which could result in underpayment or nonpayment under such agreements.

•
A default or failure by NEP to satisfy minimum energy delivery requirements or mechanical availability levels under NEP's PPAs could result in damage payments to the applicable energy sale counterparty or termination of the applicable PPA.

If NEP's energy sale counterparties are unwilling or unable to fulfill their contractual obligations to NEP, or if they otherwise terminate such contracts prior to their expiration, NEP may not be able to recover contractual payments and commitments due to NEP. Since the number of customers that purchase wholesale bulk energy is limited, NEP may be unable to find a new energy purchaser on similar or otherwise acceptable terms or at all. In some cases, there currently is no economical alternative counterparty to the original energy sale counterparty. For example, if the IESO fails to make payments as required by its FIT contracts with NEP's Ontario projects, these projects would receive only wholesale spot prices for output sold into the IESO-managed system, which could result in a reduction of cash flows and impact NEP's ability to cover operational or financing costs for such projects. The loss of or a reduction in sales to any of NEP's energy sale counterparties would have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to extend, renew or replace expiring or terminated PPAs at favorable rates or on a long-term basis.

As of December 31, 2014, and after giving effect to the Palo Duro PPA, the capacity-weighted average remaining contract life under NEP's PPAs is approximately 20 years. NEP's ability to extend, renew or replace its existing PPAs depends on a number of factors beyond its control, including:

•
whether the energy sale counterparty has a continued need for energy at the time of the agreement’s expiration, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;

•	the satisfactory performance of NEP's delivery obligations under such PPAs;

•	the regulatory environment applicable to NEP's energy sale counterparties at the time;

•	macroeconomic factors present at the time, such as population, business trends and related energy demand; and

•	the effects of regulation on the contracting practices of NEP's energy sale counterparties.

If NEP is not able to extend, renew or replace on acceptable terms existing PPAs before contract expiration, or if such agreements are otherwise terminated prior to their expiration, NEP may be required to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than NEP received under the applicable contract. Alternatively, if there is no adequate market for a project’s uncontracted energy, NEP may be required to decommission the project before the end of its useful life. Any failure to extend, renew or replace a significant portion of NEP's existing PPAs, or extending, renewing or replacing them at lower prices or with other unfavorable terms or the decommissioning of a project could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

If the energy production by or availability of NEP's U.S. projects is less than expected, they may not be able to satisfy minimum production or availability obligations under NEP's U.S. Project Entities’ PPAs.

NEP's energy production or its projects’ availability could be less than historically has been the case or less than expected due to various factors, including unexpected wind or solar conditions, natural disasters, equipment underperformance, operational issues, changes in law or actions taken by third parties. NEP's U.S. Project Entities’ existing PPAs contain provisions that require NEP to produce a minimum amount of energy or be available a minimum percentage of time over periods of time specified in the PPAs. A failure to produce sufficient energy or to be sufficiently available to meet NEP's commitments under its PPAs could result in the payment of damages or the termination of PPAs and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to NEP's Acquisition Strategy and Future Growth

NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

NEP intends to pursue opportunities to acquire contracted clean energy projects that are either operational or, in limited circumstances, under construction, from NEER and others consistent with its business strategy. Various factors could affect the availability of such projects to grow NEP's business, including the following factors and those described in more detail in the additional risk factors below:

•
competing bids for a project, including the NEER ROFO projects, from companies that may have substantially greater purchasing power, capital or other resources or a greater willingness to accept lower returns or more risk than NEP does;

•	NEP's failure to agree to favorable financial or legal terms with NEER with respect to any proposed acquisitions from NEER;

•
fewer acquisition opportunities than NEP expects, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than NEP believes suitable for its acquisition strategy and future growth;

•
NEER’s failure to complete the development of the NEER ROFO projects or other projects that have not yet commenced commercial operations, which could result from, among other things, failure to obtain or comply with permits, failure to procure the requisite financing or interconnection or failure to satisfy the conditions to the project agreements, in a timely manner or at all;

•
NEP's failure to successfully develop and finance projects, to the extent that it decides to acquire projects that are not yet operational or to otherwise pursue development activities with respect to new projects;

•	NEP's inability to obtain the necessary consents to consummate an acquisition; and

•	the presence or potential presence of:

•	pollution, contamination or other wastes at the project site;

•	protected plant or animal species;

•	archaeological or cultural resources;

•	wind waking or solar shadowing effects caused by neighboring activities, which reduce potential energy production by decreasing wind speeds or reducing available insolation;

•	land use restrictions and other environment-related siting factors; and

•	growing local opposition to wind and solar projects in certain markets due to concerns about noise, health, environmental or other alleged impacts of wind or solar projects.

Any of these factors could limit NEP's acquisition opportunities and prevent it from executing, or diminish its ability to execute, its growth strategy as planned. In addition, antidumping cases were filed at the U.S. Department of Commerce that resulted in the imposition of duties on solar cells manufactured in Taiwan that are incorporated in solar panels imported into the U.S. by Chinese companies. The resulting increase in the price of solar panels has made development of solar projects less competitive and may adversely impact NEP's ability to acquire solar projects in the future.

Further, even if NEP consummates acquisitions that it believes will be accretive to cash distribution to its unitholders, those acquisitions may decrease cash distributions to its unitholders as a result of incorrect assumptions in NEP's evaluation of such acquisitions, unforeseen consequences or other external events beyond its control.

Any failure to identify and acquire an interest in additional, contracted clean energy projects at favorable prices could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

NEP OpCo’s partnership agreement requires that it distribute its available cash, which could limit its ability to grow and make acquisitions.

NEP expects that NEP OpCo will distribute its available cash (as defined in NEP OpCo’s partnership agreement) to its unitholders, including NEP, and will rely primarily upon external financing sources, including commercial borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. The incurrence of additional commercial borrowings or other debt to finance NEP's growth strategy would result in increased interest expense, which in turn could have a material adverse effect on its ability to grow its business and make cash distributions to its unitholders. To the extent NEP or NEP OpCo issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that NEP will be unable to maintain or increase its per common unit distribution level. There are no limitations in NEP's or NEP OpCo’s partnership agreements or in NEP OpCo’s subsidiaries' revolving credit facility, on its or NEP OpCo’s ability to issue additional units, including units ranking senior to NEP's or NEP OpCo’s common units. In addition, because NEP expects that NEP OpCo will distribute its available cash, NEP's growth may not be as fast as that of businesses which reinvest their available cash to expand ongoing operations. As a result, to the extent NEP OpCo is unable to finance growth externally or external financing significantly increases interest expense or financing is obtained through the issuance of additional units, NEP OpCo’s cash distribution policy will significantly impair its ability to grow and increase its distributions to NEP.

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

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current government policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, CITCs, loan guarantees, RPS, the U.S. federal Modified Accelerated Cost Recovery System for depreciation and other incentives, as well as similar Canadian incentives, RPS, accelerated cost recovery deductions and other commercially oriented incentives. These policies have had a significant impact on the development of clean energy and they could change at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs associated with developing such projects or creating demand for renewable energy assets through RPS programs. A loss of or reduction in such incentives could decrease the attractiveness of clean energy projects to developers, including NEE, which could reduce NEP's acquisition opportunities. Such a loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

If these policies are not renewed, the market for future clean energy PPAs may be smaller and the prices for future clean energy PPAs may be lower. For example, the Code provides a PTC on a cents per kWh basis for all qualifying energy produced by a qualifying U.S. wind project during the first ten years after the project commences commercial operations. The PTC is available for new wind projects that were “under construction” by the end of 2014 and the developer uses continuous efforts towards commencing commercial operations. Under IRS guidance, projects that were under construction by the end of 2014 and have commenced commercial operations by January 1, 2016 will be deemed to have used continuous efforts. The IRS has not updated its guidance to reflect the change in law that extended the "under construction" deadline from 2013 to 2014. The ITCs and CITCs are U.S. federal incentives that are available after a project commences commercial operations and provide an income tax credit or cash grant for between 10% and 30% of eligible installed costs. A solar project must commence commercial operations on or before December 31, 2016, to qualify for the 30% ITC. A solar project that commences commercial operations after December 31, 2016, may qualify for an ITC equal to 10% of eligible installed costs. Alternatively, in order to qualify for the CITC, a solar project must have begun construction by the end of 2011 and have commenced commercial operations on or before December 31, 2016. To the extent that these policies are changed in a manner that reduces the incentives that benefit NEP's projects, the projects could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing.

Additionally, some states with RPS targets have met, or in the near future will meet, their renewable energy targets. For example, California, which has one of the most aggressive RPS in the U.S., is poised to meet its current target of 25% renewable energy generation by 2016 and has the potential to meet its goal of 33% renewable power generation by 2020 with already-proposed new renewable energy projects. Ontario anticipates meeting its non-hydro renewable energy target of 10.7 GW by 2021. If, as a result of achieving these targets, these and other U.S. states and Canadian provinces do not increase their targets in the near future, demand for additional renewable energy could decrease. To the extent other states and provinces decrease their RPS targets, programs or goals, demand for renewable energy could decrease in the future. Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's growth strategy depends on the acquisition of projects developed by NEE and third parties, which face risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.

Project development is a capital intensive business that relies heavily on the availability of debt and equity financing sources to fund projected construction and other capital expenditures. As a result, in order to successfully develop a project, development companies, including other affiliates of NEE, must obtain sufficient financing to complete the development phase of their projects. Any significant disruption in the credit and capital markets or a significant increase in interest rates could make it difficult for development companies to raise funds when needed to secure construction financing, which would limit a project’s ability to complete the construction of a project that NEP may seek to acquire.

Project developers, including other affiliates of NEE, develop, construct, manage, own and operate clean energy generation facilities and energy transmission facilities. A key component of their businesses is their ability to construct and operate generation and transmission facilities to meet customer needs. As part of these activities, project developers must periodically apply for licenses and permits from various regulatory authorities and abide by their respective conditions and requirements. If project developers, including other affiliates of NEE, are unsuccessful in obtaining necessary licenses or permits on acceptable terms or encounter delays in obtaining or renewing such licenses or permits, or if regulatory authorities initiate any associated investigations or enforcement actions or impose penalties or reject projects, the potential number of projects that may be available for NEP to acquire may be reduced or potential transaction opportunities may be delayed.

If the challenges of developing projects increase for project developers, including other affiliates of NEE, NEP's pool of available opportunities may be limited, which could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

NEP's ability to effectively consummate future acquisitions depends on its ability to arrange the required or desired financing for acquisitions.

NEP may not have sufficient availability under NEP OpCo's credit facilities or have access to project-level financing on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate future acquisitions and effectuate its growth strategy. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. Similarly, the issuance of additional equity securities as consideration for acquisitions could cause significant unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Acquisitions of existing clean energy projects involve numerous risks.

NEP's strategy includes growing its business through the acquisition of existing clean energy projects. The acquisition of existing clean energy projects involves numerous risks, including exposure to existing liabilities and unanticipated post-acquisition costs associated with the pre-acquisition activities by the project, difficulty in integrating the acquired projects into NEP's business and, if the projects are in new markets, the risks of entering markets where NEP has limited experience. Additionally, NEP risks overpaying for such projects (or not making acquisitions on an accretive basis) and failing to retain the customers of such projects. While NEP performs due diligence on prospective acquisitions, NEP may not discover all potential risks, operational issues or other issues in such projects. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources and, ultimately, NEP's acquisitions may divert NEP's management’s attention from its existing business concerns, disrupt its ongoing business or not be successfully integrated. Future acquisitions might not perform as expected or the returns from such acquisitions might not support the financing utilized to acquire them or maintain them. A failure to achieve the financial returns NEP expects when NEP acquires clean energy projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Renewable energy procurement is subject to U.S. state and Canadian provincial regulations, with relatively irregular, infrequent and often competitive procurement windows.

Each U.S. state and Canadian province has its own renewable energy regulations and policies. Renewable energy developers must anticipate the future policy direction in each state and province and secure viable projects before they can bid to procure a PPA or FIT contract or other contract through often highly competitive auctions. In particular, energy policy in the key market of Ontario is subject to a political process with respect to its FIT program and renewable energy procurements that may change dramatically as a result of changes in the political climate. A failure to anticipate accurately the future policy direction in a jurisdiction or to secure viable projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

NEP may acquire other sources of clean energy, including contracted natural gas and nuclear projects, and other types of assets, including transmission projects. NEP may be unable to identify attractive non- renewable energy or transmission acquisition opportunities or acquire such projects at prices and on terms that are attractive. In addition, the consummation of such acquisitions could expose NEP to increased operating costs, unforeseen liabilities and additional risks including regulatory and environmental issues associated with entering new sectors of the energy industry. This could require a disproportionate amount of NEP's management’s attention and resources, which could have an adverse impact on NEP's business and place NEP at a competitive disadvantage relative to more established non-renewable energy market participants. A failure to successfully integrate such acquisitions with NEP's then-existing projects as a result of unforeseen operational difficulties or otherwise, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP faces substantial competition primarily from regulated utilities, developers, IPPs, pension funds and private equity funds for opportunities in North America.

NEP believes its primary competitors for opportunities in North America are regulated utilities, developers, IPPs, pension funds and private equity funds. NEP competes with these companies to acquire well-developed projects with projected stable cash flows. NEP also competes for personnel with requisite industry knowledge and experience. Furthermore, the industry has experienced and may experience volatile demand for wind turbines, solar panels and related components. If demand for this equipment increases, suppliers may give priority to other market participants, including NEP's competitors, who may have greater resources than NEP. An inability to effectively compete with developers, IPPs, pension funds and private equity funds for opportunities in North America could have a material adverse effect on NEP's ability to grow its business and to make cash distributions to its unitholders.

Risks Related to NEP's Financial Activities

Restrictions in NEP OpCo's subsidiaries' revolving credit facility could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The direct subsidiaries of NEP OpCo have entered into a $250 million revolving credit facility. This credit facility contains various covenants and restrictive provisions that limit NEP OpCo’s ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase common units;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of projects.

The credit facility also contains covenants requiring NEP OpCo to maintain certain financial ratios, including as a condition to making cash distributions to NEP and its other unitholders. NEP OpCo’s ability to meet those financial ratios can be affected by events beyond NEP's control, and NEP OpCo may be unable to meet those ratios and tests and therefore may be unable to make cash distributions to its unitholders including NEP. As a result, NEP may be unable to make distributions to its unitholders. In addition, the credit facility contains customary events of default, including the occurrence of a change of control of NEP OpCo or its direct subsidiaries.

The provisions of the credit facility may affect NEP's ability to obtain future financing and pursue attractive business opportunities and NEP's flexibility in planning for, and reacting to, changes in business conditions. A failure to comply with the provisions of the credit facility could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the credit facility, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable and entitle lenders to enforce their security interest. If the payment of the debt is accelerated, the revenue from the projects may be insufficient to repay such debt in full, the lenders could enforce their security interest and NEP's unitholders could experience a partial or total loss of their investment.

NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness.

NEP and NEP OpCo intend to pay quarterly cash distributions on all of their respective outstanding common units. However, in any period, NEP's and NEP OpCo’s ability to pay cash distributions to their respective unitholders depends on, among other things, the performance of NEP's subsidiaries. The ability of NEP's subsidiaries to make distributions to NEP and NEP OpCo may be restricted by, among other things, the provisions of existing and future indebtedness.

The agreements governing NEP's subsidiaries’ project-level debt contain financial tests and covenants that NEP's subsidiaries must satisfy prior to making distributions and restrict the subsidiaries from making more than one distribution per quarter or per six-month period. If any of NEP's subsidiaries is unable to satisfy these restrictions or is otherwise in default under such agreements, it would be prohibited from making distributions that could, in turn, affect the amount of cash distributed by NEP OpCo, and ultimately limit NEP's ability to pay cash distributions to its unitholders. Additionally, such agreements require NEP's projects to establish a number of reserves out of their revenues, including reserves to service NEP OpCo's debt and reserves for O&M expenses. These cash reserves will affect the amount of cash distributed by NEP OpCo, which ultimately will affect the amount of cash distributions NEP is able to make to its unitholders. Also, upon the occurrence of certain events, including NEP's subsidiaries’ inability to satisfy distribution conditions for an extended period of time, NEP's subsidiaries’ revenues may be swept into one or more accounts for the benefit of the lenders under the subsidiaries’ debt agreements and the subsidiaries may be required to prepay indebtedness. Restrictions preventing NEP's subsidiaries’ cash distributions could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP is exposed to currency exchange rate fluctuations to the extent the cash flows generated by NEP's projects are in multiple currencies. For the year ended December 31, 2014, 29% of NEP's revenue was denominated in Canadian dollars and NEP expects net revenue from Canadian dollar markets to continue to represent a meaningful portion of its net revenue. Any measures that NEP may implement to reduce the effect of currency exchange rate fluctuations and other risks of its multinational operations may not be effective or may be overly expensive. In addition, foreign currency translation risk arises upon the translation of the financial statements of NEP's subsidiaries whose functional currency is the Canadian dollar into U.S. dollars for the purpose of preparing NEP's financial statements. The assets and liabilities of its Canadian dollar denominated subsidiaries are translated at the closing rate at the date of reporting and income statement items are translated at the average rate for the period. These currency translation differences may have significant negative impacts. Foreign currency transaction risk also arises when NEP or its subsidiaries enter into transactions where the settlement occurs in a currency other than the functional currency of NEP or its subsidiaries. Exchange differences arising from the settlement or translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized as profit or loss in the period in which they arise, which could materially impact NEP's net income.

To the extent that NEP engages in hedging activities to reduce its currency exchange rate exposure, NEP may be prevented from realizing the full benefits of exchange rate increases above the level of the hedges. However, because NEP is not fully hedged, NEP will continue to have exposure on the unhedged portion of the currency NEP exchanges.

Additionally, NEP's hedging activities may not be as effective as it anticipates in reducing the volatility of its future cash flows. NEP's hedging activities can result in substantial losses to the extent hedging arrangements are ineffective or its hedging policies and procedures are not followed properly or do not work as intended. Further, hedging contracts are subject to the credit risk that the other party may prove unable or unwilling to perform its obligations under the contracts, particularly during periods of weak and volatile economic conditions. Certain of the financial instruments NEP uses to hedge its exchange rate exposure must be accounted for on a mark-to-market basis. This causes periodic earnings volatility due to fluctuations in exchange rates. Any exposure to adverse currency exchange rate fluctuations could have a material adverse effect on NEP's financial condition, results of operations and cash flows and its ability to make cash distributions to its unitholders.

NEP is exposed to risks inherent in its use of interest rate swaps.

Some of NEP's subsidiaries’ indebtedness accrues interest at variable rates, and some of its subsidiaries have used interest rate swaps to try to protect against market volatility. The use of interest rate swaps, however, does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. In addition, to the extent that actively quoted market prices and pricing information from external sources are not available, the valuation of these contracts involves judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that NEP does not anticipate, or if a counterparty fails to perform under a contract, it could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to NEP's Relationship with NEE

NEE exercises substantial influence over NEP and NEP is highly dependent on NEE and its affiliates.

NEE indirectly owns NEP GP and has the ability to appoint all of its executive officers and directors. In addition, NEE, through NEE Equity, holds 79.9% of the common units of NEP OpCo. As a result, NEE continues to have a substantial influence on NEP's affairs and has majority voting power on certain matters requiring the approval of NEP's unitholders that do not exclude votes of NEE and its affiliates. This concentration of ownership may delay or prevent a change in control of NEP, which could prevent unitholders from receiving a premium for their common units. In addition, certain of NEP's project subsidiaries are party to agreements or subject to various regulatory or tax regimes that require NEE or its affiliates to maintain certain levels of direct or indirect ownership, which could limit NEE’s ability to decrease its ownership percentage in the future. NEE also has the right to appoint all of the directors of NEE Operating GP.

NEP depends on NEE's affiliates to provide, or arrange for the provision of, administrative and O&M services under agreements with NEE Management and NEER, respectively, and to continue to provide existing credit support on behalf of NEP’s subsidiaries under an agreement with NEER. Any failure by NEE Management or NEER to perform their administrative and O&M services obligations or the failure by NEER to continue to provide existing credit support or the failure by NEP to identify and contract with replacement management service providers or provide replacement credit support on similar terms, if required, could materially impact the successful operation of its projects. Under these agreements, certain NEE employees provide services to NEP. These services are not the primary responsibility of these employees, nor are these employees required to act for NEP alone. The agreements do not require any specific individuals to be provided by NEE and NEE has the discretion to determine which of its employees perform services required to be provided to NEP.

NEP's future success depends on the continued service of employees of NEE or its affiliates, who are not obligated to remain employed with NEE. NEP's future also depends on NEE’s successful renegotiation of collective bargaining agreements with its bargaining employees on acceptable terms when those agreements expire or otherwise terminate. NEE has experienced departures of key professionals and personnel and key professionals and personnel may depart in the future, and any such departures may adversely affect NEP's ability to achieve its objectives. The departure of a significant number of NEE’s professionals or a significant portion of the NEE employees who work at any of NEP's projects for any reason, or the failure to appoint qualified or effective successors in the event of such departures, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP depends on guarantees and letters of credit that have been provided by NEECH, NEER and other NEE affiliates to counterparties on behalf of NEP's subsidiaries to satisfy NEP's subsidiaries’ contractual obligations to provide credit support, including under PPAs. These NEE affiliates also have provided credit support to lenders to fund reserve accounts, to facilitate NEE’s cash management practices, to support Genesis’ debt repayment obligations in relation to its CITC and to cover the risk that CITC proceeds received by any U.S. project entity are later recaptured by the U.S. Department of the Treasury. NEP expects NEECH, NEER and other NEE affiliates, upon NEP's request and at NEER’s option, to provide credit support on behalf of any projects NEP may acquire in the future on similar terms but they are under no obligation to do so. Any failure of NEP's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under NEP's subsidiaries’ PPAs and financing agreements. Such events of default could entitle energy sale counterparties to terminate their contracts with NEP's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of NEP's subsidiaries. In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then NEP OpCo may be required to reimburse them for the amounts drawn, which could reduce NEP OpCo’s cash distributions. These events could decrease NEP's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets. Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for NEP’s existing projects, which may require NEP to obtain the required credit support from third parties on less favorable terms and may prevent NEP from consummating the acquisition of additional projects. All of the foregoing events, including a failure of NEP OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEER or one of its affiliates is permitted to borrow funds received by NEP's subsidiaries, including NEP OpCo, as partial consideration for its obligation to provide credit support to NEP, and NEER will use these funds for its own account without paying additional consideration to NEP and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo. NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return a portion of these funds.

Under the CSCS agreement, NEER or one of its affiliates is permitted to withdraw funds received by NEP's subsidiaries, including NEP OpCo, and hold them in an account of NEER or one of its affiliates to the extent the funds are not required to pay NEP or its subsidiaries’ costs or otherwise not required to be retained by its subsidiaries, until the financing agreements of its subsidiaries permit distributions to be made to NEP OpCo or, in the case of NEP OpCo, until a minimum quarterly distribution is scheduled to be paid. To the extent that NEER and its affiliates choose to use such excess funds in their own operations instead of returning them to NEP, it would reduce the amount of cash available to NEP to be used for acquisitions, capital expenditures and distributions to unitholders. For example, NEER’s obligation to return funds prior to a scheduled distribution date is limited to the amount required to fund NEP OpCo’s anticipated quarterly distribution, unless the return of such funds is demanded by NEP OpCo. NEP's ability to grow its distributions in the future is dependent on the growth of NEP OpCo’s distributions to NEP, which could be limited if NEER decides to retain excess funds for its own operations instead of returning them to NEP OpCo. In addition, because NEP is managed by NEER, NEP may also choose not to request such funds even if they could be used for acquisitions or growth projects. Further, NEER will not pay NEP any interest or additional consideration for the use of these funds. If NEER or one of its affiliates realizes any earnings on NEP OpCo’s or its subsidiaries’ funds prior to the return of such funds, it is permitted to retain those earnings for its own account. The failure of NEER to return funds to NEP's subsidiaries for any reason could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to consummate future acquisitions from NEER.

NEP's ability to grow through acquisitions and increase distributions to unitholders is dependent in part on its ability to make acquisitions that result in an increase in cash distributions per common unit. NEP's growth strategy is based in part on its right of first offer with respect to certain projects that NEER may elect to sell. Such acquisitions may not be available to NEP on acceptable terms or at all. Other than the right of first offer with respect to any NEER ROFO projects that NEER elects to sell during the six-year period ending in July 2020, NEER has no obligation to make any projects available to NEP for potential purchase. The consummation and timing of any future acquisitions will depend upon, among other things, whether:

•	NEP is able to identify attractive acquisition candidates;

•	NEP is able to negotiate acceptable purchase agreements;

•	NEP is able to obtain financing for these acquisitions on economically acceptable terms; and

•	NEP is outbid by competitors.

Additionally, several factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including an assessment by NEER relating to its liquidity position, the risk profile of an opportunity, its fit with NEP's operations, limits on NEE personnel’s ability to devote their time to NEP and other factors. The overall question of an acquisition’s suitability is highly subjective and specific to NEP. For example, if NEER determines that a future acquisition opportunity other than the NEER ROFO projects is not suitable for NEP, NEER is not precluded from determining that the same opportunity is suitable for itself or another NEE affiliate. Furthermore, if NEER reduces its ownership interest in NEP, it may be less willing to sell the NEER ROFO projects to NEP. In addition, there are limited restrictions on NEER’s ability to sell the NEER ROFO projects to a third party. An inability by NEER to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to successfully consummate any future acquisitions, whether from NEER or any third parties. Any acquisitions that may be available to NEP may require that it be able to access the debt and equity markets. However, NEP may be unable to access such markets on attractive terms or at all. If NEP is unable to make future acquisitions, its future growth and ability to increase distributions will be limited. Furthermore, even if NEP does consummate acquisitions that NEP believes will be accretive, they may in fact result in a decrease in cash distributions per common unit as a result of incorrect assumptions in NEP's evaluation of such acquisitions or unforeseen consequences or other external events beyond its control. Acquisitions involve numerous risks, including difficulties in integrating acquired businesses, inefficiencies and unexpected costs and liabilities. These events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP GP and its affiliates, including NEE, have conflicts of interest with NEP and limited duties to NEP and its unitholders, and they may favor their own interests to the detriment of NEP and holders of NEP common units.

NEE indirectly owns and controls NEP GP and has the ability to appoint all of NEP GP's officers and directors. All of NEP GP's executive officers and a majority of NEP GP's current directors also are officers of NEE. Conflicts of interest exist and may arise as a result of the relationships between NEP GP and its affiliates, including NEE, on the one hand, and NEP and NEP's limited partners, on the other hand. Although NEP GP has a duty to manage NEP in a manner beneficial to NEP and its limited partners, NEP GP's directors and officers have fiduciary duties to manage NEP GP in a manner beneficial to its owner, NEE. In addition, NEE Management or certain of its affiliates provide or arrange for certain services to be provided to NEP, including with respect to carrying out NEP's day-to-day management and providing individuals to act as NEP GP's executive officers. These same executive officers may help NEP GP's board of directors evaluate potential acquisition opportunities presented by NEER under the ROFO Agreement.

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

•	Contracts between NEP, on the one hand, and NEP GP and its affiliates, on the other, are not and will not be the result of arm’s-length negotiations.

•
NEP GP's affiliates are not limited in their ability to compete with NEP and neither NEP GP nor its affiliates have any obligation to present business opportunities to NEP except for the NEER ROFO projects.

•	NEP GP is allowed to take into account the interests of parties other than NEP, such as NEE, in resolving conflicts of interest.

•
NEP does not have any officers or employees and relies solely on officers and employees of NEP GP and its affiliates, including NEE. The officers of NEP GP also devote significant time to the business of NEE and its affiliates and are compensated by NEE accordingly.

•
NEP GP may cause NEP to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a payment of the IDR fee or to accelerate the expiration of the purchase price adjustment period.

•
NEP's partnership agreement replaces the fiduciary duties that would otherwise be owed by NEP GP with contractual standards governing its duties, and limits NEP GP's liabilities and the remedies available to NEP's unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under applicable Delaware law.

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

NEP's partnership agreement provides that its general partner is restricted from engaging in any business activities other than acting as NEP GP and those activities incidental to its ownership of interests in NEP. Affiliates of NEP GP, including NEE and its other subsidiaries, are not prohibited, including under the MSA, from owning projects or engaging in businesses that compete directly or indirectly with NEP. NEE currently holds interests in, and may make investments in and purchases of, entities that acquire, own and operate other power generators. NEER is under no obligation to make any acquisition opportunities available to NEP, other than under the ROFO agreement.

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

NEP may be unable to terminate the MSA.

The MSA provides that NEP and certain affiliates may only terminate the agreement upon 90 days' prior written notice to NEE Management upon the occurrence of any of the following:

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

NEP is not able to terminate the agreement for any other reason, including if NEE Management experiences a change of control. The agreement continues for twenty years and thereafter renews for successive five-year periods unless NEP OpCo or NEE Management provides written notice to the other that it does not wish for the agreement to be renewed. If NEE Management’s performance does not meet the expectations of investors and NEP is unable to terminate the MSA, the market price of NEP's common units could suffer. In addition, even if the MSA is terminated, it may not terminate in respect of provisions relating to the payment of the IDR Fee payable to NEE Management under that agreement, which could result in NEE or its affiliates receiving payments that could otherwise be distributed to NEP's unitholders even though NEE Management would be no longer obligated to provide services to NEP under the MSA.

If NEE Management terminates the MSA, NEER terminates the management sub-contract or either of them defaults in the performance of its obligations thereunder, NEP may be unable to contract with a substitute service provider on similar terms, or at all.

NEP relies on NEE Management and NEER to provide NEP with management services under the MSA and the management sub-contract, respectively and does not have independent executive or senior management personnel. Each of the MSA and the management sub-contract, respectively, provides that NEE Management and NEER, respectively, may terminate the applicable agreement upon 180 days prior written notice of termination to NEP if NEP defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to NEE Management or any of its affiliates other than NEP or its subsidiaries and NEER, respectively, and the default continues unremedied for a period of 90 days after written notice of the breach is given to NEP upon the happening of certain specified events. If NEE Management terminates the MSA, if NEER terminates the management sub-contract or if either of them defaults in the performance of its obligations thereunder, NEP may be unable to contract with a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, NEE Management and NEER are familiar with NEP's projects and, as a result, NEE Management and NEER have certain synergies with NEP. Substitute service providers would lack such synergies and may not be able to provide the same level of service to NEP. If NEP cannot locate a service provider that is able to provide NEP with substantially similar services as NEE Management and NEER provide under the MSA and management sub-contract, respectively, on similar terms, it would likely have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's arrangements with NEE limit NEE’s liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

Under the MSA, NEE Management and its affiliates does not assume any responsibility other than to provide or arrange for the provision of the services described in the MSA in good faith. Additionally, under the MSA, the liability of NEE Management and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or recklessness or, in the case of a criminal matter, to action that was known to have been unlawful. NEP has agreed, and will cause certain affiliates to, indemnify NEE Management and its affiliates and any of their directors, officers, agents, members, partners, stockholders and employees and other representatives of NEE Management and its affiliates to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with NEP's, NEE Operating GP's, NEP OpCo and certain affiliates' operations, investments and activities or in respect of or arising from the MSA or the services provided thereunder by NEE Management and its affiliates, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. Additionally, the maximum amount of the aggregate liability of NEE Management or any of its affiliates in providing services under the MSA or otherwise (including NEER under the management sub-contract), or of any director, officer, employee, contractor, agent, advisor or other representative of NEE Management or any of its affiliates, will be equal to the base management fee previously paid by NEP in the most recent calendar year under the MSA but in no event less than $4 million. These protections may result in NEE Management and its affiliates tolerating greater risks when making decisions than otherwise would be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which NEE Management and its affiliates are a party may also give rise to legal claims for indemnification, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The credit and risk profile of NEP GP and its owner, NEE, could adversely affect any NEP credit ratings and risk profile, which could increase NEP's borrowing costs or hinder NEP's ability to raise capital.

The credit and business risk profiles of NEP GP and NEE may be considered in credit evaluations of NEP because NEP GP, which is indirectly owned by NEE, controls NEP's business activities, including NEP's and NEP OpCo's cash distribution policy and growth strategy. Any adverse change in the financial condition of NEE, including the degree of its financial leverage and its dependence on cash flows from NEP to service its indebtedness, or a downgrade of NEE’s investment-grade credit rating, may adversely affect any NEP's credit rating and its risk profile, as well as any credit ratings NEP may seek.

If NEP were to seek a credit rating, NEP's credit rating may be adversely affected by the leverage of NEE, as credit rating agencies such as Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings, Inc. may consider the leverage and credit profile of NEE because of its ownership interest in and control of NEP. Any adverse effect on any NEP's credit rating would increase NEP's cost of borrowing or hinder NEP's ability to raise financing in the capital markets, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to Ownership of NEP's Common Units

NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

NEP's cash flow is generated from distributions NEP receives from NEP OpCo, which will consist solely of cash distributions that NEP OpCo has received from its subsidiaries. Additionally, during the purchase price adjustment period which, subject to certain early termination provisions, will extend until the first business day following the distribution of available cash by NEP OpCo in respect of any quarter beginning with the quarter ending June 30, 2017, for which certain tests are met, NEP may receive additional cash flows from any payments NEP receives from NEE Equity under the purchase agreement by and between NEE Equity and NEP (the purchase agreement), which will be funded solely by the distributions NEE Equity receives from NEP OpCo. The amount of cash that NEP OpCo’s subsidiaries will be able to distribute to NEP OpCo each quarter principally depends upon the amount of cash such subsidiaries generate from their operations. NEP OpCo may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If NEP OpCo reduces its per unit distribution, either because of reduced operating cash flow, higher expenses, capital requirements or otherwise, NEP will have less cash distributions to its unitholders and would likely be required to reduce its per common unit distribution.

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

In addition, the amount of cash that NEP OpCo will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	availability of borrowings under its subsidiaries' credit facility to pay distributions;

•	the costs of acquisitions, if any;

•	fluctuations in its working capital needs;

•	timing and collectability of receivables;

•	restrictions on distributions contained in its credit facility and financing documents;

•	prevailing economic conditions;

•	access to credit or capital markets; and

•	the amount of cash reserves established by NEE Operating GP, NEP OpCo’s general partner, for the proper conduct of its business.

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

The IDR fee is an expense of NEP OpCo that reduces the amount of cash distributions by NEP OpCo to NEP OpCo's unitholders, including NEP. The IDR fee is not reduced for NEP's income tax liabilities. Instead, NEP must use the cash proceeds of any distributions NEP receives from NEP OpCo and any purchase price adjustment payment NEP receives from NEE Equity to satisfy NEP's income tax liabilities. Any such payments of income taxes by NEP will reduce the amount of cash distributions by NEP to its unitholders. As a result, if NEP incurs material income tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

Holders of NEP's common units have limited voting rights and are not entitled to elect NEP's general partner or NEP GP’s directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting NEP's business and, therefore, limited ability to influence management’s decisions regarding NEP's business. Unitholders have no right to elect NEP's general partner or NEP GP’s board of directors. Rather, the board of directors of NEP GP will be appointed by NEE. Furthermore, if the unitholders are dissatisfied with the performance of NEP's general partner, they have limited ability to remove NEP's general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price. NEP's partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about NEP's operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

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

•	approved by the conflicts committee of NEP GP's board of directors, although NEP GP is not obligated to seek such approval;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by NEP GP and its affiliates;

•	determined by the board of directors of NEP GP to be on terms no less favorable to NEP than those generally being provided to or available from unrelated third parties; or

•
determined by the board of directors of NEP GP to be fair and reasonable to NEP, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to NEP.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by NEP GP or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by NEP's unitholders or the conflicts committee and the board of directors of NEP GP determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth subbullets above, then it will be presumed that, in making its decision, the board of directors of NEP GP acted in good faith, and in any proceeding brought by or on behalf of any limited partner or NEP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

NEP's partnership agreement replaces NEP GP's fiduciary duties to holders of its common units with contractual standards governing its duties.

NEP's partnership agreement contains provisions that eliminate the fiduciary standards to which NEP GP would otherwise be held by state fiduciary duty law and replace those standards with several different contractual standards. For example, NEP's partnership agreement permits NEP GP and its affiliates to make a number of decisions in its individual capacity, as opposed to in its capacity as NEP's general partner, free of any duties to NEP and its unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language of the partnership agreement does not provide for a clear course of action. These provisions entitle NEP GP and its affiliates to consider only the interests and factors that they desire and relieve them of any duty or obligation to give any consideration to any interest of, or factors affecting, NEP, its affiliates or NEP's limited partners. Examples of decisions that NEP GP and its affiliates may make in their individual capacities include:

•	how to allocate corporate opportunities among NEP and its affiliates;

•	whether to exercise NEP GP’s limited call right, preemptive rights or registration rights;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of NEP GP;

•	how to exercise NEP GP’s voting rights with respect to the units it or its affiliates own in NEP OpCo and NEP;

•	whether to exchange NEP GP’s NEP OpCo common units for NEP's common units or, with the approval of the conflicts committee, to have NEP OpCo redeem NEP GP’s NEP OpCo common units for cash; and

•	whether to consent to any merger, consolidation or conversion of NEP or NEP OpCo or to an amendment to NEP's partnership agreement or the NEP OpCo partnership agreement.

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

NEP's partnership agreement does not restrict the ability of NEE to transfer all or a portion of its general partnership interest or its ownership interest in NEP GP to a third party. NEP GP, or NEP GP's new owner, would then be in a position to replace NEP GP's board of directors and officers with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of NEP GP.

The IDR fee may be transferred to a third party without unitholder consent.

Under the MSA, NEE, through NEE Management, may transfer the IDR fee to an unaffiliated third party, or may sell a portion of the affiliate that has the right to receive the IDR fee to an unaffiliated third party, at any time. If NEE transfers the right to receive the IDR fee to a third party but retains its interest in NEP GP, NEE may not have the same incentive to take the steps necessary to grow NEP's business and oversee NEP's operations so as to increase quarterly distributions to unitholders over time as it would if it had retained ownership of the IDR fee. For example, a transfer of the IDR fee by NEE could reduce the likelihood of NEE selling or contributing additional projects to NEP, which in turn would impact NEP's ability to grow NEP's project base.

NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

NEP's partnership agreement does not limit the number of additional limited partnership interests, including limited partnership interests that rank senior to the common units, which NEP may issue at any time without the approval of its unitholders. The issuance by NEP of additional common units or other equity securities of equal or senior rank will have the following effects:

•	NEP's existing unitholders’ proportionate ownership interest in NEP will decrease;

•	the amount of cash distributions per common unit may decrease;

•	because the IDR fee is based on a percentage of total available cash, the IDR fee will increase even if the per unit distribution on common units remains the same;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash distributions to or from NEP OpCo and from NEP to NEP's unitholders, and the amount and timing of such reimbursements and fees will be determined by NEP GP and there are no limits on the amount that NEP OpCo may be required to pay.

Under the NEP OpCo partnership agreement, prior to making any distributions on its common units, NEP OpCo will reimburse NEP GP and its affiliates, including NEE, for out-of-pocket expenses they incur and payments they make on NEP's behalf and for certain payments made under credit support arrangements provided by NEER on behalf of NEP's subsidiaries. NEP OpCo will also pay certain fees and reimbursements under the MSA and the CSCS agreement prior to making any distributions on its common units. The reimbursement of expenses and certain payments made under credit support arrangements and payment of fees, if any, to NEP GP and its affiliates will reduce the amount of available cash NEP OpCo has to pay cash distributions to NEP and the amount that NEP has available to pay distributions to NEP's unitholders. Under the NEP OpCo partnership agreement, there is no limit on the fees and expense reimbursements NEP OpCo may be required to pay.

Discretion in establishing cash reserves by NEE Operating GP may reduce the amount of cash distributions to unitholders.

NEP OpCo’s partnership agreement requires its general partner, NEE Operating GP, to deduct from operating surplus cash reserves that it determines are necessary to fund NEP OpCo’s future operating expenditures. In addition, NEP OpCo's partnership agreement permits its general partner to reduce available cash by establishing cash reserves for the proper conduct of NEP OpCo’s business, to comply with applicable law or agreements to which NEP OpCo is a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash distributed by NEP OpCo, which ultimately will affect the amount of cash distributions to NEP's unitholders.

While NEP's partnership agreement requires NEP to distribute its available cash, NEP's partnership agreement, including provisions requiring NEP to make cash distributions, may be amended.

While NEP's partnership agreement requires NEP to distribute its available cash (as defined therein), the partnership agreement, including provisions requiring NEP to make cash distributions contained therein, may be amended. NEP's partnership agreement generally may not be amended during the purchase price adjustment period without the approval of a majority of the common units held by its public unitholders. However, NEP's partnership agreement can be amended with the consent of NEP GP and the approval of a majority of the outstanding common units (including the Special Voting Units) after the purchase price adjustment period has ended.

NEP OpCo can borrow money to pay distributions, which would reduce the amount of credit available to operate NEP's business.

NEP OpCo’s partnership agreement allows it to make working capital borrowings to pay distributions to its unitholders. Accordingly, if NEP OpCo has available borrowing capacity, it can make distributions on its common units even though cash generated by its operations may not be sufficient to pay such distributions. Any working capital borrowings by NEP OpCo to make distributions will reduce the amount of working capital borrowings it can make for NEP OpCo’s operations.

Increases in interest rates could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to make cash distributions to its unitholders.

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing NEP's financing costs to increase accordingly. As with other yield-oriented securities, NEP's unit price is impacted by the level of NEP's cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in NEP's units, and a rising interest rate environment could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to make cash distributions to its unitholders.

The price of NEP's common units may fluctuate significantly and unitholders could lose all or part of their investment and a market that will provide unitholders with adequate liquidity may not develop.

The common units are traded on the NYSE, but NEP does not know how liquid that market might be. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. The market price of NEP's common units may also be influenced by many factors, some of which are beyond NEP's control, including:

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

The liability of holders of NEP's common units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. NEP's partnership is organized under Delaware law and NEP conducts business in a number of other states and in Canada. The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some of the other states in which NEP does business. A unitholder could be liable for any and all of NEP's obligations as if the unitholder were a general partner if a court or government agency were to determine that:

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

Under NEP's partnership agreement, NEP GP has full power and authority to do all things, other than those matters that require unitholder approval or with respect to which NEP GP has sought conflicts committee approval, on such terms as it determines to be necessary or appropriate to conduct NEP's business. In addition, since NEP owns all of the equity interests of NEE Operating GP, determinations made by NEE Operating GP under NEP OpCo’s partnership agreement will ultimately be made at the direction of NEP GP. Decisions that may be made by NEP GP in accordance with NEP's or NEP OpCo’s partnership agreements include:

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

NEP's partnership agreement allows NEP GP to determine, in good faith, any amounts to pay itself or its affiliates for any services rendered to NEP. NEP GP may also enter into additional contractual arrangements with any of its affiliates on NEP's behalf. NEP GP will determine in good faith the terms of any arrangement or transaction entered into after the completion of the IPO. Similarly, agreements, contracts or arrangements between NEP and NEP GP and its affiliates that are entered into from time to time will not be required to be negotiated on an arm’s-length basis, although, in some circumstances, NEP GP may determine that the conflicts committee may make a determination on NEP's behalf with respect to such arrangements.

NEP GP and its affiliates will have no obligation to permit NEP to use any assets or services of NEP GP and its affiliates, except as may be provided in contracts entered into specifically for such use. There is no obligation of NEP GP and its affiliates to enter into any contracts of this kind.

Unitholders have no right to enforce the obligations of NEP GP and its affiliates under agreements with NEP.

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

The NYSE does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

NEP's common units are listed on the NYSE. Because NEP is a publicly traded limited partnership, the NYSE does not require NEP to have, and it does not intend to have, a majority of independent directors on NEP GP's board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

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

NEP's federal, state or Canadian tax positions may be challenged by the relevant tax authority. The process and costs, including potential penalties for nonpayment of disputed amounts, of appealing such challenges, administratively or judicially, regardless of the merits, could be material. A reduction in NEP's expected NOLs, a limitation on NEP's ability to use such losses, or other tax attributes, such as tax credits, and future tax audits or a challenge by tax authorities to NEP's tax positions may result in a material increase in NEP's estimated future income taxes or other tax liabilities, which would negatively impact the amount of after-tax cash distributions to NEP's unitholders and its financial condition.

NEP's ability to use NOLs to offset future income may be limited.

NEP's ability to use any NOLs generated by NEP could be substantially limited if NEP were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if NEP's “5-percent shareholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent shareholders,” collectively increased their ownership in NEP by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of NEP's common units, as well as through secondary market purchases of NEP's common units and certain types of reorganization transactions. A corporation (including any entity, such as NEP, that is treated as a corporation for U.S. federal income tax purposes) that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Such a limitation could, for any given year, have the effect of increasing the amount of NEP's U.S. federal income tax liability, which would negatively impact the amount of after-tax cash distributions to NEP's unitholders and NEP's financial condition.

NEP will not have complete control over NEP's tax decisions.

NEP may be included in the combined or unitary tax returns of NEE or one or more of its subsidiaries for U.S. state or local income tax purposes. NEP will be party to a tax sharing arrangement which will determine the share of taxes that NEP will pay to, or receive from, NEE. In addition, by virtue of NEP's inclusion in NEE’s combined or unitary income tax returns if NEP elects to do so, NEE will effectively control all of NEP's state and local tax decisions in connection with any combined or unitary income tax returns in which NEP is included. NEE will have sole authority to respond to and conduct all tax proceedings (including tax audits) related to NEP, to file all state and local income tax returns on NEP's behalf, and to determine the amount of NEP's liability to, or entitlement to payment from, NEE in connection with any combined or unitary income tax returns in which NEP is included. This may result in conflicts of interest between NEE and NEP. For example, NEE will be able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to NEE and detrimental to NEP.

A valuation allowance may be required for NEP's deferred tax assets.

NEP's expected NOLs will be reflected as a deferred tax asset as they are generated until used to offset income. Additional valuation allowances may be needed for deferred tax assets that NEP estimates are more likely than not to be unusable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels and based on input from NEP's tax advisors or regulatory authorities. In the event that NEP were to determine that it would not be able to realize all or a portion of NEP's net deferred tax assets in the future, NEP would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on NEP's financial condition and results of operations and NEP's ability to maintain profitability.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NEP and its subsidiaries maintain properties which are adequate for their operations; the principal properties are described below.

Generating Facilities

At December 31, 2014, NEP had the following generating facilities:

Facilities	Location	No. of Units	Fuel	Net Capability (MW)
Genesis	Riverside County, CA	2	Solar	250
Northern Colorado	Logan County, CO	81	Wind	174
Summerhaven	Haldimand County, Ontario, Canada	56	Wind	124
Tuscola Bay	Tuscola, Bay & Saginaw Counties, MI	75	Wind	120
Perrin Ranch	Coconino County, AZ	62	Wind	99
Elk City	Roger Mills & Beckham Counties, OK	43	Wind	99
Bluewater	Huron County, Ontario, Canada	37	Wind	60
Conestogo	Wellington County, Ontario, Canada	10	Wind	23
Moore	Lambton County, Ontario, Canada	1	Solar	20
Sombra	Lambton County, Ontario, Canada	1	Solar	20
TOTAL				989

Character of Ownership

All of the generating facilities are owned by NEP subsidiaries and are subject to a 79.9% noncontrolling interest. The generating facilities are encumbered by liens securing various financings. Additionally, some of the generating facilities occupy or use real property that is not owned primarily through various leases, easements, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Unit Data. NEP's common units are traded on the NYSE under the symbol NEP. The IPO price of NEP’s common units was $25.00 per unit. The high and low sales prices for NEP’s common units as reported in the consolidated transaction reporting system of the NYSE and the cash distributions per unit declared from June 27, 2014, the first day of trading of the common units, through December 31, 2014 are as follows:

	2014
Quarter	High	Low	Cash Distributions
First	n/a	n/a	n/a
Second	$33.90	$31.32	$—
Third	$37.99	$31.90	$—
Fourth	$38.81	$28.95	$0.1875

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination in respect of such quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP GP. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter and, during the purchase price adjustment period, from NEE Equity, which payments will be funded solely by any distributions NEE Equity receives from NEP OpCo with respect to such quarter. Although, as described above, NEP currently expects that cash reserves would be established by NEP GP solely to provide for the payment of any of NEP's income taxes, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures. During the purchase price adjustment period, should NEP OpCo not make a quarterly distribution in an amount at least equal to the minimum quarterly distribution of $0.1875 per common unit, the purchase price paid by NEP for NEP OpCo's common units under the purchase agreement will be reduced by the difference for such quarter and NEE Equity will pay NEP a purchase price adjustment equal to such shortfall, provided that NEE Equity will not be required to pay a purchase price adjustment in any quarter in excess of the distribution actually received by NEP OpCo.

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

As of the close of business on January 31, 2015, there were four holders of record of NEP's common units.

Incentive Distribution Rights Fee. Under the MSA, all IDRs are held by NEP’s general partner. IDRs represent the right to receive a fee based on an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels described below have been achieved, subject to an aggregate shortfall amount during the purchase price adjustment period. The right to receive the IDR fee is currently held by NEP’s general partner, but may be assigned, subject to restrictions in the MSA. The following discussion assumes that NEP’s general partner continues to own both its general partner interest and the IDRs.

If for any quarter:

•	NEP has distributed available cash from operating surplus to its unitholders in an amount equal to the minimum quarterly distribution; and

•	during the purchase price adjustment period, NEP has distributed available cash from operating surplus to its unitholders in an amount necessary to eliminate any aggregate shortfall;
then NEP will use any remaining available cash from operating surplus for that quarter in the following manner:

		Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.1875	100%	—%
First Target Distribution	Above $0.1875 up to $0.215625	100%	—%
Second Target Distribution	Above $0.215625 up to $0.234375	85%	15%
Third Target Distribution	Above $0.234375 up to $0.281250	75%	25%
Thereafter	Above $0.281250	50%	50%

When these incentive distributions are made to the general partner, more available cash proportionally is allocated to the general partner than to unitholders.

Item 6.  Selected Financial Data

For all periods prior to the completion of NEP’s IPO on July 1, 2014, the selected financial data below represents that of the accounting predecessor, or the combination of the acquired projects. For all periods subsequent to the completion of NEP’s IPO, the selected financial data represents the consolidated financial results of NEP.

	Years Ended December 31,
	2014	2013	2012
SELECTED DATA OF NEP (millions, except per share and GWh amounts):
Operating revenues	$301	$142	$93
Net income	$53	$15	$16
Net income attributable to NEP subsequent to IPO	$3	$—	$—
Earnings per common unit attributable to NEP - basic and assuming dilution	$0.16	$—	$—
Distributions paid per common unit	$0.1875	$—	$—
Total assets	$2,727	$2,633	$2,320
Long-term debt, excluding current maturities	$1,758	$1,429	$1,381
GWh generated	2,552	1,701	1,157

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. In the opinion of NEP management, all adjustments considered necessary for fair financial statement presentation have been made. The results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as a publicly-traded company during the period prior to the completion of the IPO.

Following NEP’s IPO, NEP has consolidated the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. NEP owns a 20.1% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 79.9% limited partnership interest in NEP OpCo. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interest.

The discussion and analysis below has been organized as follows:

•	overview, including a description of NEP's business and significant factors that are important to understanding the results of operations and financial condition;

•	results of operations, including an explanation of significant differences between the periods in the specific line items of the consolidated statements of operations;

•	liquidity and capital resources, addressing NEP's liquidity position, financing arrangements, contractual obligations, capital expenditures, cash distributions to unitholders and cash flows;

•
critical accounting policies and estimates, which are most important to both the portrayal of NEP's financial condition and results of operations, and which require management’s most difficult, subjective or complex judgments; and

•	quantitative and qualitative disclosures about market risk.

Overview

Company Description

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP owns a controlling, non-economic general partnership interest and a 20.1% limited partnership interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects, all of which are operational as of December 31, 2014.

NEP intends to take advantage of favorable trends in the North American energy industry, including the addition of clean energy projects as aging or uneconomic generation facilities are phased out, increased demand from utilities for renewable energy to meet state RPS requirements and improving competitiveness of energy generated from wind and solar projects relative to energy generated using other fuels. NEP plans to focus on high-quality, long-lived projects operating under long-term contracts with creditworthy counterparties that are expected to produce stable long-term cash flows. NEP believes its cash flow profile, geographic and technological diversity, cost-efficient business model and relationship with NEE provide NEP with a significant competitive advantage and enable NEP to execute its business strategy.

The following table sets forth the projects in NEP's portfolio as of December 31, 2014 and their respective commercial operation date, nameplate capacity, energy sale counterparty, contract expiration and the name and maturity date of project financing agreements:

Project	Commercial Operation Date	Resource	MW	Counterparty	Contract Expiration	Project Financing (Maturity)
Northern Colorado	September 2009	Wind	174	Public Service Company of Colorado	2029 (22 MW) / 2034 (152 MW)	Mountain Prairie (2030)
Elk City	December 2009	Wind	99	Public Service Company of Oklahoma	2030	Mountain Prairie (2030)
Perrin Ranch	January 2012	Wind	99	Arizona Public Service Company	2037	Canyon Wind (2030)
Moore	February 2012	Solar	20	IESO	2032	St. Clair (2031)
Sombra	February 2012	Solar	20	IESO	2032	St. Clair (2031)
Conestogo	December 2012	Wind	23	IESO	2032	Trillium (2033)
Tuscola Bay	December 2012	Wind	120	DTE Electric Company	2032	Canyon Wind (2030)
Summerhaven	August 2013	Wind	124	IESO	2033	Trillium (2033)
Genesis	November 2013 (125 MW)/ March 2014 (125 MW)	Solar	250	Pacific Gas & Electric Co.	2039	Genesis (2038)
Bluewater	July 2014	Wind	60	IESO	2034	Bluewater (2032)
Total			989

On January 9, 2015, a subsidiary of NEP completed the acquisition of 100% of the membership interests of Palo Duro Wind Project Holdings, LLC, which indirectly owns the Palo Duro wind facility, an approximately 250 MW wind generating facility located in Texas. In October 2014, a subsidiary of NEP entered into an agreement to acquire 100% of the membership interests of Shafter Solar, LLC, which owns the development rights and facilities under construction of Shafter, that is expected to close in the first quarter of 2015. See Note 1.

Significant Factors Affecting Results of Operations and Financial Condition

Significant factors that could affect NEP's results of operations and financial condition are:

•	wind and solar resource levels, weather conditions and the operational performance of NEP's portfolio;

•	financings; and

•	O&M expenses.

Wind and solar resource levels, weather conditions and the performance of NEP's portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Energy produced from NEP's portfolio depends primarily on wind and solar resource levels, weather conditions at each project and the related impact of each on the performance of the projects.

NEP's wind analysis evaluates wind speed and prevailing direction, atmospheric conditions, wake and seasonal variations for each project. NEP's solar analysis evaluates solar irradiance levels and prevailing direction, atmospheric conditions and seasonal variations for each project.

Financings

NEP intends to use a portion of its cash flows for interest and principal payments on borrowings under various financing arrangements. Interest expense reflects periodic interest on project-level debt of the initial portfolio and interest on borrowings, if any, under the revolving credit facility. Changes in interest rates could impact the amount of interest due under these financings, to the extent the interest expense is not hedged under a swap agreement.

Principal payments under existing project financings are due on a semi-annual basis. The following table shows certain characteristics of NEP's various project financings:

Project Financing	Principal Payments	Maturity	Principal Amount Outstanding as of December 31, 2014	Principal Payments for Year Ending December 31, 2015	Principal Payable Thereafter(a)
			(millions)
Mountain Prairie	June and December	2030	$282	$9	$273
St. Clair	February and August	2031	135	7	128
Canyon Wind	March and September	2030	211	12	199
Trillium	February and August	2033	267	7	260
Genesis(b)	February and August	2038	515	37	478
Genesis	March and September	2038	280	—	280
Bluewater	June and December	2032	146	6	140
Total			$1,836	$78	$1,758
____________________

(a)	The amortization of project financings is principally related to the length of the applicable PPA.

(b)	Approximately $113 million of the Genesis balance relates to a bank loan with a stated maturity date of 2019. See Note 7.

Expenses

O&M expenses are expected to increase by approximately $4 million on an annualized basis relative to the comparable predecessor annual period as a result of becoming a publicly-traded limited partnership. This increase will be due, in part, to increased third-party accounting services, filing reports with the SEC, independent auditor fees, investor relations activities, directors’ fees, compensation and expenses, directors’ and officers’ insurance, stock exchange listing fees, registrar and transfer agent fees and other expenses. NEP OpCo will reimburse NEP for such expenses. During the year ended December 31, 2014, NEP's financial statements reflect the impact of these increased expenses, which affect, and will continue to affect, the comparability of NEP's accounting predecessor’s historical financial statements for periods prior to the completion of the IPO.

O&M expenses, including the impact of the acquisitions of Palo Duro and Shafter discussed above, are expected to increase by approximately $6 million on an annualized basis relative to the comparable predecessor annual period as a result of the annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP's financial statements for the year ended December 31, 2014 reflect, and for subsequent periods will reflect, the impact of this increased expense, which affects the comparability of its accounting predecessor’s historical financial statements for periods prior to the completion of the IPO.

O&M expenses related to the initial portfolio are expected to remain relatively stable from year to year. However, O&M expenses are likely to be higher for the year ending December 31, 2015, as compared to historical periods due to the timing of commencement of commercial operations at a number of the projects in the portfolio, which will affect the comparability of NEP's accounting predecessor’s historical financial statements for periods prior to the completion of the IPO. NEP's O&M expenses are likely to increase as it acquires new projects.

Results of Operations

	Years Ended December 31,
	2014	2013	2012
	(millions)
STATEMENT OF OPERATIONS DATA:
OPERATING REVENUES	$301	$142	$93
OPERATING EXPENSES
Operations and maintenance	56	30	17
Depreciation and amortization	76	39	24
Transmission	2	2	2
Taxes other than income taxes and other	5	5	1
Total operating expenses	139	76	44
OPERATING INCOME	162	66	49
OTHER INCOME (DEDUCTIONS)
Interest expense	(93)	(42)	(43)
Gain on settlement of contingent consideration of project acquisition	—	5	—
Other—net	—	—	1
Total other deductions—net	(93)	(37)	(42)
INCOME BEFORE INCOME TAXES	69	29	7
INCOME TAX EXPENSE (BENEFIT)	16	14	(9)
NET INCOME	$53	$15	$16

2014 Compared to 2013

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs. Operating revenues increased $159 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

	Years Ended December 31,
	2014	2013
	(dollars in millions)
Operating revenues	$301	$142
Generation	2,552 GWh	1,701 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the initial portfolio to maintain, over the long-term, operating income or operating capacity. O&M expenses increased $26 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For all of the U.S. projects, NEP elected to receive CITCs, which are recorded as a reduction in property, plant and equipment—net on the consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, interim asset removal costs and accretion related to asset retirement obligations.

Depreciation and amortization expense increased approximately $37 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the commencement of commercial operations at Summerhaven in August 2013, Genesis Unit 1 in November 2013, Genesis Unit 2 in March 2014 and Bluewater in July 2014.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under project financings, partially offset by interest capitalization on qualified expenditures. Interest expense increased approximately $51 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to approximately $15 million of incremental borrowings under the Genesis bank loan and an additional financing of $280 million for Genesis in June 2014, as well as lower capitalized interest associated with the completion of construction of Genesis Unit 1 in November 2013 and Genesis Unit 2 in March 2014, a CAD $315 million financing (Trillium) for Conestogo and Summerhaven in December 2013, and a CAD $170 million financing for Bluewater in June 2014.

Gain on Settlement of Contingent Consideration of Project Acquisition

Gain on settlement of contingent consideration of project acquisition for the year ended December 31, 2013 of approximately $5 million resulted primarily from a change in estimated contingent consideration related to the acquisition of the Moore and Sombra projects. There was no similar adjustment during the year ended December 31, 2014.

Income Taxes

For periods ended prior to July 1, 2014, income taxes are calculated on the predecessor method using the separate return method for each of the project entities structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships).

Effective July 1, 2014, NEP recognized the effects of the IPO and for periods ended after July 1, 2014, reflected income taxes on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S federal and state income tax purposes. Because NEP OpCo is a limited partnership electing to be taxed as a partnership, NEP only recognizes in income its 20.1% proportionate share of U.S. income taxes related to both the U.S. and Canadian projects, allocated by NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers, and therefore, NEP recognizes in income all of the Canadian taxes.

For periods ended after July 1, 2014, income tax expense includes 20.1% of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and 79.9% of Canadian taxes. Net income attributable to NEP includes 20.1% of U.S. and Canadian taxes.

	Tax Allocation
Statement of Operations	U.S.		Canadian
Net income attributable to noncontrolling interest	0.0%		79.9%
Net income attributable to NEP subsequent to IPO	20.1%		20.1%
Total income taxes allocated to NEP	20.1%	(a)	100.0%
____________________

(a)
NEP only recognizes its share of U.S. income taxes in its consolidated financial statements. U.S. income taxes related to non-controlling interest are not reflected in NEP’s consolidated financial statements.

For the year ended December 31, 2014, NEP recorded income tax expense of $16 million, resulting in an effective tax rate of approximately 23%. The tax expense is comprised of income tax of $24 million at the statutory rate of 35% offset by $9 million of taxes attributable to noncontrolling interest.

For the year ended December 31, 2013, NEP recorded income tax expense of $14 million resulting in an effective tax rate of approximately 48%. The tax expense was largely driven by valuation allowances against deferred tax assets, partially offset by CITC benefit, both at Genesis.
Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information.

2013 Compared to 2012

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs. Operating revenues increased approximately $49 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the commencement of commercial operations at Tuscola Bay and Conestogo in December 2012, Summerhaven in August 2013, and Genesis Unit 1 in November 2013.

	Years Ended December 31,
	2013	2012
	(dollars in millions)
Operating revenues	$142	$93
Generation	1,701 GWh	1,157 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the initial portfolio to maintain, over the long-term, operating income or operating capacity. O&M expenses increased approximately $13 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the commencement of commercial operations at Tuscola Bay and Conestogo in December 2012, Summerhaven in August 2013, and Genesis Unit 1 in November 2013.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For all of NEP's U.S. projects, CITCs were elected, which are recorded as a reduction in property, plant and equipment—net on the consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, interim asset removal costs and accretion related to asset retirement obligations. Depreciation and amortization expense increased approximately $15 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the commencement of commercial operations at Tuscola Bay and Conestogo in December 2012, Summerhaven in August 2013, Genesis Unit 1 in November 2013 and the acquisition of Moore and Sombra in early 2012 soon after they commenced commercial operations in February 2012.

Taxes Other than Income Taxes and Other

Taxes other than income taxes increased by approximately $4 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in property taxes as a result of the commencement of commercial operations at Tuscola Bay and Conestogo in December 2012, Summerhaven in August 2013, Genesis Unit 1 in November 2013 and the acquisition of Moore and Sombra in early 2012 soon after they commenced commercial operations in February 2012.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under the project financings, partially offset by interest capitalization on qualified expenditures. Interest expense decreased approximately $1 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to higher interest capitalization on qualified expenditures associated with the construction of Genesis.

Gain on Settlement of Contingent Consideration of Project Acquisition

Gain on settlement of contingent consideration of project acquisition for the year ended December 31, 2013 of approximately $5 million resulted primarily from a change in estimated contingent consideration related to the acquisition of the Moore and Sombra projects. There was no similar adjustment during the year ended December 31, 2012.

Income Taxes

For the year ended December 31, 2013, NEP recorded income tax expense of $14 million resulting in an effective tax rate of approximately 48%. The tax expense also reflects valuation allowances against deferred tax assets, partially offset by CITC benefit, both at Genesis.
For the year ended December 31, 2012, NEP recorded an income tax benefit of $9 million resulting in an effective tax rate of approximately (125)%. The tax benefit primarily reflects CITC benefits, partially offset by valuation allowances against deferred tax assets.

Liquidity and Capital Resources

NEP's business uses cash to fund:

•	O&M expenses;

•	debt service payments;

•	distributions to holders of common units;

•	maintenance and expansion capital expenditures and other investments;

•	unforeseen events; and

•	other business expenses.

Prior to the completion of the IPO and for the year ended December 31, 2014, NEP’s operations largely relied on, and for subsequent periods are expected to continue to largely rely on, internally generated cash flow. NEP expects to satisfy its future capital requirements through a combination of cash on hand, cash flow from operations, and borrowings under existing and anticipated future financing arrangements. These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs. However, NEP is subject to business and operational risks that could adversely affect its cash flow. A material decrease in cash flows would likely produce a corresponding adverse effect on NEP's borrowing capacity.

As a normal part of its business and depending on market conditions, NEP expects from time to time to consider opportunities to repay, redeem, repurchase or refinance its indebtedness. In addition, NEP expects from time to time to consider potential investments in new acquisitions. These events may cause NEP to seek additional debt or equity financing, which may not be available on acceptable terms or at all. Debt financing, if available, could impose operating restrictions, additional cash payment obligations and additional covenants.

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

Liquidity Position

At December 31, 2014 and December 31, 2013, NEP's liquidity position was approximately $559 million and $75 million, respectively. The table below provides the components of NEP’s liquidity position:

	Years ended December 31,
	2014	2013
	(millions)
Cash and cash equivalents	$97	$27
Amounts due under the CSCS agreement	211	12
Revolving credit facility(a)	250	—
Letter of credit facility - Genesis	83	83
Less letters of credit	(82)	(47)
Total(b)	$559	$75
____________________

(a)	On January 9, 2015, approximately $58 million was drawn on this credit facility in connection with the Palo Duro acquisition. See Note 7.

(b)
Excludes restricted cash of approximately $25 million and $2 million at December 31, 2014 and December 31, 2013, respectively. The restricted cash at December 31, 2014 includes CITC cash to be paid to NEECH.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facility

In connection with the IPO, on July 1, 2014, NEP OpCo and its direct subsidiaries entered into a $250 million revolving credit facility. On January 9, 2015, approximately $58 million was drawn on this credit facility in connection with the Palo Duro acquisition. For a discussion of the terms of the revolving credit facility, see Note 7.

Project Financings

Projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these project financings contain representations, warranties and covenants that are customary for these types of financings, including limitations on investments and restricted payments. Generally, NEP's project financings provide for interest payable at a fixed interest rate. However, two of NEP's project financings accrue interest at variable rates based on the London InterBank Offered Rate and one project accrues interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Several interest rate swaps were entered into for two of these financings to hedge against interest rate movements with respect to interest payments on the loan. Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied. The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00. At December 31, 2014, each of the applicable NEP subsidiaries was in compliance with all covenants under its project financings and its debt service coverage ratios equaled or exceeded 1.20:1.00 in all periods subsequent to obtaining each financing.

Contractual Obligations

NEP's contractual obligations as of December 31, 2014 were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Contractual obligations(a)	$1	$—	$—	$2	$2	$4	$9
Long-term debt, including interest(b)	171	173	171	158	156	2,055	2,884
Revolving credit facility fee	1	1	1	1	—	—	4
Asset retirement activities(c)	—	—	—	—	—	103	103
MSA and credit support	6	6	6	6	6	95	125
Land lease payments(d)	4	4	4	4	4	107	127
Total	$183	$184	$182	$171	$168	$2,364	$3,252
____________________

(a)	Primarily represents estimated cash payments related to the acquisition of certain development rights.

(b)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2014 rates.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of acquisitions or capital improvements, including construction expenditures that are expected to increase, over the long-term, NEP’s operating income or operating capacity. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2014 and 2013, NEP had capital expenditures of approximately $198 million and $809 million, respectively. There are no significant planned capital expenditures for 2015 through 2019, other than those related to planned acquisitions (see Note 1). These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination in respect of such quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP GP. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter and, during the purchase price adjustment period, from NEE Equity, which payments will be funded solely by any distributions NEE Equity receives from NEP OpCo with respect to such quarter. Although, as described above, NEP currently expects that cash reserves would be established by NEP GP solely to provide for the payment of any of NEP's income taxes, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures. During the purchase price adjustment period, should NEP OpCo not make a quarterly distribution in an amount at least equal to the minimum quarterly distribution of $0.1875 per common unit, the purchase price paid for NEP OpCo under the purchase agreement will be reduced by the difference for such quarter and NEE Equity will pay NEP a purchase price adjustment equal to such shortfall, provided that NEE Equity will not be required to pay a purchase price adjustment in any quarter in excess of the distribution actually received by NEP OpCo.

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

In November 2014, NEP distributed approximately $4 million to its unitholders. In addition, NEP paid approximately $4 million in distributions to its unitholders in February 2015.

Cash Flows

The following table reflects the changes in cash flows for the comparative periods:

	Years Ended December 31,
	2014	2013	2012
	(millions)
Net cash provided by operating activities	$172	$87	$28
Net cash used in investing activities	$(292)	$(393)	$(347)
Net cash provided by financing activities	$192	$313	$335

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities for 2014 were driven by higher cash flows from projects that commenced commercial operations in August 2013 through 2014. These projects included Summerhaven, Genesis Unit 1, Genesis Unit 2 and Bluewater. Changes in net cash provided by operating activities in 2013 were driven by higher cash flows from projects that commenced commercial operations in late 2012 through 2013. These projects included Conestogo, Tuscola Bay, Summerhaven and Genesis Unit 1.

Net Cash Used in Investing Activities

Changes in net cash used in investing activities during 2014 were driven by decreased capital expenditures related to construction activities, proceeds received in 2014 for CITCs, cash used in 2014 to acquire membership interest in subsidiary and changes in restricted cash balances related to the CITC proceeds held to be paid to NEECH, primarily for Genesis. Changes in net cash used in investing activities during 2013 were driven by increased capital expenditures related to construction activities, lower investments in acquisitions and lower restricted cash balances related to the timing of construction payments for projects that commenced commercial operations in 2012 through 2013. These projects include Perrin Ranch, Conestogo, Moore, Sombra, Tuscola Bay, Summerhaven and Genesis Unit 1.

	Years Ended December 31,
	2014	2013	2012
	(millions)
Capital expenditures	$(130)	$(647)	$(518)
Proceeds from CITCs	327	—	50
Payments to related parties under cash sweep - net	(174)	—	—
Acquisition of membership interest in subsidiary	(288)	—	—
Changes in restricted cash	(27)	249	314
Acquisition of projects	—	—	(192)
Other	—	5	(1)
Net cash used in investing activities	$(292)	$(393)	$(347)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities in 2014 were primarily driven by the IPO proceeds and the retirement of long-term debt mainly associated with Genesis' mandatory debt repayment with CITC proceeds. Changes in net cash provided by financing activities in 2013 were driven by member distributions and partially offset by the issuance of long-term debt, which relates to projects that commenced commercial operations in 2012 through 2013. These projects include Perrin Ranch, Conestogo, Tuscola Bay, Summerhaven and Genesis Unit 1.

	Years Ended December 31,
	2014	2013	2012
	(millions)
Partner/Member contributions – net	$109	$205	$150
Proceeds from initial public offering	438	—	—
Issuances (retirements) of long-term debt – net	(354)	113	170
Other	(1)	(5)	15
Net cash provided by financing activities	$192	$313	$335

Critical Accounting Policies and Estimates

NEP's significant accounting policies are described in Note 2 to the consolidated financial statements, which were prepared under generally accepted accounting principles. Critical accounting policies are those that NEP believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The following policies are those considered to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

The Canadian Project Entities have not been included in the consolidated U.S. tax filing of NEE, as they are excluded from the U.S. federal income tax group. The Moore and Sombra Project Entities, as well as St. Clair Holding and the Bluewater Project Entity, were Canadian corporations that filed separate Canadian income tax returns and taxes have been provided herein on that basis. The Summerhaven and Conestogo Project Entities, as well as the Trillium entities, are Canadian limited partnerships from which virtually all of the tax attributes flow through to the owner, a Canadian corporation, which is not a predecessor entity. None of the income nor any tax attributes of the flow through entities flow through to a U.S. taxpayer and are not reflected in any U.S. tax return. Because of their flow-through nature, no U.S. income taxes have been provided with regard to these entities for periods prior to July 1, 2014.

As of July 1, 2014, the date of the completion of the IPO, NEP is no longer part of NEE's consolidated federal income tax filing group. NEP will file separate income tax returns for U.S. federal and state income tax purposes, where applicable, that will include its share of flow through income from NEP OpCo, and all of the underlying project companies, both U.S. and Canadian.

Taxes for the six months ended December 31, 2014, reflect the tax filing position of NEP as a separate taxpayer and include its share of taxes on the income flowing through from NEP OpCo. Canadian taxes of Canadian projects continue to be reflected in NEP's consolidated financial statements. Taxes for the year ended December 31, 2014 reflect a combination of six months of taxes on the predecessor basis of accounting and six months of taxes on the separate filing basis.

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

See Note 3.

Impairment of Long-Lived Assets

NEP evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.

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

Quantitative and Qualitative Disclosures about Market Risk

NEP is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with its business. The types of market risks include interest rate, counterparty credit and foreign currency risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with current and future issuances of debt. The debt of some of its subsidiaries accrues interest at fixed rates and the debt of some of its other subsidiaries accrues interest at variable rates. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate swap contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate or adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2014, less than 10% of the long-term debt, including current maturities, was exposed to such risk as the remaining balance was either financially hedged or comprised of fixed rate debt. As of December 31, 2014, the estimated fair value of NEP's debt was approximately $1.9 billion and the carrying value of the debt was $1.8 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $34 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are fully contracted under long-term contracts that have a capacity-weighted average remaining contract term of approximately 20 years as of December 31, 2014.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of losses in 2014.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item. 8  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of NextEra Energy GP, Inc. and Partners of
    NextEra Energy Partners, LP:

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2014 and 2013, and NEP's related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three years in the period ended December 31, 2014. These financial statements are the responsibility of NEP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. NEP is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NEP's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NextEra Energy Partners, LP and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, for all periods prior to the initial public offering, the consolidated financial statements represent the combination of the net assets that NEP acquired and were prepared using the historical basis of NextEra Energy, Inc. (NEE) in the assets acquired and liabilities assumed and include certain allocations related to income taxes from NEE. These allocations may not be indicative of the actual level of assets, liabilities, or costs which would have been incurred by NEP if it had operated as a separate entity apart from NEE during the periods prior to the initial public offering.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 20, 2015

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)

	Years Ended December 31,
	2014	2013	2012
OPERATING REVENUES	$301	$142	$93
OPERATING EXPENSES
Operations and maintenance	56	30	17
Depreciation and amortization	76	39	24
Transmission	2	2	2
Taxes other than income taxes and other	5	5	1
Total operating expenses	139	76	44
OPERATING INCOME	162	66	49
OTHER INCOME (DEDUCTIONS)
Interest expense	(93)	(42)	(43)
Gain on settlement of contingent consideration of project acquisition	—	5	—
Other—net	—	—	1
Total other deductions—net	(93)	(37)	(42)
INCOME BEFORE INCOME TAXES	69	29	7
INCOME TAX EXPENSE (BENEFIT)	16	14	(9)
NET INCOME	53	$15	$16
Less net income prior to Initial Public Offering on July 1, 2014	28
NET INCOME SUBSEQUENT TO INITIAL PUBLIC OFFERING	25
Less net income attributable to noncontrolling interest	22
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP SUBSEQUENT TO INITIAL PUBLIC OFFERING	$3

Weighted average number of common units outstanding - basic and assuming dilution	18.7
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.16

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2014	2013	2012
NET INCOME	$53	$15	$16
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of income tax (expense)/benefit of $2, ($3) and $0, respectively)	(24)	11	(4)
Reclassification from accumulated other comprehensive income (loss) to net income (net of income tax (expense)/benefit of $0, ($1) and $0, respectively)	4	3	0
Net unrealized gains (losses) on foreign currency translation (net of income tax (expense)/benefit of $1, $0 and $0, respectively)	(14)	(27)	2
Total other comprehensive loss, net of tax	(34)	(13)	(2)
COMPREHENSIVE INCOME	19	$2	$14
Less comprehensive income prior to Initial Public Offering on July 1, 2014	14
COMPREHENSIVE INCOME SUBSEQUENT TO INITIAL PUBLIC OFFERING	5
Less comprehensive income attributable to noncontrolling interest	5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP SUBSEQUENT TO INITIAL PUBLIC OFFERING	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$97	$27
Accounts receivable	25	203
Due from related parties	212	—
Restricted cash	25	2
Prepaid expenses	3	1
Other current assets	8	7
Total current assets	370	240
Non-current assets:
Property, plant and equipment—net	2,169	1,756
Construction work in progress	1	542
Deferred income taxes	124	29
Other non-current assets	63	66
Total non-current assets	2,357	2,393
TOTAL ASSETS	$2,727	$2,633
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15	$43
Due to related parties	31	15
Current maturities of long-term debt	78	370
Accrued interest	21	16
Other current liabilities	18	10
Total current liabilities	163	454
Non-current liabilities:
Long-term debt	1,758	1,429
Accumulated deferred income taxes	56	9
Asset retirement obligation	17	15
Other non-current liabilities	22	13
Total non-current liabilities	1,853	1,466
TOTAL LIABILITIES	2,016	1,920
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 18.7)	554	—
Additional paid in capital	—	665
Retained earnings	—	63
Accumulated other comprehensive loss	(3)	(15)
Noncontrolling interest	160	—
TOTAL EQUITY	711	713
TOTAL LIABILITIES AND EQUITY	$2,727	$2,633

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Units	Limited Partners		Additional Paid in Capital and Retained Earnings		Accumulated Other Comprehensive Loss		Noncontrolling Interest		Total Equity
Balances, December 31, 2011	—	$—		$280		$—		$—		$280
Net income	—	—		16		—		—		16
Members' contributions	—	—		781		—		—		781
Members' distributions	—	—		(374)		—		—		(374)
Other comprehensive loss	—	—		—		(2)		—		(2)
Balances, December 31, 2012	—	—		703		(2)		—		701
Net income	—	—		15		—		—		15
Members' contributions	—	—		509		—		—		509
Members' distributions	—	—		(499)		—		—		(499)
Other comprehensive loss	—	—		—		(13)		—		(13)
Balances, December 31, 2013	—	—		728		(15)		—		713
Net income	—	—		28		—		—		28
Members' contributions	—	—		470		—		—		470
Members' distributions	—	—		(717)		—		—		(717)
Other comprehensive loss	—	—		—		(14)		—		(14)
Balances, June 30, 2014	—	—		509		(29)		—		480
Transfer of equity prior to the initial public offering to noncontrolling interest	—	—		(480)		23		457		—
Limited partners/related party contribution and transition	—	116	(a)	(29)	(b)	6	(c)	(1)	(d)	92
Initial public offering, unit issuance	18.7	438		—		—		—		438
Acquisition of membership interest in subsidiary	—	—		—		—		(288)		(288)
Net income	—	3		—		—		22		25
Other comprehensive loss	—	—		—		(3)		(17)		(20)
Related party contributions	—	1		—		—		3		4
Related party distributions	—	—		—		—		(16)		(16)
Distributions to unitholders	—	(4)		—		—		—		(4)
Balances, December 31, 2014	18.7	$554		$—		$(3)		$160		$711
______________________

(a)	Deferred tax asset recognized by NEP at the time of consummation of the IPO.
(b)	Non-cash member contribution upon transition from predecessor accounting method net of non-cash reclassifications of distributions to due from affiliates.
(c)	Balance sheet adjustment related to transitioning from separate return method of accounting for income taxes.
(d)	Related party non-cash contributions, net, upon transition from predecessor accounting method.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53	$15	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76	39	24
Intangible amortization	—	(1)	(1)
Amortization of deferred financing costs	6	4	2
Deferred income taxes	12	14	(9)
Other - net	3	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(6)	7	(7)
Prepaid expenses and other current assets	(1)	(2)	(1)
Other non-current assets	(1)	—	—
Accounts payable and accrued expenses	6	21	3
Due to related parties	8	—	3
Other current liabilities	14	(8)	(2)
Other non-current liabilities	2	3	—
Net cash provided by operating activities	172	87	28
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(130)	(647)	(518)
Proceeds from CITCs	327	—	50
Acquisition of projects	—	—	(192)
General sales tax reimbursement related to acquired projects	—	—	21
Settlement of lien and performance holdbacks related to acquired projects	—	—	(22)
Changes in restricted cash	(27)	249	314
Payments to related parties under cash sweep - net	(174)	—	—
Acquisition of membership interest in subsidiary	(288)	—	—
Insurance proceeds	—	5	—
Net cash used in investing activities	(292)	(393)	(347)
CASH FLOWS FROM FINANCING ACTIVITIES
Partners/Members' contributions	361	330	290
Partners/Members' distributions	(252)	(125)	(140)
Issuances of long-term debt	15	135	176
Deferred financing costs	(1)	(1)	(2)
Retirements of long-term debt	(369)	(22)	(6)
Proceeds from initial public offering	438	—	—
Proceeds from related party note	—	—	191
Retirements of related party note	—	—	(174)
Payment of contingent consideration for project acquisition	—	(4)	—
Net cash provided by financing activities	192	313	335
Effect of exchange rate changes on cash	(2)	(1)	1
NET INCREASE IN CASH AND CASH EQUIVALENTS	70	6	17
CASH AND CASH EQUIVALENTS—BEGINNING OF YEAR	27	21	4
CASH AND CASH EQUIVALENTS—END OF YEAR	$97	$27	$21
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$67	$39	$41
Cash paid for income taxes, net	$1	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Members’ noncash contributions for construction costs and other expenditures	$105	$178	$467
Members’ net distributions for CITC payments	$147	$65	$—
Members' noncash contributions for the forgiveness of intercompany note and accrued interest	$—	$—	$24
Members' noncash distribution	$479	$309	$234
New asset retirement obligation additions	$2	$5	$7
Net change in accrued but not paid for capital and other expenditures	$5	$77	$98
Noncash reclassification of distributions to due from related parties	$38	$—	$—
Noncash member contribution upon transition from predecessor method	$62	$—	$—
Contingent consideration recorded for project acquisition	$—	$—	$9

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

1.  ORGANIZATION AND NATURE OF BUSINESS

NextEra Energy Partners, LP (NEP) was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly-owned subsidiary of NextEra Energy, Inc. (NEE), a Florida corporation. NEP was formed to be a growth-oriented limited partnership that would acquire, manage and own clean and contracted generation assets with stable long-term cash flows.

On July 1, 2014, NEP completed its initial public offering by issuing 18,687,500 common units at a price to the public of $25 per unit (IPO). The proceeds from the IPO, net of underwriting discounts, commissions and structuring fees, were approximately $438 million, of which NEP used approximately $288 million to purchase 12,291,593 common units of NextEra Energy Operating Partners, LP (NEP OpCo) from NextEra Energy Equity Partners, LP (NEE Equity), a limited partnership formed under the laws of the State of Delaware and an indirect wholly-owned subsidiary of NEE, and approximately $150 million to purchase 6,395,907 NEP OpCo common units from NEP OpCo.

NEP OpCo is a limited partnership with general and limited partners. As a result of the IPO, NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. NEP owns a 20.1% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 79.9% limited partnership interest in NEP OpCo.

In connection with the IPO, NEP acquired the following portfolio of clean, contracted renewable energy assets (initial portfolio):

Project	Commercial Operation Date	Resource	MW	Counterparty	Contract Expiration	Project Financing (Maturity)
Northern Colorado	September 2009	Wind	174	Public Service Company of Colorado	2029 (22 MW) / 2034 (152 MW)	Mountain Prairie (2030)
Elk City	December 2009	Wind	99	Public Service Company of Oklahoma	2030	Mountain Prairie (2030)
Perrin Ranch	January 2012	Wind	99	Arizona Public Service Company	2037	Canyon Wind (2030)
Moore	February 2012	Solar	20	Independent Electricity System Operator (IESO)	2032	St. Clair (2031)
Sombra	February 2012	Solar	20	IESO	2032	St. Clair (2031)
Conestogo	December 2012	Wind	23	IESO	2032	Trillium (2033)
Tuscola Bay	December 2012	Wind	120	DTE Electric Company	2032	Canyon Wind (2030)
Summerhaven	August 2013	Wind	124	IESO	2033	Trillium (2033)
Genesis	November 2013 (125 MW)/ March 2014 (125 MW)	Solar	250	Pacific Gas & Electric Co. (PG&E)	2039	Genesis (2038)
Bluewater	July 2014	Wind	60	IESO	2034	Bluewater (2032)
Total			989

In January 2015, a subsidiary of NEP acquired an approximately 250 megawatt (MW) wind energy generating facility, Palo Duro, located in Hansford and Ochiltree Counties, Texas, for approximately $228 million plus the assumption of approximately $248 million in liabilities related to differential membership interests.

In October 2014, a subsidiary of NEP entered into an agreement to acquire from NextEra Energy Resources, LLC (NEER) 100% of the membership interests of Shafter Solar, LLC, which owns the development rights and facilities under construction of an approximately 20 MW solar generating facility located in Shafter, California for approximately $64 million, subject to customary working capital and other adjustments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Basis of presentation - NEP’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. For all periods prior to the IPO, the accompanying consolidated financial statements represent the combination of the net assets that NEP acquired and were prepared using NEE’s historical basis in the assets acquired and liabilities assumed. For all periods subsequent to the IPO, the accompanying consolidated financial statements represent the consolidated results of NEP. The financial statements prior to the IPO include certain allocations related to income taxes from NEE. Management believes the assumptions and methodology underlying the allocations are reasonable. However, such allocations may not be indicative of the actual level of assets, liabilities and costs that would have been incurred by the predecessor if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. The consolidated financial statements include NEP’s accounts and operations and those of its subsidiaries in which NEP has a

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controlling interest. All intercompany transactions have been eliminated in consolidation. In the opinion of management, any adjustments necessary for a fair presentation of the consolidated financial statements, in accordance with GAAP, have been made. Following the IPO, NEP presents as cash in its consolidated statements of cash flows certain financing transactions with related parties where it does not directly receive the cash.

Use of Significant Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In recording transactions and balances resulting from business operations, NEP uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives, tax provisions and allowances, asset retirement obligations, fair value measurements, purchase price allocations, environmental liabilities and legal costs incurred in connection with recorded loss contingencies, among others. As new information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Revenue Recognition - Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements, Feed-in-Tariff (FIT) agreements and Renewable Energy Standard Offer Program (RESOP) agreements (collectively, PPAs). Certain PPAs are accounted for as operating leases. GAAP requires minimum lease payments to be recognized over the term of the lease and contingent rents to be recorded when the achievement of the contingency becomes probable. None of the operating leases have minimum lease payments, so revenue from these contracts is recognized as energy and any related renewable energy attributes are delivered. Contingent rental revenues from these contracts were approximately $211 million, $89 million and $63 million in 2014, 2013 and 2012, respectively.

Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs.

Revenue recognized in 2014, 2013 and 2012 includes revenues from operations located outside of the United States (U.S.). This revenue was approximately $88 million, $51 million and $26 million in 2014, 2013 and 2012, respectively.

Revenue also includes the amortization of an intangible contract liability recognized as part of an acquisition and the sale of state tax credits by Elk City, which are recognized as they are generated. The revenue related to the amortization of the intangible liability was approximately $1 million, $1 million and less than $1 million in 2014, 2013 and 2012, respectively. See Note 8 for more information regarding the intangible liability. The revenue related to the sale of state tax credits was $2 million, $2 million and $3 million in 2014, 2013 and 2012, respectively.

In 2014, the Financial Accounting Standards Board issued a new accounting standard which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standard is effective for NEP beginning January 1, 2017. NEP is currently evaluating the effect the adoption of this standard will have, if any, on its financial statements.

Interest Costs - NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates (see Note 7) that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other non-current liabilities on NEP’s consolidated balance sheets.

Income Taxes - For periods ending prior to July 1, 2014, income taxes are calculated using the separate return method for each of the project entities that are structured as corporations or as limited liability companies electing to be taxed as corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships) electing to be taxed as partnerships.

For periods ending after July 1, 2014, taxes are calculated for NEP as a single taxpaying entity for U.S. federal and state income tax purposes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership electing to be taxed as a partnership for U.S. federal and state income tax purposes, NEP has only included its 20.1% proportionate share of U.S. income taxes. The U.S. income taxes on the remaining 79.9% of NEP OpCo earnings are allocated to NEE Equity and are not included in NEP's consolidated financial statements. The Canadian subsidiaries are all Canadian taxpayers subject to Canadian income tax, and therefore all Canadian taxes are included in NEP's consolidated financial statements. NEE Equity's share of Canadian taxes is included in noncontrolling interest in NEP's consolidated financial statements.

Harmonized Sales Taxes - For NEP’s Canadian projects, harmonized sales tax (HST) is composed of a federal and provincial component with taxes collected on sales and taxes paid on goods and services. The HST collected on sales are recorded as a HST payable while those paid on goods and services are recorded as a HST receivable. As such, these taxes have no impact on NEP’s reported earnings. The HST is payable or refundable monthly. As of December 31, 2014 and 2013, the HST receivable was approximately $0 million and $5 million, respectively, and is included in other current assets on the accompanying consolidated

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance sheets. As of December 31, 2014 and 2013, the HST payable was approximately $2 million and $2 million, respectively, and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Foreign Operations and Currency Translation - NEP’s reporting currency is the U.S. dollar. The functional currency for its Canadian project companies is the Canadian dollar because Canada is the primary economic environment in which it conducts its Canadian operations. The assets and liabilities of the Canadian project companies are translated to U.S. dollars at exchange rates at the balance sheet date. The income and expenses of the Canadian project companies are translated to U.S. dollars at exchange rates in effect during each respective period. The translation adjustment is recorded in accumulated other comprehensive income (loss) (AOCI).

Noncontrolling Interest - After the completion of NEP's IPO, NEP owns a controlling, non-economic general partnership interest and a 20.1% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 79.9% limited partnership interest in NEP OpCo. Distributions to the noncontrolling interest are reflected as Partners/Members' distributions in the consolidated statements of cash flows.

Equity - Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. Prior to the IPO, NEE's ownership interest in the NEP predecessor entity is reflected as additional paid in capital, retained earnings and accumulated other comprehensive loss on the consolidated balance sheets as of December 31, 2013.

NextEra Energy Partner GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2014.

Limited partners' equity at December 31, 2014 reflects the initial investment of NEP unitholders and changes subsequent to the IPO including net income attributable to NEP, distributions of available cash to unitholders and other contributions from or distributions to NEP unitholders. Accumulated other comprehensive loss at December 31, 2014 reflects comprehensive income attributable to NEP subsequent to the IPO.

Noncontrolling interest at December 31, 2014 reflects the equity attributable to NEE based on the initial contribution as part of the IPO, the net income and other comprehensive income attributable to noncontrolling interest subsequent to the IPO and contributions to or distributions from NEE.

Earnings per common unit is reflected beginning July 1, 2014. Prior to the IPO, NEP was an indirect wholly-owned subsidiary of NEE and accordingly, had no earnings per common unit.

In November 2014, NEP distributed approximately $4 million to its unitholders. In addition, NEP paid approximately $4 million in distributions to its unitholders in February 2015.

Property, Plant and Equipment—net and Construction Work in Progress - Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations and transmission lines. Property, plant and equipment, excluding land, is recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to 30 years, commencing on the date the assets are placed in service. See Note 6. Maintenance and repairs of property, plant and equipment are charged to operations and maintenance expense, as incurred.

Convertible Investment Tax Credits (CITCs) of approximately $592 million and $445 million as of December 31, 2014 and December 31, 2013, respectively, are recorded as a reduction in property, plant and equipment—net on the consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. As of December 31, 2013, NEP had recorded a CITC receivable of approximately $180 million associated with Genesis which is included in accounts receivable on NEP's consolidated balance sheets. Of this receivable, $177 million was collected in 2014 with the remaining $3 million recorded as an addition to property, plant and equipment—net.

Construction work in progress includes construction materials, turbine generators, solar panel assemblies and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. Interest capitalized for the years ended December 31, 2014, 2013 and 2012 was approximately $4 million, $30 million and $15 million, respectively. Upon commencement of plant operations, costs associated with construction work in progress are transferred to property, plant and equipment—net.

Total net long-lived assets, including construction work in progress, held by operations outside the U.S. amounted to approximately $692 million and $626 million, respectively, as of December 31, 2014 and December 31, 2013.

Cash and Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivables are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on the accompanying consolidated balance sheets.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded as of December 31, 2014 and 2013.

The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant CITC for certain renewable energy properties. As of December 31, 2014 and 2013, accounts receivable arising from CITCs were approximately $0 million and $180 million, respectively.

Restricted Cash - Restricted cash consists primarily of funds related to Genesis. For the year ended December 31, 2014, of the approximately $25 million recorded on NEP's consolidated balance sheets, $22 million represents CITC proceeds received by Genesis that is due to NextEra Energy Capital Holdings, Inc. (NEECH), and is included in due to related parties on NEP's consolidated balance sheets. The remaining balances at December 31, 2014 and 2013 are held to satisfy the requirements of certain subsidiary debt agreements. These funds are held within subsidiaries pursuant to the terms of such debt agreements. These funds are used to pay for certain capital or operating expenditures and current debt service payments as well as to fund required equity contributions, pursuant to the restrictions contained in the debt agreements. These funds are reported as current assets based on the timing of the anticipated use of these funds in construction activities within the next twelve months.

Concentration of Credit Risk - Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs. NEP has a limited number of counterparties, all of which are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. However, management does not believe significant credit risk exists at December 31, 2014, because of the creditworthiness of the counterparties. All amounts due from such counterparties at December 31, 2014 and 2013 have been collected.

During 2014, NEP derived approximately 42% and 29% of its consolidated revenue from its contracts with PG&E and the IESO, respectively.

Inventories - Spare parts inventories are stated at the lower of weighted-average cost or market and are included in other current assets on NEP’s consolidated balance sheets. Spare parts inventories were approximately $8 million and $4 million as of December 31, 2014 and 2013, respectively.

Prepaid Expenses - Prepaid expenses primarily include prepayments for insurance and certain land lease contracts. The prepaid expense is amortized over the term of the arrangement according to the benefits the contractual arrangement provides.

Impairment of Long-Lived Assets - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset’s carrying value and fair value. As of December 31, 2014 and 2013, no impairment adjustments were necessary.

Derivative Instruments and Hedging Activities - Derivative instruments, when required to be marked to market, are recorded on NEP’s consolidated balance sheets as either an asset or liability measured at fair value. For interest rate swaps, generally NEP assesses a hedging instrument’s effectiveness by using non-statistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. See Note 5.

Fair Value of Financial Instruments - The carrying amount of NEP’s financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and certain accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of cash and cash equivalents is calculated using current market prices. NEP estimates the fair value of its long-term debt using estimated current rates for similar borrowings. See Note 4.

Fair Value Measurements - NEP uses several different valuation techniques to measure the fair value of assets and liabilities relying primarily on the market approach of using prices and other market information for identical or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of its assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels. See Note 4.

Deferred Financing Costs - Deferred financing costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $37 million in deferred financing fees in connection with the issuance of debt prior to 2013. NEP added approximately $10 million ($2 million related to IPO) and $6 million of deferred financing costs during the years ended December 31, 2014 and 2013, respectively. Deferred financing costs net of accumulated amortization were approximately $40 million and $36 million at December 31, 2014

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2013, respectively, and are included in other noncurrent assets on NEP’s accompanying consolidated balance sheets. The amortization of deferred financing costs totaled approximately $6 million, $4 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest expense in NEP’s accompanying consolidated statements of income.

Asset Retirement Obligations - Asset retirement obligations are those for which a legal obligation exists under laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing or method of settlement may be conditioned on a future event.

NEP accounts for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) in accordance with GAAP which requires that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in NEP’s consolidated statements of income. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.

NEP recorded accretion expense of approximately $1 million, $1 million and $0 million in 2014, 2013 and 2012, respectively. Additionally, new AROs were established amounting to $2 million and $11 million in 2014 and 2013, respectively.

Immaterial Restatement - Subsequent to the issuance of NEP's combined financial statements as of December 31, 2013, it was determined that income tax expense and other comprehensive loss for the year ended December 31, 2013 were overstated by approximately $4 million and $1 million, respectively, and the deferred tax liability balance as of December 31, 2013 was overstated by approximately $5 million. The impact of this error had no impact on cash flows from operating, investing or financing activities. As a result, the prior periods in the accompanying financial statements have been corrected to appropriately reflect these balances in the consolidated statements of income, consolidated statements of comprehensive income, consolidated balance sheets, consolidated statements of cash flows and in the Notes.

3.  INCOME TAXES

The components of income before income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions)
U.S.	$46	$5	$(6)
Foreign	23	24	13
Income before income taxes	$69	$29	$7

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions)
Federal:
Current	$—	$—	$—
Deferred	11	8	(10)
Total federal	11	8	(10)
State:
Current	—	—	—
Deferred	1	2	(2)
Total state	1	2	(2)
Foreign:
Current	3	—	—
Deferred	1	4	3
Total foreign	4	4	3
Total income tax expense (benefit)	$16	$14	$(9)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of U.S. federal income tax at the statutory rate to the project entities’ actual income taxes is as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions)
Income tax expense at 35% statutory rate	$24	$10	$3
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interest	(9)	—	—
State income taxes, net of federal tax benefit	1	1	(2)
CITCs(a)	(12)	(32)	(21)
Valuation allowance(a)	11	39	12
Effect of flow through entities and foreign tax differential(b)	—	(5)	(1)
Other-net	1	1	—
Income tax expense (benefit)	$16	$14	$(9)
____________________

(a)	The changes in income tax expense resulting from CITCs and valuation allowances are primarily related to Genesis.

(b)
The Summerhaven and Conestogo entities, as well as the Trillium entities, are Canadian limited partnerships, the partners of which are not predecessor entities and are therefore not included in the predecessor financial statements. Because of their flow through nature, no income taxes have been provided with regard to these entities for periods ending prior to July 1, 2014. Foreign tax differential is the difference in taxes calculated on Canadian income from Canadian projects (excluding flow through entities for periods ending prior to July 1, 2014) at Canadian statutory rates compared to the U.S. statutory rate.

The effective tax rate was approximately 23%, 48% and (125)% for the years ended December 31, 2014, 2013 and 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. The project entities believe that it is more likely than not that the deferred tax assets as shown below, net of the valuation allowances, will be realized due to sufficient future income.

The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2014	2013
	(millions)
Deferred tax liabilities:
Property	$(54)	$(186)
Net unrealized gains	—	(6)
Withholding taxes	(6)	—
Total deferred tax liabilities	(60)	(192)
Deferred tax asset:
Net operating loss	31	227
Investment in partnership	93	—
Property	—	35
Tax credit carryforwards	1	19
Power purchase agreements	2	2
Net unrealized gains	2	—
Intangible	—	2
Other	—	—
Valuation allowance	—	(72)
Total deferred tax asset	129	213
Net deferred tax asset	$69	$21

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities included on the consolidated balance sheets are as follows:

	December 31,
	2014	2013
	(millions)
Other current assets	$1	$1
Deferred income taxes	124	29
Other current liabilities	—	—
Accumulated deferred income taxes	(56)	(9)
Net deferred income taxes	$69	$21

The components of deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2014 are as follows:

	Amount	Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$27	2034
State	3	2024 - 2034
Foreign	1	2028 - 2032
Net operating loss carryforwards	$31
Tax credit carryforwards	$1	2034

During 2014, NEP recorded a liability of approximately $4 million related to an unrecognized tax benefit of prior year tax positions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $4 million. At December 31, 2013, there were no uncertain tax positions. The open tax years are 2011, 2012, 2013 and 2014.

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

Cash Equivalents and Restricted Cash — The fair value of money market funds is calculated using current market prices.

Interest Rate Swaps — NEP estimates the fair value of its derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$86	$—	$86	$27	$—	$27
Restricted cash	25	—	25	2	—	2
Interest rate swaps	—	2	2	—	14	14
Total assets	$111	$2	$113	$29	$14	$43
Liabilities:
Interest rate swaps	$—	$10	$10	$—	$—	$—
Total liabilities	$—	$10	$10	$—	$—	$—

Fair Value of Financial Instruments Recorded at the Carrying Amount — The carrying amounts of accounts receivable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding assets and liabilities which are recorded at fair value and disclosed above, are as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Notes receivable(a)	$4	$4	$4	$4
Long-term debt, including current maturities(b)	$1,836	$1,902	$1,799	$1,815
____________________

(a)
Primarily classified as held to maturity. Fair value approximates carrying amount as they bear interest primarily at variable rates and have long-term maturities (Level 2) and are included in other assets on the consolidated balance sheet.

(b)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

Contingent Consideration - NEP accrued contingent consideration related to a 2012 acquisition. Contingent consideration is required to be reported at fair value at each reporting date. NEP determined this fair value measurement using information provided by the counterparty to the acquisition contract and its own internal cash flow estimates. The significant inputs and assumptions used in the fair value measurement included expected or modeled energy output contractually defined in the acquisition contract, the projects’ actual energy output, and the projects' contract price. This fair value measurement is sensitive to actual production from the projects. The other inputs used in the fair value measurement are known and do not change over time. This liability was settled in 2013 for approximately $4 million. The difference between the fair value at December 31, 2012 and the fair value of the consideration paid in settling the liability was reported separately in the consolidated statements of income.

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period. In connection with its debt financings in September 2012 and June 2014, NEP entered into interest rate swap agreements to manage interest rate cash flow risk. Under the interest rate swap agreements, NEP pays a fixed rate of interest and receives a floating rate of interest over the term of the agreements without the exchange of the underlying notional amounts. These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate swap agreements. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, which mature in 2030 and 2032. As of December 31, 2014 and 2013, the combined notional amounts of the swap agreements were approximately $339 million and $212 million, respectively. In order to apply hedge accounting, the transactions must be designated as hedges and must be highly effective in offsetting the hedged risk. For interest rate swaps, generally NEP assesses a hedging instrument’s effectiveness by using non-statistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout the hedge’s life. The effective portion of changes in the fair value of derivatives accounted for as cash flow hedges are deferred and recorded as a component of AOCI. The amounts deferred in AOCI are recognized in earnings when the hedged transactions occur. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in current earnings.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Approximately $6 million of net losses included in AOCI at December 31, 2014, is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in interest rates. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

The fair values of NEP's derivative instruments designated as cash flow hedging instruments are included on NEP's consolidated balance sheets as follows:

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate swaps:
Other non-current assets	$5	$—	$18	$—
Other current liabilities	$3	$3	$—	$4
Other non-current liabilities	$—	$7	$—	$—

Gains (losses) related to NEP's cash flow hedges are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions)
Interest rate swaps:
Gains (losses) recognized in other comprehensive income	$(26)	$14	$(4)
Losses reclassified from AOCI to net income(a)	$4	$4	$—
____________________
(a)  Included in interest expense.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31:

	2014	2013	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$2,157	$1,714	5-30
Land improvements and buildings	95	81	25-30
Land	6	6
Other depreciable assets	75	46	3-30
Property, plant and equipment, gross	2,333	1,847
Accumulated depreciation	(164)	(91)
Property, plant and equipment—net	$2,169	$1,756
___________________________

(a)	Approximately 99% of power generation assets represent machinery and equipment used to generate electricity with a 30-year depreciable life.

Depreciation expense for the years ended 2014, 2013 and 2012 was approximately $76 million, $39 million and $24 million, respectively. Total net long-lived assets held by operations outside the U.S. amounted to approximately $692 million and $626 million, respectively, as of December 31, 2014 and 2013.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  DEBT

NEP’s long-term debt agreements require quarterly or semi-annual payments of principal and interest. The carrying value and future principal payments of NEP’s long-term debt consist of the following:

							Total Carrying Value
	2015	2016	2017	2018	2019	Thereafter	2014	2013
	(millions)
Canyon Wind:
Term loan—maturing 2030—LIBOR(a) + 2.25—3.25%	$12	$12	$12	$12	$12	$151	$211	$223
Mountain Prairie:
Senior secured notes—maturing 2030—6.56%	9	10	11	12	14	226	282	289
Genesis:
Project note—maturing 2038—4.125%	—	—	—	—	—	402	402	702
Bank loan—maturing 2019(b)—LIBOR(a) +1.2—1.3%	37	38	38	—	—	—	113	135
Senior secured notes—maturing 2038—5.60%	—	—	—	26	27	227	280	—
St. Clair:
Canadian dollar denominated Senior secured notes—maturing 2031—4.881%	7	8	8	8	8	96	135	155
Trillium:
Canadian dollar denominated Senior secured notes—maturing 2033—5.803%	7	9	9	10	10	222	267	295
Bluewater:
Canadian dollar denominated term loan—maturing 2032—CDOR(c) + 2.00—3.25%	6	6	6	6	6	116	146	—
Less: Total current maturities of long-term debt							78	370
Total long-term debt	$78	$83	$84	$74	$77	$1,440	$1,758	$1,429
________________________

(a)	LIBOR, London InterBank Offered Rate, is three-month LIBOR for Canyon Wind and six-month LIBOR for Genesis.
(b)	Principal payments represent accelerated payment schedule under the Bank loan to the extent Genesis has sufficient available cash, which would result in the repayment in full by August 2017.
(c)	CDOR, Canadian Dealer Offered Rate.

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. As of December 31, 2014 no such conditions exist and, as of December 31, 2014 and 2013, NEP was in compliance with all financial debt covenants.

On July 1, 2014, NEP OpCo and its direct subsidiaries (Loan Parties) entered into a $250 million variable rate, senior secured revolving credit facility that expires in July 2019. The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility to up to $1 billion in the aggregate, subject to certain conditions. Borrowings under the revolving credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. Loans outstanding in U.S. dollars under the revolving credit facility will bear interest at either (i) a base rate, which will be the higher of (x) the federal funds rate plus 0.50%, (y) the administrative agent's prime rate or (z) the one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month LIBOR plus an applicable margin. Loans outstanding in Canadian dollars will bear interest at either (i) a Canadian prime rate, which will be the higher of (x) the Canadian prime rate of a Canadian branch of the administrative agent and (y) the one-month CDOR plus 1.0%, in each case, plus an applicable margin; or (ii) one-, two-, three- or six-month CDOR plus an applicable margin. The revolving credit facility will be subject to a facility fee ranging from 0.375% to 0.50% per annum depending on NEP OpCo's leverage ratio (as defined in the revolving credit facility). The revolving credit facility is secured by liens on certain of the assets of NEP OpCo, and certain other assets of, and the ownership interest in, one of its direct subsidiaries. The revolving credit facility contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the revolving credit facility and related documents. Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP, and must be repaid by the end of the revolving credit term. As of December 31, 2014, no amounts had been drawn under the revolving credit facility. As of February 20, 2015, $58 million has been drawn under the revolving credit facility.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This credit facility contains various covenants and restrictive provisions that limit NEP OpCo’s ability to, among other things:

•incur or guarantee additional debt;
•make distributions on or redeem or repurchase common units;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of projects.

8.  INTANGIBLE LIABILITIES

NEP’s intangible liability is the result of a 2012 acquisition that resulted in St. Clair assuming liabilities for the acquired RESOP contracts. The acquired value represents the fair value of the RESOP contracts, which were out-of-the-money contracts, at the acquisition date. The recorded intangible liabilities are amortized to operating revenues through February 2032, according to the cash flow benefits or detriments associated with the contracts as determined at acquisition. The liabilities as of December 31, 2014 and 2013 were approximately $7 million and $8 million, respectively and are included in other non-current liabilities on the accompanying consolidated balance sheets. NEP recorded approximately $1 million of amortization for each of the years ended December 31, 2014 and 2013. Estimated amortization over the next five years is approximately $1 million in each year.

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains(Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Total
	(millions)
Balances, December 31, 2011	$—	$—	$—
Other comprehensive income (loss) before reclassification	(4)	2	(2)
Balances, December 31, 2012	(4)	2	(2)
Other comprehensive income (loss) before reclassification	11	(27)	(16)
Amounts reclassified from AOCI to interest expense	3	—	3
Net other comprehensive income (loss)	14	(27)	(13)
Balances, December 31, 2013	10	(25)	(15)
Other comprehensive loss before reclassification	(24)	(14)	(38)
Amounts reclassified from AOCI to interest expense	4	—	4
Net other comprehensive loss	(20)	(14)	(34)
Balance sheet adjustment related to transitioning from separate return method (see Note 3)	6	—	6
Balances, December 31, 2014	$(4)	$(39)	$(43)
AOCI attributable to noncontrolling interest	$(4)	$(36)	$(40)
AOCI attributable to NextEra Energy Partners, December 31, 2014	$—	$(3)	$(3)

10.  RELATED PARTY TRANSACTIONS

Each project entered into operations and maintenance (O&M) and administrative services agreements with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain services performed under these agreements. These services include O&M and administrative services. NEP’s operating expenses for the years ended December 31, 2014, 2013 and 2012 include approximately $4 million, $2 million and $1 million, respectively, related to such services. Additionally, Northern Colorado pays an affiliate for transmission services. NEP’s transmission expense for the years ended December 31, 2014, 2013 and 2012 represents the fees paid for these services. The net payables at December 31, 2014 and 2013, for these services as well as for payroll and other payments made on behalf of these projects, were approximately $7 million and $15 million, respectively, and are included in due to related parties on NEP’s consolidated balance sheets.

Management Services Agreement (MSA) - Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly-owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and administrative services agreements described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo will pay NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo will also make certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders (incentive distribution rights, or IDRs). NEP’s O&M expenses for the year ended December 31, 2014 include approximately $2 million related to payments made under the MSA. There was no expense for the years ended December 31, 2013 and 2012 related to the MSA.

Cash Sweep and Credit Support Agreement (cash sweep agreement) - Effective July 1, 2014, NEP OpCo entered into a cash sweep agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s expense for the year ended December 31, 2014 includes less than $1 million related to payments made under the cash sweep agreement. There was no expense for the years ended December 31, 2013 and 2012 related to the cash sweep agreement.

NEER and certain of its subsidiaries may withdraw funds received by NEP OpCo under the cash sweep agreement, or its subsidiaries in connection with certain of the long-term debt agreements, (Project Sweeps), and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amount held in accounts belonging to NEER or its subsidiaries as of December 31, 2014, was approximately $211 million and is included in due from related parties on NEP’s consolidated balance sheet. The cash sweep amount held in accounts belonging to NEER or its subsidiaries as of December 31, 2013 was approximately $12 million, and was accounted for as a members' distribution in the accompanying consolidated statement of changes in equity.

Guarantees and letters of credit entered into by related parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. As of December 31, 2014, NEECH guaranteed or provided letters of credit totaling approximately $485 million related to these obligations.

11.  COMMITMENTS AND CONTINGENCIES

Land Use Commitments—The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $11 million, $6 million and $3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is classified as operations and maintenance expenses in NEP’s accompanying consolidated statements of income.

Genesis’ land leases include a right-of-way lease/grant that provides for payments to the U.S. Bureau of Land Management (BLM) for the right to use the public lands upon which the project is located. The lease may be renewed at expiration at Genesis’ option and will be subject to the regulations existing at the time of renewal. In connection with the terms of this lease, Genesis obtained a surety bond from a non-affiliated party in favor of the BLM for $23 million. The surety bond remains in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is furnished.

The related minimum and varying lease payments are based on fair value. These payments are considered contingent rent and, therefore, expense is recognized as incurred.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total minimum non-cancelable rental commitments at December 31, 2014 under these land use agreements are as follows:

Year Ending December 31,	Land Use Commitments
(millions)
2015	$4
2016	4
2017	4
2018	4
2019	4
Thereafter	107
Total minimum land use payments	$127

Letter of Credit Facility—Genesis entered into a letter of credit (LOC) facility (LOC facility), under which the LOC lender may issue standby letters of credit not to exceed approximately $83 million, with a maturity date of August 15, 2017.

The purpose and amounts of letters of credit outstanding as of December 31, 2014 are as follows:

LOC Facility Purpose	Amount	Outstanding Dates
	(millions)
PPA security	$25	September 2011 - Maturity
Large generator interconnection agreement obligations	12	September 2011 - Maturity
O&M reserve	10	December 2013 - Maturity
Debt service reserve	35	August 2014 - Maturity
Total	$82

Canadian FIT Contracts - The FIT contracts relating to Summerhaven, Conestogo and Bluewater require suppliers to source a minimum percentage of their equipment and services from Ontario resident suppliers to meet the minimum required domestic content level (MRDCL). The MRDCL for Summerhaven and Conestogo is 25% and the MRDCL for Bluewater is 50%. Following their respective CODs, Summerhaven and Conestogo submitted reports to the IESO summarizing how they achieved the MRDCL for their respective projects (domestic content reports) and the IESO issued letters to Summerhaven and Conestogo acknowledging the completeness of their domestic content reports. Bluewater achieved COD on July 19, 2014 and submitted a domestic content report to the IESO on September 17, 2014, which was subsequently amended. On January 12, 2015, the IESO requested additional information and supporting documentation from Bluewater. The IESO may not deem the Bluewater domestic content report complete as required under the terms of the Bluewater FIT contract and may request additional information from Bluewater and supporting documentation related to the activities that Bluewater undertook in order to meet its MRDCL. The IESO has the right to audit the Summerhaven and Conestogo projects for a period of up to 7 years post-COD to confirm that they complied with the domestic content requirements under their respective FIT contracts and achieved their respective MRDCLs, and will have the same audit right following the issuance of a letter acknowledging the completeness of the domestic content reports for Bluewater. The failure by any of these projects to achieve its MRDCL could result in a default by such project under its FIT contract, which default may not be possible to cure and could result in a termination of its FIT contract, without compensation, by the IESO. A termination of the FIT contract for Summerhaven, Conestogo or Bluewater could negatively affect revenues generated by such project and have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

12. QUARTERLY DATA (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per unit amounts)
2014
Operating revenues(b)	$59	$87	$89	$66
Operating income(b)	$30	$50	$52	$29
Net income(b)	$6	$22	$24	$1
Net income attributable to NEP subsequent to initial public offering(b)	n/a	n/a	$3	$—
Earnings per unit - basic and assuming dilution(b)	n/a	n/a	$0.17	$(0.01)
Distributions per unit	n/a	n/a	$—	$0.1875
High-low common unit sales prices	n/a	$33.90 - $31.32	$37.99 - $31.90	$38.81 - $28.95
2013
Operating revenues(b)	$32	$34	$28	$48
Operating income(b)	$15	$19	$9	$23
Net income(b)	$—	$10	$(2)	$7
______________________

(a)
In the opinion of NEP, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of NEP's business.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures are not effective at a reasonable assurance level to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within time periods specified in SEC rules and forms, as of December 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financing statements will not be prevented or detected on a timely basis.

During the third quarter of 2014, management determined that NEP did not maintain effective internal controls over the accounting for income taxes. NEP identified deficiencies with the valuation of deferred income tax accounts, which resulted in a material weakness in internal control over financial reporting. Specifically, NEP did not effectively determine and monitor its valuation allowances on deferred income tax assets and the accuracy of its deferred income taxes, all non-cash activities. This deficiency resulted in an immaterial misstatement of income tax expense and deferred income taxes in the December 31, 2013 financial statements as filed in the Prospectus. Additionally, this deficiency could have resulted in a material misstatement of income tax expense within the annual and interim consolidated financial statements that would not have been prevented or detected, and accordingly, this internal control deficiency constitutes a material weakness as of December 31, 2014. NEP continues to take steps to remediate the material weakness, including the development of enhanced oversight and review procedures, organizational changes and adding additional personnel with income tax accounting experience. Management believes the additional control procedures and organizational changes, when implemented and validated, will be sufficient to remediate this material weakness.

(b)	Management's Report on Internal Control over Financial Reporting

This report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of NEP's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)	Changes in Internal Control Over Financial Reporting

This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B.  Other Information

On February 18, 2015, the board of directors of NEP GP approved an increase in the size of the board from seven members to eight members and appointed Susan Davenport Austin to fill the newly created directorship. In addition, effective on the same date, the board approved the appointment of Ms. Austin to the audit committee and the conflicts committee of the board.

Since October 2014, Ms. Austin has been a senior managing director with Brock Capital LLC, an investment banking firm focusing on strategic and corporate advisory services. In addition, she serves as vice chairman of Sheridan Broadcasting Corporation (SBC), a radio broadcasting company, where she has served in a leadership capacity since joining the company in 2002 as vice president of strategic planning and treasurer. In 2004, Ms. Austin became president of the Sheridan Gospel Network and, in 2007, was named senior vice president and chief financial officer of SBC. She was promoted to vice chairman of SBC in July 2013. Prior to joining SBC, Austin spent 10 years in investment banking, specializing in telecommunications and media finance. Ms. Austin serves as an independent trustee or director of certain Prudential Insurance mutual funds (since 2011).

Ms. Austin has experience in investment banking in both capital markets and strategic advisory services gained in more than ten years experience in investment banking. In addition, she has management and financial leadership experience from her experience as the president of a division of and the chief financial officer of a radio broadcasting company.

Ms. Austin will receive compensation for her service as a director consistent with the compensation paid to the other non-employee directors of NEP GP, as described in Item 11 - Non-Employee Director Compensation. The compensation includes an annual retainer of $50,000 and a grant of 2,510 common units under NEP’s 2014 Long Term Incentive Plan which was awarded to Ms. Austin upon her appointment to the board. These common units are not transferable until Ms. Austin ceases to be a member of the board.

PART III - OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

Management of NEP

NEP’s general partner, NEP GP, manages NEP’s operations and activities through the directors and officers of NEP GP. NEP GP is not selected by NEP’s unitholders and may only be removed in certain limited circumstances. Unitholders are not entitled to elect the directors of NEP GP, which have been appointed by NEE, or directly or indirectly participate in NEP’s management or operations.

Directors and Executive Officers of NEP GP

The executive officers of NEP GP manage the day-to-day affairs of NEP’s business. All of NEP GP’s executive officers are employees of NEE and devote such portion of their time to NEP’s business and affairs as is required to manage and conduct NEP’s operations in accordance with the MSA, under which NEE has agreed to provide or arrange for the provision of management, operations and administrative services to NEP. See Item 13, “Certain Relationships and Related Transactions, and Director Independence-Certain Relationships and Related Transactions-Management Services Agreement.”

The executive officers and directors of NEP GP as of February 20, 2015 are as follows:

Name	Age	Position with NextEra Energy Partners GP, Inc.
James L. Robo	52	Chairman of the Board and Chief Executive Officer, Director
Susan Davenport Austin	47	Director
Robert Byrne	53	Director
Moray P. Dewhurst	59	Chief Financial Officer, Director
Mark E. Hickson	47	Senior Vice President, Strategy and Corporate Development, Director
Peter H. Kind	58	Director
Armando Pimentel, Jr.	52	President, Director
Charles E. Sieving	42	General Counsel, Director
Chris N. Froggatt	57	Controller and Chief Accounting Officer
Paul I. Cutler	55	Treasurer and Assistant Secretary
The directors of NEP GP hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors of NEP GP.
Mr. Robo was appointed as the chairman of the board and chief executive officer and a director of NEP GP in March 2014. Mr. Robo also serves as chairman of the board since December 13, 2013, and president and chief executive officer, and a director, of NEE since July 2012. He is also chairman of NEE’s subsidiary, Florida Power & Light Company. Prior to his succession to the role of chief executive officer, he had served as president and chief operating officer of NEE since 2006. Mr. Robo joined NEE as vice president of corporate development and strategy in March 2002 and became president of NEER later in 2002. He is a director of J.B. Hunt Transport Services, Inc. (since 2002), and has served as J.B Hunt’s lead independent director since 2012.

Ms. Austin was appointed as an independent director of NEP GP in February 2015. Since October 2014, Ms. Austin has been a senior managing director with Brock Capital LLC, an investment banking firm focusing on strategic and corporate advisory services. In addition, she serves as vice chairman of SBC, a radio broadcasting company, where she has served in a leadership capacity since joining the company in 2002 as vice president of strategic planning and treasurer. In 2004, Ms. Austin became president of the Sheridan Gospel Network and, in 2007, was named senior vice president and chief financial officer of SBC. She was promoted to vice chairman of SBC in July 2013. Prior to joining SBC, Austin spent 10 years in investment banking, specializing in telecommunications and media finance. Ms. Austin serves as an independent trustee or director of certain Prudential Insurance mutual funds (since 2011).

Mr. Byrne was appointed as an independent director of NEP GP in July 2014. He has served as a director of Masonite International Corporation, which is one of the largest manufacturers of doors in the world, since 2009 and has been chairman of the board of Masonite International Corporation since July 2010. Mr. Byrne is the founder and has served as the President of Power Pro-Tech Services, Inc., which specializes in the installation, maintenance and repair of emergency power and solar photovoltaic power systems since 2002. From 1999 to 2001, Mr. Byrne was Executive Vice President and Chief Financial Officer of EPIK Communications, a start-up telecommunications company which merged with Progress Telecom in 2001 and was subsequently acquired by Level3 Communications. Having begun his career in investment banking, Mr. Byrne served as Partner at Advent International, a global private equity firm, from 1997 to 1999 and immediately prior to that, from 1993 to 1997, served as a Director of Orion Capital Partners.

Mr. Dewhurst was appointed as chief financial officer and a director of NEP GP in March 2014. Since 2011, Mr. Dewhurst has also served as vice chairman of the board and chief financial officer and executive vice president-finance of NEE. Previously, Mr. Dewhurst served as vice chairman of the board and chief of staff of NEE from 2009 to October 2011. Mr. Dewhurst has announced his intention to retire from his roles with NEP GP and NEE in the spring of 2016.

Mr. Hickson was appointed as senior vice president, strategy and corporate development of NEP GP in March 2014 and a director in February 2015. Mr. Hickson has also served, since May 2012, as vice president of corporate development and operational excellence for NEE. From 1997 to April 2012, Mr. Hickson served as managing director in Global Mergers and Acquisitions at Merrill Lynch & Co.

Mr. Kind was appointed as an independent director of NEP GP in July 2014. Mr. Kind is executive director of Energy Infrastructure Advocates LLC, an independent financial and strategic advisory firm. From 2009 to 2011, Mr. Kind was a Senior Managing Director of Macquarie Capital, an investment banking firm. From 2005 to 2009, Mr. Kind was a Managing Director of Bank of America Securities. Mr. Kind, a CPA, also has experience in the audit of large public energy companies. Mr. Kind has served as a Director and Chairman of the audit committee of the general partner of Enable Midstream Partners, LP since February 2014.

Mr. Pimentel was appointed as the president and a director of NEP GP in March 2014. Mr. Pimentel also serves as the president and chief executive officer of NEER, a position he has held since October 2011. Mr. Pimentel joined NEE in 2008 as executive vice president-finance and became chief financial officer later in 2008. Prior to joining NEE, Mr. Pimentel was a partner at Deloitte & Touche LLP (Deloitte & Touche) and held various client and leadership positions in the financial services and energy industries. He also led Deloitte’s power and utilities business segment.

Mr. Sieving was appointed as general counsel and a director of NEP GP in March 2014. He has also served as executive vice president and general counsel of NEE since December 2008.

Mr. Froggatt was appointed as the controller and chief accounting officer of NEP GP in March 2014. Mr. Froggatt served as vice president of NEE since 2009 and has served as vice president, controller and chief accounting officer for NEE since February 2010. Previously, Mr. Froggatt worked for 22 years with Pinnacle West Capital Corp. where he served as vice president and treasurer from December 2008 until October 2009. Prior to that, Mr. Froggatt held the positions of vice president, controller and chief accounting officer for Pinnacle West and its regulated utility, Arizona Public Service.

Mr. Cutler was appointed as the treasurer and assistant secretary of NEP GP in March 2014. Mr. Cutler also serves, since 2003, as treasurer for NEE.

Director Independence

The NYSE does not require a listed publicly traded limited partnership, such as NEP, to have a majority of independent directors on the board of directors of NEP GP. NEP GP’s board of directors has determined that Messrs. Byrne and Kind and Ms. Austin are independent directors in accordance with the following NYSE independence standards.

NEP GP’s board of directors conducts an annual review regarding the independence from NEP GP’s management of each of its members, and in addition assesses the independence of any new member at the time that the new member is considered for appointment or nomination for election to NEP GP’s board of directors. NEP GP’s board of directors considers all relevant facts and circumstances and uses the criteria set forth in the NYSE corporate governance independence standards (the NYSE standards), which are the applicable standards under SEC rules, to assess director independence. These standards are also set forth or referred to in the corporate governance principles & guidelines, a copy of which is available on NEP’s website at www.nexteraenergypartners.com. NEP GP’s board of directors must affirmatively determine that the director has no material relationship with NEP (either directly or as a partner, shareholder or officer of an organization that has a relationship with NEP) in order to determine that the director is independent. As set forth in the corporate governance principles & guidelines, NEP GP’s board of directors considers all relevant facts and circumstances in making independence determinations. In particular, when assessing the materiality of a director’s relationship (if any) with NEP, NEP GP’s board of directors considers materiality both from the standpoint of the director and from the standpoint of persons or organizations with which the director has an affiliation. Material relationships for this purpose may include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others.

In addition to the subjective standard described above, the NYSE standards have objective tests for determining who is an “independent director.” Under the objective tests, a director cannot be considered independent if he or she:

•	is, or has been within the last three years, an employee of the listed company, or an immediate family member is, or has been within the last three years, an executive officer, of NEP;

•
has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from NEP, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).;

•
(A) is a current partner or employee of Deloitte & Touche, NEP’s independent registered public accounting firm; (B) the director has an immediate family member who is a current partner of Deloitte & Touche; (C) the director has an immediate family member who is a current employee of Deloitte & Touche and personally works on NEP’s audit; or (D) the director or an immediate family member was within the last three years a partner or employee of Deloitte & Touche and personally worked on NEP’s audit within that time;

•
is, or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of NEP’s present executive officers at the same time serves or served on that company's compensation committee; or

•
is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, NEP for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues.

The NYSE standards and Rule 10A-3 under the Exchange Act include the additional requirement that members of the audit committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from NEP other than their director compensation.

Committees of the Board of Directors

The standing committees of NEP GP’s board of directors are the audit committee and the conflicts committee. The committees regularly report their activities and actions to the full board, generally at the next board meeting that follows the committee meeting. Each of the committees operates under a charter approved by the board and each committee conducts an annual evaluation of its performance. The charter of the audit committee is required to comply with the NYSE corporate governance requirements. There are no NYSE requirements for the charter of the conflicts committee. The current membership and functions of the committees are described below.

Audit Committee

NEP GP’s board of directors has an audit committee composed of Messrs. Byrne and Kind and Ms. Austin, each of whom satisfy the independence requirements established by the NYSE and the Exchange Act. Mr. Byrne is the chairperson of the committee. These standards are also set forth or referred to in the corporate governance principles & guidelines, a copy of which is available on the Company’s website at http://www.nexteraenergypartners.com. The board of directors of NEP GP has determined that each member of the audit committee satisfies the “financial literacy” standard of the NYSE and qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. The audit committee assists the board of directors in its oversight of the integrity of NEP’s financial statements and NEP’s compliance with related legal and regulatory requirements, corporate policies and controls. The audit committee has the sole authority to retain and terminate NEP’s independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by NEP’s independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of NEP’s independent registered public accounting firm. NEP’s independent registered public accounting firm is given unrestricted access to the audit committee. The audit committee met twice in 2014, and at such meetings met regularly with Deloitte & Touche, NEP’s independent registered public accounting firm, and the internal auditors, both privately and in the presence of management. A more detailed description of the audit committee’s duties and responsibilities is contained in the audit committee charter, a copy of which is available on NEP’s website at http://www.nexteraenergypartners.com.

Conflicts Committee

The conflicts committee is composed of Messrs. Byrne and Kind and Ms. Austin, and Mr. Kind is the chairperson. The conflicts committee determines if the resolution of any conflict of interest referred to it by NEP GP is in the best interests of NEP. There is no requirement that NEP GP seek the approval of the conflicts committee for the resolution of any conflict. The charter of the conflicts committee provides that the members of the committee may not be officers or employees of NEP GP or directors, officers or employees of its affiliates, may not hold an ownership interest in NEP GP or its affiliates other than NEP’s common units, including common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by NEP GP or NEP, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee in good faith will be deemed to be approved by all of NEP’s unitholders and not a breach by NEP GP of any duties it may owe NEP or NEP’s unitholders. A more detailed description of the conflicts committee’s duties and responsibilities is contained in the conflicts committee charter, a copy of which is available on NEP’s website at http://www.nexteraenergypartners.com.

Executive Session

Executive sessions of NEP GP's independent directors are regularly scheduled. The chairman of the audit committee chairs the board executive sessions, and thereafter provides feedback to the chief executive officer. The NEP GP board of directors believes that having regular board executive sessions, two independent directors and the corporate governance structures and processes described in this Annual Report on Form 10-K allow the board of directors to maintain effective oversight of management.

Communications with NEP GP’s Board of Directors

NEP GP’s board of directors has established procedures by which unitholders and other interested parties may communicate with the board, any board committee or any one or more other directors. Such parties may write to one or more directors, care of NEP GP General Counsel, NextEra Energy Partners GP, Inc., P.O. Box 14000, 700 Universe Boulevard, Juno Beach, Florida 33408-0420. They may also contact any member of the audit committee with a concern under NEP’s Code of Business Conduct & Ethics by calling 561-694-4644.

NEP GP’s board of directors has instructed NEP GP’s general counsel to assist the board in reviewing all written communications to the board, any board committee or any director as follows:

(1)
Complaints or similar communications regarding accounting, internal accounting controls or auditing matters will be handled in accordance with the NextEra Energy Partners, LP Procedures for Receipt, Retention and Treatment of Complaints and Concerns Regarding Accounting, Internal Accounting Controls or Auditing Matters.

(2)
All other legitimate communications related to the duties and responsibilities of NEP GP’s board of directors or any committee will be promptly forwarded by the general counsel to the applicable directors, including, as appropriate under the circumstances, to the chairman of NEP GP’s board of directors and/or the appropriate committee chair.

(3)
All other unitholder, customer, vendor, employee and other complaints, concerns and communications will be handled by management, with NEP GP board of directors involvement as advisable with respect to those matters that management reasonably concludes to be significant.

Communications that are of a personal nature or not related to the duties and responsibilities of NEP GP’s board of directors, that are unduly hostile, threatening, illegal or similarly inappropriate or unsuitable, that are conclusory or vague in nature, or that are surveys, junk mail, resumes, service or product inquiries or complaints, or business solicitations or advertisements, generally will not be forwarded to any director unless the director otherwise requests or the general counsel determines otherwise.

Corporate Governance Principles & Guidelines/Code of Ethics

NEP’s corporate governance principles & guidelines, code of business conduct and ethics and its code of ethics for senior executive and financial officers cover a wide range of business practices and procedures. The corporate governance principles & guidelines, code of business conduct and ethics and the code of ethics for senior executive and financial officers were approved by the directors of NEP GP. The code of ethics for senior executive and financial officers applies to NEP and any of its subsidiaries and NEP GP’s chairman of the board and chief executive officer, chief financial officer, president, treasurer, general counsel, controller and chief accounting officer and vice-president, strategy and corporate development. The code of business conduct & ethics applies to all representatives of NEP GP and NEP and its subsidiaries, including directors, officers and employees. The corporate governance principles & guidelines, code of ethics for senior executive and financial officers and code of business conduct & ethics are available on the Company’s website at http://www.nexteraenergypartners.com. Any amendments or waivers of the code of ethics for senior executive and financial officers which are required to be disclosed to unitholders under SEC rules will be disclosed on the Company’s website at the address listed above. NEP will provide a copy of its code of business conduct and ethics upon request by a unitholder to the Corporate Secretary of NEP GP by mail or courier service c/o NextEra Energy Partners, LP, 700 Universe Boulevard, Juno Beach, Florida 33408, Attn: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors and executive officers of NEP GP file initial reports of ownership and reports of changes in ownership of NEP’s common units with the SEC. Based solely upon NEP’s review of copies of filings or written representations from the reporting persons, NEP believes that all reports for the executive officers and directors of NEP GP that were required to be filed under Section 16(a) of the Exchange Act in 2014 were filed on a timely basis.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

NEP GP has paid no cash or other compensation to its executive officers since its inception. All of the executive officers of NEP GP are also employees of NEE. NEE compensates these officers for the performance of their duties as employees of NEE, which includes managing NEP. NEE does not allocate this compensation between services for NEP and services for NEE and its affiliates. Affiliates of NEE provide NEP various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to NEP’s MSA, for which NEP pays a management services fee.

In 2014, the board of directors of NEP GP adopted the NextEra Energy Partners, LP 2014 Long Term Incentive Plan (the LTIP). The LTIP is intended to: (i) provide participants in the LTIP with an incentive to contribute to NEP’s success and to manage NEP’s business in a manner that will provide for NEP’s long-term growth and profitability to benefit its unitholders and other important stakeholders, including its employees and customers; and (ii) provide a means of obtaining, rewarding and retaining key personnel. Awards may be granted to non-employee directors or other independent service providers and to individuals who are employees. The plan allows for the grant of NEP common units, options, restricted units, deferred units, performance units or other performance-based awards, unit appreciation rights and other equity-based awards, including unrestricted units. Up to 1,300,000 NEP common units may be issued with respect to grants made under the plan. As of February 19, 2015, the awards under the LTIP have only been granted to the non-employee directors of NEP GP. The table below in “-Non-Employee Director Compensation” sets forth the common units granted in 2014 to the non-employee directors of NEP.

Compensation Committee Report

The board of directors of NEP GP does not have a compensation committee. The board of directors of NEP GP, acting in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board of directors of NEP GP recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the members of the board of directors of NEP GP:

James L. Robo
Susan Davenport Austin
Robert Byrne
Moray P. Dewhurst
Mark E. Hickson
Peter H. Kind
Armando Pimentel, Jr.
Charles E. Sieving

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of NEP GP does not have a compensation committee. If any compensation is to be paid to NEP GP’s executive officers, the compensation would be reviewed and approved by the board of directors of NEP GP because it performs the functions of a compensation committee in the event such committee is needed. Since the completion of the IPO on July 1, 2014, none of the directors or executive officers of NEP GP served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of NEP GP during 2014.

Non-Employee Director Compensation

Directors of NEP GP who are employees of NEE or any of its subsidiaries do not receive any additional compensation for serving as a member of NEP GP’s board. The independent, non-employee directors serving on NEP GP’s board receive an annual cash retainer of $50,000 and an annual amount of NEP’s common units determined by dividing $100,000 by the closing price of such common units on the grant date, rounded up to the nearest ten common units. These units are generally not transferable until the director ceases to be a member of NEP GP’s board. Non-employee directors who serve as chair of the audit committee or conflicts committee receive an additional annual cash retainer of $15,000. Each director is fully indemnified by NEP GP for actions associated with being a director to the fullest extent permitted under Delaware law under a director indemnification agreement and NEP’s partnership agreement.

The following table sets forth the compensation paid to non-employee directors for service as a member of the board of directors of NEP GP for 2014:

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Byrne(a)	$32,500	$50,000	$—	$—	$—	$—	$82,500
Peter H. Kind(b)	$32,500	$50,000	$—	$—	$—	$—	$82,500
______________________
(a)  Mr. Byrne was granted 1,430 common units in 2014 with a grant date fair value of $50,000.
(b)  Mr. Kind was granted 1,430 common units in 2014 with a grant date fair value of $50,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The common units of NEP represent limited partnership interests in NEP. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them.

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by NEP to own more than five percent of NEP’s 18,690,360 common units outstanding as of January 31, 2015.

Name of Beneficial Owner	Common Units Beneficially Owned(a)	Percentage of Common Units Beneficially Owned(b)
FMR LLC(c)	2,185,764	11.69%
Steadfast Capital Management, LP(d)	1,582,780	8.47%
Adage Capital Partners, L.P.(e)	1,350,700	7.23%
______________________

(a)
The amounts and percentage of units beneficially owned are reported pursuant to the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

(b)
NEE Equity holds non-economic Special Voting Units that provide NEE Equity with an aggregate number of votes on certain matters that may be submitted for a vote of NEP’s unitholders that is equal to the aggregate number of common units of NEP OpCo held by NEE Equity on the relevant record date. As of February 19, 2014, NEE Equity held 74,440,000 Special Voting Units, representing 79.9% of outstanding voting power on matters for which NEE Equity is entitled to vote.

(c)
This information has been derived from a statement on Schedule 13G/A of FMR LLC, filed with the SEC on February 17, 2015, and is as of December 31, 2014. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (Fidelity Funds) advised by Fidelity Management & Research Company (FMR Co), a wholly-owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The address of FMR LLC, Edward C. Johnson 3d and Abigail P. Johnson is 245 Summer Street, Boston, Massachusetts 02210.

(d)
This information has been derived from a statement on Schedule 13G/A of Robert S. Pitts, Jr., Steadfast Capital Management, LP, and the other entities described below, filed with the SEC on February 17, 2015, and is as of December 31, 2014. Robert S. Pitts, Jr. is the controlling Principal of Steadfast Capital Management LP, a Delaware limited partnership (Steadfast Investment Manager) and Steadfast Advisors LP, a Delaware limited partnership (Steadfast Managing General Partner). The Steadfast Managing General Partner has the power to vote and dispose of the securities held by Steadfast Capital, L.P., a Delaware limited partnership (Steadfast Capital). The Investment Manager has the power to vote and dispose of the securities held by American Steadfast, L.P., a Delaware limited partnership (American Steadfast) and Steadfast International Master Fund Ltd., a Cayman Islands exempted company (Offshore Fund). Steadfast Capital owns 64,746 common units. American Steadfast owns 558,792 common units. The Offshore Fund owns 959,242 common units.

The address of each of Mr. Pitts, the Steadfast Investment Manager, the Steadfast Managing General Partner, Steadfast Capital and American Steadfast is 450 Park Avenue, 20th Floor, New York, New York 10022. The address of the Offshore Fund is c/o Appleby Trust (Cayman) Ltd., Clifton House, 75 Fort Street, P.O. Box 1350, George Town, Grand Cayman KY1-1108.

(e)
This information has been derived from a statement on Schedule 13G/A of Adage Capital Partners, L.P and the other entities and individuals described below filed with the SEC on February 17, 2015 and is as of December 31, 2014. Adage Capital Partners, L.P., a Delaware limited partnership (ACP) has the power to dispose of and the power to vote the common units beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (ACPGP). Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (ACA), as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any common units. Mr. Robert Atchinson and Mr. Phillip Gross, as managing members of ACA, have shared power to vote the common units beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly owns any common units. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, ACPGP, ACA, Mr. Atchinson and Mr. Gross may be deemed to beneficially own the units owned by ACP. The address of each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.

Directors and Executive Officers

The following table sets forth information with respect to NEP’s common units owned of record and beneficially as of February 18, 2015, by each director and executive officer of NEP GP and by all directors and executive officers of NEP GP as a group. As of February 18, 2015, the directors and executive officers of NEP GP beneficially owned an aggregate of 252,416 common units (approximately 1.35% of the outstanding common units on such date).

	NextEra Energy Partners, L.P.
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James L. Robo	143,576	*
Susan Davenport Austin	2,510	*
Robert Byrne	7,740	*
Moray P. Dewhurst	25,000	*
Mark E. Hickson	3,430	*
Peter H. Kind	6,440	*
Armando Pimentel, Jr.	10,000	*
Charles E. Sieving	23,358	*
Chris N. Froggatt	5,837	*
Paul I. Cutler	24,525	*
All directors and executive officers as a group (10 persons)	252,416	1.35%
______________________
*    Less than 1%

Equity Compensation Plan Information

In 2014, the board of directors of NEP GP adopted the LTIP. The following table provides certain information as of December 31, 2014 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,297,140
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,297,140

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

NEE indirectly owns and controls NEP GP and appoints all of NEP GP’s officers and directors. NEE Equity, a wholly-owned subsidiary of NEE, owns all of NEP’s Special Voting Units (giving it effective voting control over NEP with respect to certain matters) and a majority of the common units of NEP OpCo.

The following is a summary of certain agreements that NEP entered into with NEE or its affiliates in connection with NEP’s IPO. Because of NEP’s relationship with NEE, the agreements may not be as favorable to NEP as they might have been had NEP negotiated them with an unaffiliated third party. For a discussion of the risks related to NEP’s relationship with NextEra and these agreements, see “Risk Factors - Risks Related to Our Relationship with NextEra.”

Management Services Agreement

NEP, NEP OpCo and NEE Operating GP entered into the MSA on July 1, 2014 with NEE Management, under which:

•
NEE Management provides or arranges for the provision of management, operations and administrative services to NEP and its subsidiaries, including managing their day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, to the extent such services are not otherwise provided under existing operations and maintenance services agreements and ASAs between affiliates of NEE and NEP’s subsidiaries;

•	NEP OpCo pays on NEP’s behalf all operations and maintenance services or other expenses NEP or NEP’s subsidiaries incur; and

•	NEP OpCo makes certain payments to NEE Management based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders.

The MSA does not prohibit NEE or its affiliates from pursuing other business activities or providing services to third parties that compete directly or indirectly with NEP.

NEP OpCo pays NEE Management an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year (calculated prior to the deduction of such fee and other fees paid under the MSA) and $4 million (adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million (adjusted for inflation beginning in 2016) with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year during the prior year exceeded $4 million (adjusted for inflation beginning in 2016). NEE Management is also entitled to receive an IDR Fee based on the hypothetical amount of distributions NEP OpCo would be able to make to its unitholders without giving effect to the IDR Fee as an operating expense. The IDR Fee payments to NEE Management under the MSA will continue for so long as NEP OpCo’s partnership agreement remains in effect, even if the MSA otherwise terminates in accordance with its terms. All fees, expenses, taxes and other costs for which NEP OpCo is required to reimburse NEE Management under the MSA are operating expenditures and, therefore, reduce the cash available for distribution to NEP OpCo’s unitholders, including NEP, in accordance with NEP OpCo’s partnership agreement. For the year ended December 31, 2014, NEP made approximately $1 million in payments under the MSA. There were no reimbursable costs for the year ended December 31, 2013 related to the MSA.

The term of the MSA is twenty years and will automatically renew for successive five-year periods unless NEP OpCo or NEE Management provides written notice that it does not wish for the agreement to be renewed. However, NEP OpCo will be able to terminate the MSA prior to the expiration of its term upon 90 days’ prior written notice of termination to NEE Management upon the occurrence of certain events. The MSA also expressly provides that the agreement may not be terminated by NEP due solely to the poor performance or the underperformance of any of NEP’s operations. NEE Management is also permitted to terminate the MSA upon the occurrence of certain events.

Operations and Maintenance Services Agreements

Affiliates of NEER and certain of NEP’s subsidiaries have entered into operations and maintenance services agreements, pursuant to which such NEER affiliates provide operations and maintenance services to the projects in NEP’s portfolio. A brief description of the operations and maintenance services agreements is provided below.

U.S. Projects

Wind

The U.S. Wind Project Entities entered into operations and maintenance services agreements (the U.S. Wind O&M Agreements) with NEOS, dated as of the following dates:

Party	Date
Elk City Wind, LLC	May 21, 2009
Northern Colorado Wind Energy, LLC	April 12, 2009
Perrin Ranch Wind, LLC	August 23, 2012 (with an effective date of June 29, 2012)
Tuscola Bay Wind, LLC	August 22, 2012
Palo Duro Wind Energy, LLC	October 28, 2014

Pursuant to each U.S. Wind O&M Agreement, NEOS provides customary day-to-day operations and maintenance services. NEOS is required to provide each U.S. Wind Project Entity for its review a proposed annual budget prior to the beginning of each operating year, which budget will be agreed upon between NEOS and the U.S. Wind Project Entity. Each of the U.S. Wind O&M Agreements has a term of 20 years, which will be automatically extended for an additional five-year period unless prior notice is provided to NEOS that the applicable U.S. Wind Project Entity does not wish the term to be extended. Each U.S. Wind O&M Agreement contains customary termination provisions.

In consideration for the performance of operations and maintenance services, NEOS receives a fixed annual fee paid in monthly installments. The annual fee for each project was $1,250 for each MW of nameplate capacity for the first year of the term of the applicable U.S. Wind O&M Agreement and is adjusted annually based on the U.S. Consumer Price Index (U.S. CPI). In addition to the fixed annual fee, NEOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NEOS in the performance of its duties. Each of the U.S. Wind O&M Agreements also requires that the applicable U.S. Wind Project Entity provide, or pay for costs incurred by NEOS, for utility services provided to the project. For the years ended December 31, 2014, 2013 and 2012, NEOS received a total of approximately $623,000, $632,000 and $409,000, respectively, in compensation under the U.S. Wind O&M Agreements.

Solar

Genesis Solar, LLC entered into an operations and maintenance services agreement (the Genesis O&M Agreement), dated as of August 22, 2011, with NEOS. The Genesis O&M Agreement has a term of 30 years, which will be automatically extended for an additional five-year period unless Genesis Solar, LLC provides prior notice to NEOS that it does not wish the term to be extended. NEOS provides all customary day-to-day operations and maintenance services. NEOS must provide to Genesis Solar, LLC for its review a proposed annual budget prior to the beginning of each operating year, which budget will be agreed between NEOS and Genesis Solar, LLC. The Genesis O&M Agreement contains customary termination provisions.

In consideration for the performance of operations and maintenance services, NEOS receives a fixed annual fee paid in monthly installments. The annual fee was $1,000,000 in 2013 and is adjusted annually based on the U.S. CPI. In addition to the fixed annual fee, NEOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NEOS in the performance of its duties. The Genesis O&M Agreement also requires that Genesis Solar, LLC provide, or pay for costs incurred by NEOS, for utility services provided to the Genesis project. For the years ended December 31, 2014, 2013 and 2012, NEOS received a total of approximately $1,004,000, $0 and $0, respectively, in compensation under the Genesis O&M Agreement.

Canadian Projects

Each of the Canadian Project Entities entered into an operations and maintenance services agreement (the Canadian O&M Agreements) with NECOS, dated as of the following dates:

Party	Date
Conestogo Project Entity	November 16, 2012
Summerhaven Project Entity	August 2, 2013
Sombra Project Entity	April 27, 2012
Moore Project Entity	April 27, 2012
Bluewater Project Entity	June 10, 2014

Pursuant to each Canadian O&M Agreement, NECOS provides all customary day-to-day operations and maintenance services. NECOS must provide each Canadian Project Entity for its review a proposed annual budget prior to the beginning of each operating year, which budget will be agreed upon between NECOS and the applicable Canadian Project Entity. The Canadian O&M Agreement for each of Moore and Sombra has a term of 25 years and the Canadian O&M Agreement for each of Summerhaven, Conestogo and Bluewater has a term of 20 years. The initial term for each Canadian O&M Agreement will be automatically extended for an additional five-year period unless the applicable Canadian Project Entity provides prior notice to NECOS that it does not wish the term to be extended. Each Canadian Project Entity or NECOS may terminate the applicable Canadian O&M Agreement if there is a material default by the other party that is not cured during the applicable cure period. In addition, each Canadian O&M Agreement contains customary termination provisions.

In consideration for the performance of operations and maintenance services, NECOS will receive an annual fee, paid in monthly installments, as full compensation for all costs NECOS incurs in supporting the project (other than reimbursable costs). The annual fee was CAD $1,250 for NEP’s Canadian wind and solar projects, respectively, for each MW of nameplate capacity for the first year of the term of the applicable Canadian O&M Agreement and is adjusted annually based on Canada’s Consumer Price Index. In addition to the fixed annual fee, NECOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NECOS in the performance of its duties. The aforementioned costs are reimbursable to the extent set forth in an annual budget approved by the applicable Canadian Project Entity and NECOS or otherwise approved by the Canadian Project Entity prior to the incurrence of such costs. For the years ended December 31, 2014, 2013 and 2012, NECOS received a total of approximately $256,000, $142,000 and $25,000, respectively, in compensation under the Canadian O&M Agreements.

Administrative Services Agreements

Affiliates of NEER and certain of NEP’s subsidiaries have entered into ASAs, pursuant to which such NEER affiliates provide administrative services to the projects in NEP’s portfolio. A brief description of such ASAs is provided below.

U.S. Projects

Each of the U.S. Project Entities, Canyon Wind, Mountain Prairie and Genesis Solar Funding, LLC entered into an ASA (the U.S. Project ASAs) with NEER. Pursuant to the U.S. Project ASAs, NEER provides customary administrative services for the projects. Each of the U.S. Project ASAs, except the U.S. Project ASA for each of Genesis Solar, LLC and Genesis Solar Funding LLC, has a term of 20 years, which will be extended for additional five-year periods, unless the applicable U.S. Project Entity or Canyon Wind or Mountain Prairie, as applicable, informs NEER in writing that it does not intend to extend the term of the agreement. The U.S.

Project ASA for each of Genesis Solar, LLC and Genesis Solar Funding, LLC has a term of 25 years, which will be extended for an additional five-year period, unless Genesis Solar, LLC or Genesis Solar Funding LLC, respectively, informs NEER in writing that it does not intend to extend the term of the agreement. Each U.S. Project ASA contains customary termination provisions.

In consideration for the performance of the services, NEER will receive an annual fee, which will be the full and complete compensation for all costs incurred by NEER in performing administrative services, except for all out of pocket expenses for which NEER is entitled to reimbursement from the U.S. Project Entity or Canyon Wind, Mountain Prairie or Genesis Solar Funding, LLC. The effective date and annual fee payable under each of the U.S. Project ASAs in 2014 was:

Party	Date of Agreement	Annual Fee
Genesis Solar, LLC	August 22, 2011	$125,000
Elk City Wind, LLC	May 21, 2009, and amended as of February 22, 2010	$122,000
Northern Colorado Wind Energy, LLC	April 10, 2009	$120,000
Perrin Ranch Wind, LLC	August 23, 2012, with an effective date of June 29, 2012	$128,000
Tuscola Bay Wind, LLC	August 23, 2012	$128,000
Canyon Wind	August 23, 2012	$128,000
Mountain Prairie Wind	February 22, 2010	$125,000
Genesis Solar Funding, LLC	June 13, 2014	$1
Palo Duro Wind Energy, LLC	October 28, 2014	$125,000

These amounts are adjusted annually based on the U.S. CPI in each case. For the years ended December 31, 2014, 2013 and 2012, NEER received a total of approximately $836,000, $818,000 and $488,000, respectively, in compensation under the U.S. Project ASAs, which includes payments in respect of administrative fees and reimbursement for expenses.

Canadian Projects

Other than the Bluewater Project Entity, each of the Canadian Project Entities, St. Clair Holding and Trillium entered into an ASA with NEEC as of the following applicable date, which was subsequently assigned by NEEC to NECOS in May 2014, and the Bluewater Project Entity entered into an ASA with NECOS (the Canadian ASAs). Pursuant to the Canadian ASAs, NECOS provides customary administrative services for the projects. In June 2014, St. Clair LP was added as a party to the ASA with respect to St. Clair Holding and will receive administrative services from NECOS on the same terms and conditions pursuant to which St. Clair Holding receives administrative services from NECOS thereunder. Each of the Canadian ASAs has a term of 20 years, which may be automatically extended for additional five-year periods, unless the Canadian Project Entity, the St. Clair Entities, or Trillium, as the case may be, informs NECOS in writing that it does not intend to extend the term of the agreement. Each Canadian ASA contains customary termination provisions.

In consideration for the performance of the services, NECOS will receive an annual fee, which will be the full and complete compensation for all costs incurred by NECOS in performing administrative services, except for all out of pocket expenses for which NECOS is entitled to reimbursement from the Canadian Project Entity, the St. Clair Entities and Trillium. The annual fee payable under each of the Canadian ASAs is:

Party	Date of Agreement	Annual Fee
Summerhaven Project Entity	September 13, 2013	CAD $150,000
Conestogo Project Entity	September 13, 2013	CAD $150,000
Moore Project Entity	April 27, 2012	CAD $125,000
Sombra Project Entity	April 27, 2012	CAD $125,000
St. Clair Entities	April 27, 2012 (St. Clair LP was added as a party on June 13, 2014)	CAD $125,000
Trillium	December 12, 2013	CAD $150,000
Bluewater Project Entity	June 10, 2014	CAD $125,000

For the years ended December 31, 2014, 2013 and 2012, NEEC received a total of approximately $684,000, $614,000 and $232,000, respectively, in compensation under the Canadian ASAs, which includes payments in respect of administrative fees and reimbursement for expenses.

Shared Facilities Agreements

Northern Colorado

Northern Colorado Wind Energy, LLC entered into an Amended and Restated Shared Facilities Agreement (the Northern Colorado SFA) dated March 11, 2010, with PLI, Logan Wind and Peetz Table. PLI, Logan Wind and Peetz Table are each indirect subsidiaries of NEE. The Northern Colorado SFA will continue in effect until terminated by mutual agreement of the parties or without further action by any party on the date that all parties or their successors and assigns permanently cease operation of the applicable projects for the production or transmission of energy. Northern Colorado Wind Energy, LLC is granted the right to access and use certain shared transmission facilities. Such right of access and use may be restricted or suspended if a force majeure event occurs that prevents a party from fulfilling its obligations (other than payment obligations) under the Northern Colorado SFA or a material breach occurs that is not cured within 30 days after the breaching party receives notice from any other party of such breach. If the membership interests of Peetz Table, Logan, Northern Colorado Wind Energy, LLC and PLI are not at least 50% beneficially owned by the same indirect or direct parent, the parties are required to (1) negotiate and implement a mutually acceptable ownership structure for the shared facilities that allows for the common ownership of such facilities; and (2) execute a mutually agreeable agreement that recognizes such common ownership and satisfies any applicable regulatory requirements. If a change in law or regulations necessitates an amendment of the Northern Colorado SFA, the parties are required to negotiate a mutually agreeable amendment.

The costs and expenses incurred in the operation and maintenance of the shared facilities are shared equally among Peetz Table, Logan, Northern Colorado Wind Energy, LLC and PLI. Northern Colorado Wind Energy, LLC is not required to pay any fees in addition to such costs and expenses. For the years ended December 31, 2014, 2013 and 2012, Northern Colorado Wind’s share of such costs and expenses was approximately $70,000, $71,000 and $103,000, respectively.

Genesis

Genesis Solar, LLC entered into a Shared Facilities Agreement (the Genesis SFA), dated August 12, 2011, with NextEra Desert Center Blythe, LLC and McCoy Solar, LLC, each of which is an indirect subsidiary of NEE. The Genesis SFA will continue in effect until terminated. Genesis Solar, LLC is granted the right to access and use certain shared transmission facilities. Such right of access and use may be restricted or suspended if a force majeure event occurs that prevents a party from fulfilling its obligations (other than payment obligations) under the Genesis SFA or a material breach occurs that is not cured within 30 days after the breaching party receives notice from any other party of such breach. If a change in law or regulations necessitates an amendment of the Genesis SFA, to satisfy any regulatory requirements, the parties are required to negotiate a mutually agreeable amendment.

The costs of operating and maintaining the Genesis shared facilities are shared equally between Genesis Solar, LLC and McCoy Solar, LLC, each of which owns a fifty percent membership interest in the entity that owns the shared facilities (NextEra Desert Center Blythe, LLC). Each of Genesis Solar, LLC and McCoy Solar, LLC is liable for its respective costs. Genesis share of such costs and expenses under the Genesis SFA was less than $1 million for the years ended December 31, 2014 and 2013. There were no costs incurred in 2012.

Bluewater

The Bluewater Project Entity entered into a Shared Facilities Agreement (the Bluewater SFA), dated June 10, 2014, with Goshen Wind, LP, an indirect subsidiary of NEE. The Bluewater SFA will continue in effect until terminated. Goshen Wind, LP is granted the right to access and use the operations and maintenance building and warehouse leased by the Bluewater Project Entity for Bluewater and certain equipment owned or used by the Bluewater Project Entity. The right of access to and use of such building and equipment is granted to the extent Goshen Wind, LP’s access and use do not (i) limit in any material respect the Bluewater Project Entity’s ability to perform its obligations under any agreement it has entered into or (ii) adversely affect the operations or profitability of the Bluewater Project Entity in any material respect. If the membership interests of the Bluewater Project Entity and Goshen Wind, LP are not at least 50% beneficially owned by the same indirect or direct parent, the parties are required to negotiate and implement a mutually acceptable ownership structure for the shared facilities that allows for the common ownership of such facilities; and execute a mutually agreeable agreement that recognizes such common ownership. If a change in law or regulations necessitates an amendment of the Bluewater SFA, to satisfy any regulatory requirements, the parties are required to negotiate a mutually agreeable amendment.

Forty percent of the costs of operating and maintaining the shared facilities are allocated to the Bluewater Project Entity and 60% of such costs are allocated to Goshen Wind, LP. For the year ended December 31, 2014, Bluewater's share of such cost was less than $1 million. For the years ended December 31, 2013 and 2012, Bluewater did not have any costs operating, maintaining and insuring the shared facilities.

Palo Duro

Palo Duro Wind Energy, LLC entered into an Amended and Restated Shared Facilities Agreement (the Palo Duro SFA) dated October 21, 2014, with Palo Duro Wind Interconnection Services, LLC and Palo Duro Wind Energy II, LLC. Palo Duro Wind Energy II, LLC is an indirect subsidiary of NEE. Palo Duro Wind Energy, LLC and Palo Duro Wind Energy II, LLC own 88% and 12%, respectively of the membership interest in Palo Duro Wind Interconnection Services, LLC. The Palo Duro SFA will continue in effect until terminated by mutual agreement of the parties or without further action by any party on the date that all parties or their successors and assigns permanently cease operation of the applicable projects for the production or transmission of energy. Palo Duro Wind Energy, LLC is granted the right to access and use certain shared transmission facilities.

A party’s right of access and use may be restricted or suspended if a force majeure event occurs that prevents a party from fulfilling its obligations (other than payment obligations) under the Palo Duro SFA or a material breach occurs that is not cured within 30 days after the breaching party receives notice from any other party of such breach. If a change in law or regulations necessitates an amendment of the Palo Duro SFA, the parties are required to negotiate a mutually agreeable amendment.

The costs and expenses of the operation and maintenance of the shared facilities are allocated 100% to Palo Duro Wind Energy, LLC until such time as the project owned by Palo Duro Wind Energy II, LLC is energized, and on an 88% / 12% basis thereafter.

Transmission Services Agreement

Northern Colorado Wind Energy, LLC entered into an Amended and Restated Transmission Services Agreement dated January 18, 2010 (the Northern Colorado TSA), with PLI. The Northern Colorado TSA will continue in effect until December 31, 2032 and will be automatically extended for successive one-year periods unless Northern Colorado Wind Energy, LLC provides prior notice to PLI that it does not wish the term to be automatically extended. Pursuant to the agreement, PLI provides transmission service for Northern Colorado from PLI’s transmission line to the PSCo transmission system. Northern Colorado Wind Energy, LLC pays PLI a monthly transmission service charge to compensate PLI for operating and maintaining the transmission line. Northern Colorado Wind Energy, LLC also reimburses PLI for any sales or use taxes payable by PLI with respect to the transmission services performed under the Northern Colorado TSA. For the years ended December 31, 2014, 2013 and 2012, PLI received a total of approximately $2.1 million, $2.1 million and $2.3 million, respectively, in compensation under the Northern Colorado TSA.

Either party to the Northern Colorado TSA may terminate the Northern Colorado TSA upon the other party’s payment default or failure to perform any other material term in the Northern Colorado TSA that is not cured during the applicable cure period and the later of: (i) after notice is given; or (ii) filing with FERC of a notice of termination.

New Project Adverse Effect Agreement

Perrin Ranch Wind, LLC and Tuscola Bay Wind, LLC each entered into a New NextEra Energy Resources Project Adverse Effect Agreement, dated September 27, 2012, with NEER (collectively, the “Adverse Effect Agreements). Under the Adverse Effect Agreements, each of Perrin Ranch Wind, LLC and Tuscola Bay Wind, LLC agrees that NEER or any of NEER’s affiliates may construct a new wind farm or expand an existing wind farm (i) located within 2.5 miles of any of its project’s wind turbines; or (ii) which has the right to use any transmission, interconnection or other facilities of its project (a “New NextEra Project), provided that if it is determined by a curtailment consultant that such New NextEra Project will have a detrimental effect on Perrin Ranch or Tuscola Bay, as applicable, upon the commencement of operations of such New NextEra Project, the New NextEra Project will agree to be curtailed prior to any required curtailment of Perrin Ranch or Tuscola Bay, as applicable. NEER has also agreed that prior to the transfer to a non-affiliate of any direct or indirect interest in an affiliate of NEER that has the right to construct a New NextEra Project, the non-affiliate will be required to become a party to the applicable Adverse Effect Agreement.

Genesis Technical Support and Services Agreement

Genesis Solar, LLC entered into a Technical Support and Services Agreement, dated August 22, 2011, with NEER (the Genesis Technical Support and Services Agreement). The agreement may be terminated by either party at any time by giving the other party prior written notice of the effective date of the termination. Pursuant to the agreement, NEER arranges for the provision of services performed by third parties; pays for other incidental expenses incurred in connection with the provision of services, for which expenses it is reimbursed; provides project siting and development services; provides engineering services; and provides construction and construction management services. NEER is reimbursed for the actual cost of all third party and other services provided. For the years ended December 31, 2014, 2013 and 2012, the amount paid to NEER under the Genesis Technical Support and Services Agreement was $49 million, $214 million and $105 million, respectively, consisting of reimbursements for third-party expenses and the cost of services provided.

Cash Sweep and Credit Support Agreement

NEER and certain of its affiliates have provided credit support (letters of credit and guarantees) to, among other persons, Energy Sale Counterparties, interconnection providers, permitting authorities and lenders to NEP’s subsidiaries to satisfy contractual and permit obligations of NEP’s subsidiaries, to substitute for cash reserves they are required to maintain and to facilitate NEE’s cash management practices. NEP OpCo has entered into the CSCS agreement with NEER, under which:

•
NEER provides certain existing limited credit support on behalf of NEP’s subsidiaries for the projects in its portfolio and, upon NEP OpCo’s request and at NEER’s option, may agree to provide credit support on behalf of any projects NEP may acquire in the future on similar terms, and NEP OpCo will reimburse NEER to the extent NEER or its affiliates are required to make payments under such credit support or to post cash collateral, subject to certain exceptions; and

•
when the projects in NEP’s portfolio receive revenues or when NEP OpCo receives distributions from NEP’s subsidiaries, NEER or one of its affiliates borrow excess funds from NEP’s subsidiaries, including NEP OpCo, and hold them in an account of NEER or one of its affiliates for the benefit of NEER and its affiliates until such funds are required to fund distributions or pay NEP’s subsidiaries’ expenses or NEP OpCo otherwise demands the returns of such funds.

NEP OpCo pays NEER an annual credit support fee that is based on NEE’s borrowing costs and that initially is projected to be approximately $1.8 million, subject to adjustment. The fee is calculated as a fixed percentage of the aggregate amount of continuing credit support provided by NEER or its affiliates to NEP’s subsidiaries, excluding credit support for which NEP’s subsidiaries do not have reimbursement obligations as described above. If the aggregate amount of such credit support by NEER or its affiliates increases or decreases, the credit support fee will be adjusted accordingly as determined in good faith by NEER. The credit support fee under the CSCS agreement is an operating expenditure and, therefore, reduces the cash available for distribution to its unitholders, including NEP, in accordance with NEP OpCo’s partnership agreement.

The term of the CSCS agreement is ten years and will automatically renew for successive five-year periods unless NEP OpCo or NEER provides written notice that it does not wish for the agreement to be renewed. However, in certain limited circumstances NEP OpCo is permitted to terminate the CSCS agreement prior to the expiration of its term upon 90 days’ prior written notice of termination to NEER. In certain limited circumstances, NEER is permitted to terminate the CSCS agreement upon 180 days’ prior written notice of termination to NEP.

ROFO Agreement

Under the ROFO Agreement, NEER has granted NEP OpCo and its affiliates a right of first offer on any proposed sale of any of the NEER ROFO Projects for a period of six years from June 30, 2014. This right of first offer does not apply to a merger of NEER with or into, or sale of substantially all of NEER’s assets to, an unaffiliated third party, any sale of any NEER ROFO Project following which NEER continues to hold directly or indirectly 100% of the ownership interests in and maintains control over such NEER ROFO Project or any sale of NEE Equity’s or its affiliates’ direct or indirect interests in NEP OpCo. However, NEER is not obligated to sell the NEER ROFO Projects and, therefore, NEP does not know when, if ever, these projects will be offered to NEP OpCo. Even if an offer is made to NEP OpCo, NEP OpCo and NEER may not reach an agreement on the terms for the sale of the applicable NEER ROFO Project.

Licensing Agreements

Under the U.S. Licensing Agreement, NEE has granted to NEP a limited, personal, non-exclusive, non-transferable, non-assignable license to use the names “NextEra” and “NextEra Energy” in the U.S. Under the Canadian Licensing Agreement, NECIP will grant to NEEC a limited, personal, non-exclusive, non-transferable, non-assignable license to use the names “NextEra” and “NextEra Energy” in Canada. Other than under these limited licenses, neither NEP nor NEEC nor any of their respective subsidiaries will have a legal right to use such names. The Licensing Agreements can be amended only by written agreement of all parties to such agreements.

Registration Rights Agreement

NEP has entered into a registration rights agreement with NEE and certain of its affiliates, including NEE Equity, under which NEE and its affiliates will be entitled to demand registration rights, including the right to demand that a shelf registration statement be filed, and “piggyback” registration rights, for NEP’s common units that it owns or acquires, including through the exchange of NEE Equity’s common units of NEP OpCo for NEP’s common units in accordance with the Exchange Agreement.

Exchange Agreement

NEP entered into the Exchange Agreement with NEP OpCo and NEE Equity, under which NEE Equity can tender NEP OpCo units for redemption to NEP OpCo after the expiration of the purchase price adjustment period. NEE Equity has the right to receive, at its election, either common units of NEP or a cash amount equal to the net proceeds from the sale by NEP of an equivalent number of NEP’s common units issued to fund such redemption; provided that NEP OpCo will only be required to pay the cash amount to the extent it has received corresponding capital contributions from NEP, although the Exchange Agreement does not require NEP to make such capital contributions. In addition, NEP has the right but not the obligation, to directly purchase such tendered common units for, subject to the approval of NEP’s conflicts committee, cash or NEP’s common units. The Exchange Agreement also provides that, subject to certain exceptions, NEE Equity does not have the right to exchange its NEP OpCo units if NEP OpCo or NEP determines that such exchange would be prohibited by law or regulation or would violate other agreements to which NEP may be subject, and NEP OpCo and NEP may impose additional restrictions on exchange that either party determines necessary or advisable so that NEP are not treated as a “publicly traded partnership” for U.S. federal income tax purposes.

If NEE Equity elects to receive NEP’s common units in exchange for NEE Equity’s tendered NEP OpCo units, the exchange will be on a one-for-one basis, subject to adjustment in the event of splits or combinations of units, distributions of warrants or other unit purchase rights, specified extraordinary distributions and similar events. If NEE Equity elects to receive cash in exchange for NEE Equity’s tendered NEP OpCo units, or if NEP exercises its right to purchase tendered NEP OpCo units for cash, the amount of cash payable will be based on the net proceeds received by NEP in a sale of an equivalent number of NEP’s common units.

Purchase Agreement

NEP entered into the purchase agreement with NEE Equity, under which NEP used $288.3 million of the proceeds of its initial public offering to purchase 12,291,593 of NEP OpCo’s common units from NEE Equity. The purchase agreement provides for certain payments to NEP in quarters in which NEP OpCo does not make distributions on its common units at least equal to the minimum quarterly distribution until certain conditions are satisfied as set forth in the purchase agreement. The aggregate amount of such payments cannot exceed the product of the number of NEP OpCo common units NEP purchased from NEE Equity under the purchase agreement multiplied by the initial public offering price.

Palo Duro Acquisition

On January 9, 2015, Palo Duro Wind Portfolio, LLC (Palo Duro), an indirect wholly-owned subsidiary of NEP OpCo, completed its acquisition of 100% of the membership interests of Palo Duro Wind Project Holdings, LLC, which indirectly owns the Palo Duro wind facility, an approximately 250 MW wind generating facility located in Hansford and Ochiltree Counties, Texas, from Palo Duro Wind Holdings SellCo, LLC, an indirect wholly-owned subsidiary of NEE, pursuant to a purchase and sale agreement dated October 30, 2014. In exchange for the Palo Duro Wind Facility, Palo Duro paid a total purchase price of approximately $228 million in cash consideration, excluding post-closing working capital and other adjustments, and assumed a differential membership liability of approximately $248 million. The cash purchase price was funded with cash on hand and a draw by NextEra Energy US Partners Holdings, LLC on its existing revolving credit facility.

Shafter Acquisition

On October 30, 2014, Shafter Solar Holdings, LLC, an indirect wholly-owned subsidiary of NEP OpCo, entered into a purchase and sale agreement with Shafter Solar SellCo, LLC, an indirect wholly-owned subsidiary of NEER. Pursuant to the terms of the agreement, Shafter Solar Holdings, LLC agreed to acquire 100% of the membership interests of Shafter Solar, LLC, which owns the development rights and facilities under construction of an approximately 20 MW solar generating facility located in Shafter, California for approximately $64 million, subject to customary working capital and other adjustments. Shafter Solar Holdings, LLC expects the transaction to close in the first quarter of 2015, and intends to fund the purchase price through a combination of cash on hand and a draw by NextEra Energy US Partners Holdings, LLC on the existing revolving credit facility.

Procedures for Review, Approval and Ratification of Related-Person Transactions

The conflicts committee of NEP GP’s board of directors reviews and approves related person transactions to the extent required by the NEP limited partnership agreement or to the extent that NEP GP’s board of directors seeks the approval of the conflicts committee.
The management of NEP GP is charged with primary responsibility for determining whether, based on the facts and circumstances, a proposed transaction is a related person transaction. For the purposes of this determination, (1) a related person includes any director or executive officer of NEP GP, any nominee for director of NEP GP, any unitholder known to NEP to be the beneficial owner of more than 5% of any class of NEP’s voting securities, and any immediate family member of any such person and (2) a related person transaction includes any transaction, since the beginning of NEP’s last fiscal year, or any currently proposed transaction, in which NEP was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.
If, after weighing all of the facts and circumstances, management determines that a proposed transaction is a related person transaction, management must present the proposed transaction to NEP GP’s board of directors for review or, if impracticable under the circumstances, to the chairman of the board. The board of directors must then either approve or reject the transaction. NEP GP’s board of directors may, but is not required to, seek the approval of the conflicts committee for the resolution of any related person transaction.
In addition, certain transactions must be referred to the conflicts committee pursuant to the terms of NEP’s limited partnership agreement and the conflict committee’s charter. The conflicts committee charter is available on NEP’s web site.
Director Independence

The NYSE does not require a listed publicly traded limited partnership, such as NEP, to have a majority of independent directors on the board of directors of NEP GP. For a discussion of the independence of the members of the board of directors of NEP GP, please see Item 10 - Directors, Executive Officers and Corporate Governance-Management of NEP.

Item 14.  Principal Accounting Fees and Services

The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), for the fiscal year ended December 31, 2014.

2014
Audit Fees(a)	$1,078,500
Audit-Related Fees(b)	381,500
Tax Fees	—
All Other Fees	—
Total Fees	$1,460,000
______________________

(a)
Audit fees consist of fees billed for professional services rendered for the audit of NEP's annual consolidated financial statements for the fiscal year and the reviews of the financial statements included in Quarterly Reports on Form 10-Q during the fiscal year.

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of NEP's consolidated financial statements and are not reported under audit fees. These fees primarily related to audits of subsidiary (non-SEC registrant) financial statements and internal control reviews.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the audit committee charter and the audit committee’s pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the audit committee. Audit and audit-related services specifically identified in an appendix to the pre-approval policy for which the fee is expected to be $250,000 or less are pre-approved by the audit committee each year. This pre-approval allows management to obtain the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the audit committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the audit committee prior to commencement of such service. In addition, the audit committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The audit committee has delegated to the chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the audit committee, provided any such decision is presented to the audit committee at its next regularly scheduled meeting.

The audit committee has determined that the non-audit services provided by Deloitte & Touche during 2014 were compatible with maintaining that firm’s independence.

NO INCORPORATION BY REFERENCE

In NEP’s filings with the SEC, information is sometimes “incorporated by reference.” This means that NEP is referring you to information that has previously been filed with the SEC and the information should be considered as part of the particular filing. As provided under SEC rules, the “Compensation Committee Report” contained in this Annual Report on Form 10-K specifically is not incorporated by reference into any other filings with the SEC. In addition, this Annual Report on Form 10-K includes website addresses. These website addresses are intended to provide inactive, textual references only. The information on these websites is not part of this Annual Report on Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	49
		Consolidated Statements of Income	50
		Consolidated Statements of Comprehensive Income	51
		Consolidated Balance Sheets	52
		Consolidated Statements of Changes in Equity	53
		Consolidated Statements of Cash Flows	54
		Notes to Consolidated Financial Statements	55-68

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description
2.1	Purchase and Sale Agreement by and between Palo Duro Wind Holdings SellCo, LLC and Palo Duro Wind Portfolio, LLC, dated as of October 30, 2014
3.1*	First Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 3.1 to Form 8‑K dated July 1, 2014, File No. 1-36518)
3.2*	First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of July 1, 2014 (filed as Exhibit 3.2 to Form 8‑K dated July 1, 2014, File No. 1-36518)
3.3	Certificate of Limited Partnership of NextEra Energy Partners, LP
3.4	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP
3.5	Certificate of Incorporation of NextEra Energy Partners GP, Inc.
3.6	Bylaws of NextEra Energy Partners GP, Inc.
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
10.7*
Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.7 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.7(a)
First Amendment to Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders and the lenders party thereto, dated as of December 11, 2014

10.8*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.9*
Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of July 1, 2014 (filed as Exhibit 10.9 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.10	Form of NextEra Energy Partners, GP, Inc. Indemnity Agreement
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners GP, Inc.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners GP, Inc.
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
____________________

*	Incorporated herein by reference.

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

Date:  February 20, 2015

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

JAMES L. ROBO
James L. Robo Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with NextEra Energy Partners GP, Inc. and on the date indicated.

Signature and Title as of February 20, 2015:

SUSAN DAVENPORT AUSTIN	MARK E. HICKSON
Susan Davenport Austin Director	Mark E. Hickson Senior Vice President, Strategy and Corporate Development and Director

ROBERT BYRNE	PETER H. KIND
Robert Byrne Director	Peter H. Kind Director

MORAY P. DEWHURST	ARMANDO PIMENTEL, JR.
Moray P. Dewhurst Chief Financial Officer and Director (Principal Financial Officer)	Armando Pimentel, Jr. President and Director
CHRIS N. FROGGATT	CHARLES E. SIEVING
Chris N. Froggatt Controller and Chief Accounting Officer (Principal Accounting Officer)	Charles E. Sieving General Counsel and Director