Form 10-K/A
period 2014-12-31
NextEra Energy Partners, LP
filed 2015-02-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A, Amendment No. 1 (Amendment No. 1) is being filed by NextEra Energy Partners, LP (NEP) to add two beneficial owners in Item 12 - Owners of More than Five Percent of Outstanding Units that were not included in NEP’s Form 10-K filed on February 20, 2015 (Form 10-K). This Amendment No. 1 should be read in conjunction with NEP’s Form 10-K, and except as specifically set forth herein, this Amendment No. 1 does not amend or update NEP’s Form 10-K.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by NEP to own more than five percent of NEP’s 18,690,360 common units that are outstanding as of January 31, 2015.

Name of Beneficial Owner	Common Units Beneficially Owned(a)	Percentage of Common Units Beneficially Owned(b)
FMR LLC(c)	2,185,764	11.69%
Steadfast Capital Management, LP(d)	1,582,780	8.47%
Adage Capital Partners, L.P.(e)	1,350,700	7.23%
RidgeWorth Capital Management LLC(f)	1,201,100	6.43%
Energy Income Partners, LLC(g)	1,104,100	5.91%
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

(c)
This information has been derived from a statement on Schedule 13G/A of FMR LLC, filed with the SEC on February 13, 2015, and is as of December 31, 2014. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman and the President of FMR LLC. Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

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

(f)
This information has been derived from a statement on Schedule 13G of RidgeWorth Capital Management LLC below filed with the SEC on February 12, 2015 and is as of December 31, 2014. RidgeWorth Capital Management LLC is the parent company of Ceredex Value Advisors LLC. RidgeWorth Capital Management LLC is a Delaware limited liability company; Ceredex Value Advisors LLC is a Delaware limited liability company. The address of RidgeWorth Capital Management LLC is 3333 Piedmont Road NE, Suite 1500, Atlanta, GA 30305.

(g)
This information has been derived from a statement on Schedule 13G of Energy Income Partners, LLC and the other entities and individuals described below filed with the SEC on February 17, 2015 and is as of December 31, 2014. James J. Murchie and Eva Pao are the portfolio managers with respect to portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Energy Income Partners, LLC is a Delaware limited liability company. The address of each of Energy Income Partners, LLC, Mr. Murchie, Ms. Pao, Ms. Longville and Mr. Ballesteros is 49 Riverside Avenue, Westport, Connecticut 06880.

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
______________________
*    Less than 1%

Equity Compensation Plan Information

In 2014, the board of directors of NEP GP adopted the LTIP. The following table provides certain information as of December 31, 2014 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,297,140
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,297,140

Item 15.  Exhibits, Financial Statement Schedules

Page(s)
(a)	1.	Financial Statements
		Report of Independent Registered Public Accounting Firm	**
		Consolidated Statements of Income	**
		Consolidated Statements of Comprehensive Income	**
		Consolidated Balance Sheets	**
		Consolidated Statements of Changes in Equity	**
		Consolidated Statements of Cash Flows	**
		Notes to Consolidated Financial Statements	**

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description
2.1**	Purchase and Sale Agreement by and between Palo Duro Wind Holdings SellCo, LLC and Palo Duro Wind Portfolio, LLC, dated as of October 30, 2014
3.1*	First Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 3.1 to Form 8‑K dated July 1, 2014, File No. 1-36518)
3.2*	First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of July 1, 2014 (filed as Exhibit 3.2 to Form 8‑K dated July 1, 2014, File No. 1-36518)
3.3**	Certificate of Limited Partnership of NextEra Energy Partners, LP
3.4**	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP
3.5**	Certificate of Incorporation of NextEra Energy Partners GP, Inc.
3.6**	Bylaws of NextEra Energy Partners GP, Inc.
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
10.7*
Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.7 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.7(a)**
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

10.10**	Form of NextEra Energy Partners, GP, Inc. Indemnity Agreement
21**	Subsidiaries of NextEra Energy Partners, LP
23**	Consent of Independent Registered Public Accounting Firm
31(a)**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners GP, Inc.

Exhibit Number	Description
31(b)**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners GP, Inc.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners GP, Inc.
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners GP, Inc.
32**	Section 1350 Certification of NextEra Energy Partners, LP
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.PRE**	XBRL Presentation Linkbase Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
____________________

*	Incorporated herein by reference.

**	Previously filed with NEP's Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 23, 2015

NEXTERA ENERGY PARTNERS, LP (Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

CHARLES E. SIEVING
Charles E. Sieving General Counsel

5