Form 10-Q
period 2015-03-31
NextEra Energy Partners, LP
filed 2015-05-01
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of March 31, 2015:  18,697,890

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreements
BLM	U.S. Bureau of Land Management
Bluewater	wind project located in Huron County, Ontario, Canada
CITC	Convertible Investment Tax Credit
COD	commercial operation date
Conestogo	wind project located in Wellington County, Ontario, Canada
CSCS agreement	cash sweep and credit support agreement
FASB	Financial Accounting Standards Board
FIT	Feed-in-Tariff
Genesis	solar project held by Genesis Solar, LLC, a limited liability company formed under the laws of the State of Delaware, that is composed of Genesis Unit 1 and Genesis Unit 2
Genesis Unit 1	Genesis Unit 1 utility-scale solar generating facility located in Riverside County, California
Genesis Unit 2	Genesis Unit 2 utility-scale solar generating facility located in Riverside County, California
GWh	gigawatt-hour(s)
IESO	Independent Electricity System Operator
IPO	initial public offering
IPP	independent power producer
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEE Operating GP	NextEra Energy Operating Partners GP, LLC
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NOLs	net operating losses
Northern Colorado	wind project located in Logan County, Colorado, that is held by Northern Colorado Wind Energy, LLC
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Palo Duro	wind project located in Hansford and Ochiltree Counties, Texas, that is held by Palo Duro Wind Energy, LLC
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
Prospectus	NEP’s prospectus filed with the SEC on June 26, 2014
RESOP	Renewable Energy Standard Offer Program
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Shafter	solar project under construction located in Shafter, California, that is held by Shafter Solar, LLC
Summerhaven	wind project located in Haldimand County, Ontario, Canada
U.S.	United States of America
U.S. Project Entities	U.S. Wind Project Entities together with Genesis Solar, LLC

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 1 for a description of the noncontrolling interest in NEP OpCo.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the federal securities laws. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as result, are expected to, will continue, is anticipated, aim, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEP's operations and financial results, and could cause NEP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEP in this Form 10-Q, in presentations, on its website, in response to questions or otherwise.

Operational Risks

•	NEP has a limited operating history and its projects may not perform as expected.

•	NEP's ability to make cash distributions to its unitholders is affected by wind and solar conditions at its projects.

•	Operation and maintenance of energy projects involve significant risks that could result in unplanned power outages or reduced output.

•
The wind turbines at some of NEP's projects and at some of NEER's right of first offer projects (ROFO Projects) are not generating the amount of energy estimated by their manufacturers' original power curves, and the manufacturers may not be able to restore energy capacity at the affected turbines.

•	NEP depends on certain of the projects in its portfolio for a substantial portion of its anticipated cash flows.

•	Terrorist or similar attacks could impact NEP's projects or surrounding areas and adversely affect its business.

•	NEP's energy production may be substantially below its expectations if a natural disaster or meteorological conditions damage its turbines, solar panels, other equipment or facilities.

•	NEP is not able to insure against all potential risks and it may become subject to higher insurance premiums.

•
Warranties provided by the suppliers of equipment for NEP's projects may be limited by the ability of a supplier to satisfy its warranty obligations or if the term of the warranty has expired or liability limits, which could reduce or void the warranty protections, or the warranties may be insufficient to compensate NEP's losses.

•	Supplier concentration at certain of NEP's projects may expose it to significant credit or performance risks.

•
NEP relies on interconnection and transmission facilities of third parties to deliver energy from its projects, and if these facilities become unavailable, NEP's projects may not be able to operate or deliver energy.

•	NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations.

•	NEP's projects may be adversely affected by legislative changes or a failure to comply with applicable energy regulations.

•	NEP's partnership agreement restricts the voting rights of unitholders owning 20% or more of its common units, and under certain circumstances this could be reduced to 10%.

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

Risks Related to NEP's Acquisition Strategy and Future Growth

•	NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

•	NEP OpCo's partnership agreement requires that it distribute its available cash, which could limit its ability to grow and make acquisitions.

•	Lower prices for other fuel sources reduce the demand for wind and solar energy.

•	Government regulations providing incentives and subsidies for clean energy could change at any time and such changes may negatively impact NEP's growth strategy.

•
NEP's growth strategy depends on the acquisition of projects developed by NEE and third parties, which face risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.

•	NEP's ability to effectively consummate future acquisitions depends on its ability to arrange the required or desired financing for acquisitions.

•	Acquisitions of existing clean energy projects involve numerous risks.

•	Renewable energy procurement is subject to U.S. state and Canadian provincial regulations, with relatively irregular, infrequent and often competitive procurement windows.

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

•	NEP faces substantial competition primarily from regulated utilities, developers, IPPs, pension funds and private equity funds for opportunities in North America.

Risks Related to NEP's Financial Activities

•
Restrictions in NEP OpCo's subsidiaries' revolving credit facility could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

•	NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness.

•
NEP's subsidiaries’ substantial amount of indebtedness may adversely affect NEP's ability to operate its business and its failure to comply with the terms of its subsidiaries' indebtedness could have a material adverse effect on NEP's financial condition.

•	Currency exchange rate fluctuations may affect NEP's operations.

•	NEP is exposed to risks inherent in its use of interest rate swaps.

Risks Related to NEP's Relationship with NEE

•	NEE exercises substantial influence over NEP and NEP is highly dependent on NEE and its affiliates.

•	NEP is highly dependent on credit support from NEE and its affiliates.

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

•
NEP GP, NEP's general partner, and its affiliates, including NEE, have conflicts of interest with NEP and limited duties to NEP and its unitholders and they may favor their own interests to the detriment of NEP and holders of NEP's common units.

•	NEE and other affiliates of NEP GP are not restricted in their ability to compete with NEP.

•	NEP may be unable to terminate the MSA.

•
If NEE Management terminates the MSA, NEER terminates the management services subcontract between NEE Management and NEER or either of them defaults in the performance of its obligations thereunder, NEP may be unable to contract with a substitute service provider on similar terms, or at all.

•
NEP's arrangements with NEE limit NEE's liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

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

•
If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR Fee (as defined in the MSA) payable to NEE Management under the MSA.

•	Holders of NEP's common units have limited voting rights and are not entitled to elect NEP's general partner or NEP GP's directors.

•	NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP GP that might otherwise constitute breaches of fiduciary duties.

•	NEP's partnership agreement replaces NEP GP's fiduciary duties to holders of NEP's common units with contractual standards governing its duties.

•	Even if holders of NEP's common units are dissatisfied, they cannot initially remove NEP GP, as NEP's general partner, without NEE's consent.

•	NEP GP's interest in NEP and the control of NEP GP may be transferred to a third party without unitholder consent.

•	The IDR Fee may be transferred to a third party without unitholder consent.

•	NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

•
Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash distributions to or from NEP OpCo and from NEP to NEP's unitholders, and the amount and timing of such reimbursements and fees will be determined by NEP GP and there are no limits on the amount that NEP OpCo may be required to pay.

•	Discretion in establishing cash reserves by NEE Operating GP, the general partner of NEP OpCo, may reduce the amount of cash distributions to NEP's unitholders.

•	While NEP's partnership agreement requires NEP to distribute its available cash, NEP's partnership agreement, including provisions requiring NEP to make cash distributions, may be amended.

•	NEP OpCo can borrow money to pay distributions, which would reduce the amount of credit available to operate NEP's business.

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

•	The liability of holders of NEP's common units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

•	Unitholders may have liability to repay distributions that were wrongfully distributed to them.

•	Except in limited circumstances, NEP GP has the power and authority to conduct NEP's business without unitholder approval.

•	Contracts between NEP, on the one hand, and NEP GP and its affiliates, on the other hand, will not be the result of arm's-length negotiations.

•	Unitholders have no right to enforce the obligations of NEP GP and its affiliates under agreements with NEP.

•	NEP GP decides whether to retain separate counsel, accountants or others to perform services for NEP.

•	The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

Taxation Risks

•	NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.

•	NEP's ability to utilize NOLs to offset future income may be limited.

•	NEP will not have complete control over NEP's tax decisions.

•	A valuation allowance may be required for NEP's deferred tax assets.

•	Distributions to unitholders may be taxable as dividends.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEP's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), and investors should refer to that section of the 2014 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings. NEP makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEP's internet website, www.nexteraenergypartners.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on NEP's website are not incorporated by reference into this Form 10-Q. The SEC maintains an internet website that contains reports and other information regarding registrants that file electronically with the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014(a)
OPERATING REVENUES	$74	$59
OPERATING EXPENSES
Operations and maintenance	16	11
Depreciation and amortization	23	16
Transmission	1	1
Taxes other than income taxes and other	3	1
Total operating expenses	43	29
OPERATING INCOME	31	30
OTHER INCOME (DEDUCTIONS)
Interest expense	(23)	(19)
Benefits associated with differential membership interests - net	1	—
Other - net	1	—
Total other deductions - net	(21)	(19)
INCOME BEFORE INCOME TAXES	10	11
INCOME TAXES	1	5
NET INCOME	9	$6
Less net income attributable to noncontrolling interest(b)	7
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$2

Weighted average number of common units outstanding - basic and assuming dilution	18.7
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.08
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

(b)	The calculation of net income attributable to noncontrolling interest includes the pre-acquisition net income of Palo Duro and Shafter. See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014(a)
NET INCOME	$9	$6
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of income tax benefit of $2 and $0, respectively)	(8)	(5)
Reclassification from accumulated other comprehensive loss to net income (net of income tax expense of less than $1 and $0, respectively)	1	1
Unrealized losses on foreign currency translation (net of income tax benefit of less than $1 and $0, respectively)	(10)	(7)
Total other comprehensive loss, net of tax	(17)	(11)
COMPREHENSIVE LOSS	(8)	$(5)
Less comprehensive loss attributable to noncontrolling interest(b)	(7)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(1)
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

(b)	The calculation of comprehensive loss attributable to noncontrolling interest includes the pre-acquisition comprehensive income of Palo Duro and Shafter. See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2015	December 31, 2014(a)
ASSETS
Current assets:
Cash and cash equivalents	$52	$98
Accounts receivable	33	27
Due from related parties	51	212
Restricted cash ($19 and $55 related to VIE, respectively)	23	80
Prepaid expenses	3	3
Other current assets	10	9
Total current assets	172	429
Non-current assets:
Property, plant and equipment - net ($406 and $408 related to VIE, respectively)	2,495	2,579
Construction work in progress	50	10
Deferred income taxes	130	127
Other non-current assets	81	84
Total non-current assets	2,756	2,800
TOTAL ASSETS	$2,928	$3,229
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23	$70
Due to related parties	23	36
Current maturities of long-term debt	78	78
Accrued interest	12	21
Other current liabilities	15	19
Total current liabilities	151	224
Non-current liabilities:
Long-term debt	1,802	1,758
Deferral related to differential membership interests - VIE	246	248
Accumulated deferred income taxes	55	56
Asset retirement obligation	20	20
Non-current due to related party	16	16
Other non-current liabilities	26	23
Total non-current liabilities	2,165	2,121
TOTAL LIABILITIES	2,316	2,345
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 18.7)	543	554
Accumulated other comprehensive loss	(6)	(3)
Noncontrolling interest	75	333
TOTAL EQUITY	612	884
TOTAL LIABILITIES AND EQUITY	$2,928	$3,229
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9	$6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23	16
Amortization of deferred financing costs	1	2
Deferred income taxes	1	5
Benefits associated with differential membership interests - net	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(6)	(9)
Prepaid expenses and other current assets	1	2
Accounts payable and accrued expenses	(2)	(1)
Due to related parties	3	2
Other current liabilities	(12)	6
Other non-current liabilities	(2)	—
Net cash provided by operating activities	15	29
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(42)	(65)
Acquisitions of projects	(292)	—
Changes in restricted cash	56	(3)
Payments from related parties under CSCS agreement - net	159	—
Net cash used in investing activities	(119)	(68)
CASH FLOWS FROM FINANCING ACTIVITIES
Partners/Members' contributions	15	83
Partners/Members' distributions	(18)	(36)
Payments to differential membership investors	(1)	—
Repayment of amount due to related party	(22)	—
Issuances of long-term debt	122	15
Deferred financing costs	(2)	—
Retirements of long-term debt	(35)	(13)
Net cash provided by financing activities	59	49
Effect of exchange rate changes on cash	(1)	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46)	9
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	98	27
CASH AND CASH EQUIVALENTS - END OF PERIOD	$52	$36
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$32	$9
Members' noncash distributions	$5	$1
Members’ noncash contributions for construction costs and other expenditures	$32	$12
Change in accounts receivable for CITCs	$—	$150
Change in accrued but not paid for capital expenditures	$4	$47
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2014 Form 10‑K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as a publicly-traded company during the period prior to the completion of its IPO on July 1, 2014.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Restricted Cash - At March 31, 2015 and December 31, 2014, approximately $19 million and $55 million, respectively, of current restricted cash on NEP's condensed consolidated balance sheets represents cash at Palo Duro to fund outstanding construction accruals. In addition, at December 31, 2014, approximately $22 million of current restricted cash, also included in due to related parties on NEP's condensed consolidated balance sheets, represents CITC proceeds received by Genesis that was due to NEECH. The remaining restricted cash and approximately $5 million and $3 million of other non-current assets on NEP’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, are held by subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the debt agreements. Restricted cash reported as current assets are recorded as such based on the timing of the anticipated use of these funds within the next twelve months.

Noncontrolling Interests - After the completion of NEP's IPO, NEP owns a controlling, non-economic general partnership interest and a 20.1% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 79.9% limited partnership interest in NEP OpCo. The following table reflects the changes in NEP's noncontrolling interest balance for the three months ended March 31, 2015:

Noncontrolling Interest
(millions)
Noncontrolling interest at December 31, 2014(a)	$160
Net assets of Palo Duro and Shafter as of December 31, 2014	173
Balance at December 31, 2014(b)	333
Payment to NEE for the Palo Duro and Shafter acquisitions	(234)
Cash distributions	(14)
Noncash distributions	(4)
Noncash contributions - Palo Duro and Shafter between January 1, 2015 and the respective acquisition dates	45
Noncash allocation to NEP of Palo Duro and Shafter equity as of the respective acquisition dates	(44)
Comprehensive loss attributable to noncontrolling interest, including pre-acquisition net income of Palo Duro and Shafter	(7)
Noncontrolling interest at March 31, 2015	$75
____________________

(a)	As reported in the 2014 Form 10-K.

(b)	Retrospectively adjusted as discussed in Note 2.

Equity - In February 2015, NEP distributed approximately $4 million to its unitholders. In addition, in April 2015, NEP declared a distribution of approximately $4 million to its unitholders.

Sale of Differential Membership Interests - In December 2014, a subsidiary of NEER sold its Class B membership interests in Palo Duro to third-party tax equity investors for approximately $248 million. The holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for ten years. The tax equity investors will also make ongoing deferred contingent capital contributions based on the production and sale of electricity that generates production tax credits under Section 45 of the Internal Revenue Code of 1986, as amended. The transactions are not treated as a sale under the accounting rules and the proceeds received are deferred and recorded as a liability in deferral related to differential membership interests - VIE on NEP's condensed consolidated balance sheets. The deferred amount is being recognized in benefits associated with differential membership interests - net in NEP's condensed consolidated statements of income as the Class B members receive their portion of the economic attributes. NEP operates and manages Palo Duro, and consolidates the entities that directly and indirectly own the wind project.

Variable Interest Entities (VIEs) - An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. NEP evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur.

At March 31, 2015, NEP has one VIE which it consolidates, Palo Duro. The assets and liabilities of Palo Duro, consisting primarily of property, plant and equipment and deferral related to differential membership interests, totaled approximately $447 million and $287 million at March 31, 2015, respectively, and approximately $491 million and $326 million at December 31, 2014, respectively. See Note 2 and Note 7.

Immaterial Restatement - Subsequent to the issuance of NEP's combined financial statements as of March 31, 2014, it was determined that other comprehensive loss for the three months ended March 31, 2014 was understated by approximately $1 million, deferred tax assets and deferred tax liabilities were overstated by $1 million and $5 million, respectively, and equity was understated by $4 million as of March 31, 2014. As a result, the prior period in the accompanying condensed consolidated financial statements and the Notes thereto have been corrected to appropriately reflect these balances.

Amendments to the Consolidation Analysis - In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard is effective for NEP beginning January 1, 2016. NEP is currently evaluating the effect the adoption of this standard will have, if any, on its consolidated financial statements.

Presentation of Debt Issuance Costs - In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The standard is effective for NEP beginning January 1, 2016. NEP is currently evaluating the effect the adoption of this standard will have on its consolidated financial statements.

2.  ACQUISITIONS

In January 2015, a subsidiary of NEP acquired from NEER an approximately 250 MW wind energy generating facility, Palo Duro, located in Hansford and Ochiltree Counties, Texas, for approximately $228 million plus the assumption of approximately $248 million in liabilities related to differential membership interests. Palo Duro began commercial operations in December 2014.

In February 2015, a subsidiary of NEP acquired from NEER the development rights and facilities under construction of an approximately 20 MW solar generating facility located in Shafter, California for approximately $64 million.

In connection with the acquisitions, a subsidiary of NEP borrowed approximately $122 million under its existing revolving credit facility during the three months ended March 31, 2015.

The following is a summary of assets and liabilities transferred in connection with the acquisitions of Palo Duro on January 9, 2015 and Shafter on February 27, 2015.

Assets acquired and liabilities assumed
(millions)
Current assets	$70
Property, plant and equipment - net	455
Non-current assets	21
Total assets	546

Deferral related to differential membership interests - VIE	248
Other current and non-current liabilities	80
Total liabilities	328
Net assets acquired	$218

The acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of Palo Duro and Shafter prior to their respective acquisition dates. In addition,

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

at December 31, 2013, the assets and liabilities of Palo Duro and Shafter combined totaled approximately $6 million and less than $1 million, respectively. The revenues of Palo Duro, which began commercial operations in December 2014, were approximately $3 million for the year ended December 31, 2014. The pre-tax loss of Palo Duro and Shafter for the years ended December 31, 2014 and 2013 combined totaled approximately $1 million and less than $1 million, respectively. Palo Duro and Shafter did not have any operating activity in 2012.

On April 28, 2015, an indirect subsidiary of NEP entered into a purchase and sale agreement with an indirect subsidiary of NEER, to acquire four wind generating facilities with contracted generating capacity totaling approximately 664 MW. NEP expects to complete the acquisitions in the second quarter of 2015 for a total consideration of approximately $412 million, plus the assumption of approximately $269 million in debt and tax equity financing. See Part II - Item 5 for further discussion.

3.  INCOME TAXES

For periods ending prior to July 1, 2014, income taxes are calculated using the separate return method for each of the project entities acquired in connection with the IPO that are structured as corporations or as limited liability companies. For Palo Duro and Shafter, income taxes are calculated using the separate return method for periods prior to their respective acquisition dates. Income taxes are not included for entities that are structured as flow through entities (partnerships) electing to be taxed as partnerships.

For periods after the date a project is acquired by NEP (NEP acquisition date), taxes are calculated for NEP as a single taxpaying entity for U.S. federal and state income tax purposes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership electing to be taxed as a partnership for U.S. federal and state income tax purposes, NEP has only included its 20.1% proportionate share of U.S. income taxes. The U.S. income taxes on the remaining 79.9% of NEP OpCo earnings were allocated to NEE Equity and are not included in NEP's condensed consolidated financial statements. The Canadian subsidiaries are all Canadian taxpayers subject to Canadian income tax, and therefore all Canadian taxes are included in NEP's condensed consolidated financial statements. NEE Equity's share of Canadian taxes is included in noncontrolling interest in NEP's condensed consolidated financial statements.

The effective tax rate for the three months ended March 31, 2015 and 2014 was approximately 10% and 45%, respectively. For periods ending prior to July 1, 2014, the effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, the 50% tax basis reduction due to CITCs that are recognized when assets are placed into service, and valuation allowances on deferred tax assets. Additionally, in periods ending after July 1, 2014, the effective tax rate is affected by taxes attributable to the noncontrolling interest, and the taxation of Canadian income in both Canada and the U.S.

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

Cash Equivalents and Restricted Cash - Cash equivalents and restricted cash consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds these investments in money market funds. The fair value of these funds is calculated using current market prices.

Interest Rate Swaps and Foreign Currency Contracts - NEP estimates the fair value of its derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, foreign currency exchange rates, current interest rates and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy. At March 31, 2015, the fair value of NEP's foreign currency contracts is less than $1 million.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$13	$—	$13	$86	$—	$86
Restricted cash	23	—	23	80	—	80
Interest rate swaps	—	—	—	—	2	2
Total assets	$36	$—	$36	$166	$2	$168
Liabilities:
Interest rate swaps	$—	$16	$16	$—	$10	$10
Total liabilities	$—	$16	$16	$—	$10	$10

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of accounts receivable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding assets and liabilities which are recorded at fair value and disclosed above, are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Notes receivable(a)	$20	$20	$20	$20
Long-term debt, including current maturities(b)	$1,880	$1,960	$1,836	$1,902
____________________

(a)
Primarily classified as held to maturity. Fair value approximates carrying amount as they bear interest primarily at variable rates and have long-term maturities (Level 2) and are included in other assets on the condensed consolidated balance sheet.

(b)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period. In connection with its debt financings in September 2012 and June 2014, NEP entered into interest rate swap agreements to manage interest rate cash flow risk. Under the interest rate swap agreements, NEP pays a fixed rate of interest and receives a floating rate of interest over the term of the agreements without the exchange of the underlying notional amounts. These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate swap agreements. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, which mature in 2030 and 2032. As of March 31, 2015 and December 31, 2014, the combined notional amounts of the swap agreements were approximately $321 million and $339 million, respectively. In order to apply hedge accounting, the transactions must be designated as hedges and must be highly effective in offsetting the hedged risk. For interest rate swaps, generally NEP assesses a hedging instrument’s effectiveness by using non-statistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout the hedge’s life. The effective portion of changes in the fair value of derivatives accounted for as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (loss) (AOCI). The amounts deferred in AOCI are recognized in earnings when the hedged transactions occur. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in current earnings.

Approximately $5 million of net losses included in AOCI at March 31, 2015, is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in interest rates. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The fair values of NEP's derivative instruments designated as cash flow hedging instruments are included on NEP's condensed consolidated balance sheets as follows:

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate swaps:
Other non-current assets	$—	$1	$5	$—
Other current liabilities	$—	$6	$3	$3
Other non-current liabilities	$—	$11	$—	$7

Gains (losses) related to NEP's cash flow hedges are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2015	2014
	(millions)
Interest rate swaps:
Losses recognized in other comprehensive income	$(10)	$(5)
Losses reclassified from AOCI to net income(a)	$1	$1
____________________
(a)  Included in interest expense.

In January 2015, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of March 31, 2015, the notional amount of the foreign currency contracts was approximately $32 million. During the three months ended March 31, 2015, NEP recorded less than $1 million of gains related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

6.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended March 31, 2015
Balances, December 31, 2014	$(4)	$(39)	$(43)
Other comprehensive loss before reclassification	(8)	(10)	(18)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive loss	(7)	(10)	(17)
Balances, March 31, 2015	(11)	(49)	(60)
AOCI attributable to noncontrolling interest	(10)	(44)	(54)
AOCI attributable to NextEra Energy Partners, March 31, 2015	$(1)	$(5)	$(6)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended March 31, 2014
Balances, December 31, 2013	$10	$(25)	$(15)
Other comprehensive loss before reclassification	(5)	(7)	(12)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive loss	(4)	(7)	(11)
Balances, March 31, 2014	$6	$(32)	$(26)

7.  RELATED PARTY TRANSACTIONS

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. NEP’s O&M expenses for each of the three months ended March 31, 2015 and 2014 include approximately $1 million related to such services. Additionally, Northern Colorado pays an affiliate for transmission services. NEP’s transmission expense for the three months ended March 31, 2015 and 2014 represents the fees paid for these services. At March 31, 2015 and December 31, 2014, the net payables for these services, as well as for payroll and other payments made on behalf of these projects, were approximately $22 million and $7 million, respectively, and are included in due to related parties on NEP's condensed consolidated balance sheets.

Management Services Agreement - Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo will pay NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo will also make certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders (IDR Fees). NEP’s O&M expenses for the three months ended March 31, 2015 include approximately $1 million related to payments made under the MSA. There was no expense for the three months ended March 31, 2014 related to the MSA.

Cash Sweep and Credit Support Agreement - Effective July 1, 2014, NEP OpCo entered into a CSCS agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s expense for the three months ended March 31, 2015 includes less than $1 million related to payments made under the CSCS agreement. There was no expense for the three months ended March 31, 2014 related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements, (Project Sweeps), and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amount held in accounts belonging to NEER or its subsidiaries as of March 31, 2015 and December 31, 2014 were approximately $51 million and $211 million, respectively, and are included in due from related parties on NEP’s condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements,

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. As of March 31, 2015, NEECH guaranteed or provided letters of credit totaling approximately $485 million related to these obligations.

Non-current Due to Related Party - As of March 31, 2015 and December 31, 2014, the approximately $16 million reported in non-current due to related party on NEP's condensed consolidated balance sheets represents an amount due from Palo Duro to NEER to refund NEER for certain transmission costs paid on behalf of Palo Duro. Amounts will be paid to NEER as Palo Duro receives payments from a third party for a related note receivable in the amount of approximately $16 million recorded in other non-current assets on NEP’s condensed consolidated balance sheets.

8.  COMMITMENTS AND CONTINGENCIES

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $3 million for each of the three months ended March 31, 2015 and 2014, respectively, and is classified as operations and maintenance expenses in NEP's condensed consolidated statements of income.

Genesis' land lease includes a right-of-way lease/grant that provides for payments to the BLM for the right to use the public lands upon which the project is located. The lease may be renewed at expiration at Genesis' option and will be subject to the regulations existing at the time of renewal. In connection with the terms of this lease, Genesis obtained a surety bond from a non-affiliated party in favor of the BLM for approximately $23 million. The surety bond remains in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is furnished.

The related minimum and varying lease payments are based on fair value. These payments are considered contingent rent and, therefore, expense is recognized as incurred.

The total minimum non-cancelable rental commitments at March 31, 2015 under these land use agreements are as follows:

Land Use Commitments
(millions)
2015 (Remaining)	$4
2016	5
2017	5
2018	5
2019	5
2020	5
Thereafter	139
Total minimum land use payments	$168

Development, Engineering and Construction Commitments - At March 31, 2015, Shafter had several open engineering, procurement and construction contracts related to the procurement of materials and services. Those contracts have varying payment terms and some include performance obligations that allow Shafter to receive liquidated damages if the contractor does not perform. During the three months ended March 31, 2015, Shafter purchased $39 million under these contracts, for which costs have been capitalized in construction work in progress. As of March 31, 2015, Shafter has remaining commitments under these contracts of approximately $4 million.

Letter of Credit Facility - Genesis entered into a letter of credit (LOC) facility, under which the LOC lender may issue standby letters of credit not to exceed approximately $83 million, with a maturity date of August 15, 2017.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

The purpose and amounts of letters of credit outstanding as of March 31, 2015 are as follows:

LOC Facility Purpose	Amount	Outstanding Dates
	(millions)
PPA security	$25	September 2011 - Maturity
Large generator interconnection agreement obligations	8	September 2011 - Maturity
O&M reserve	10	December 2013 - Maturity
Debt service reserve	35	August 2014 - Maturity
Total	$78

Canadian FIT Contracts - The FIT contracts relating to Summerhaven, Conestogo and Bluewater require suppliers to source a minimum percentage of their equipment and services from Ontario resident suppliers to meet the minimum required domestic content level (MRDCL). The MRDCL for Summerhaven and Conestogo is 25% and the MRDCL for Bluewater is 50%. Following their respective CODs, Summerhaven, Conestogo and Bluewater submitted reports to the IESO summarizing how they achieved the MRDCL for their respective projects (domestic content reports) and the IESO issued letters to Summerhaven, Conestogo and Bluewater acknowledging the completeness of their domestic content reports. The IESO has the right to audit the Summerhaven, Conestogo and Bluewater projects for a period of up to 7 years post-COD to confirm that they complied with the domestic content requirements under their respective FIT contracts and achieved their respective MRDCLs. The failure by any of these projects to achieve its MRDCL could result in a default by such project under its FIT contract, which default may not be possible to cure and could result in a termination of its FIT contract, without compensation, by the IESO. A termination of the FIT contract for Summerhaven, Conestogo or Bluewater could negatively affect revenues generated by such project and have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP owns a controlling, non-economic general partnership interest and a 20.1% limited partnership interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2014 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as a publicly-traded company during the period prior to the completion of the IPO.

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

Palo Duro and Shafter were acquired in the first quarter of 2015 as further described in Note 2. The acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of Palo Duro and Shafter prior to their respective acquisition dates.

For all periods prior to the IPO on July 1, 2014, the accompanying condensed consolidated financial statements represent the combination of the assets that NEP acquired and were prepared using NEE’s historical basis in the assets and liabilities. For all periods subsequent to the IPO, the accompanying condensed consolidated financial statements represent the consolidated results of NEP.

NEP expects to take advantage of trends in the North American energy industry, including the addition of clean energy projects as aging or uneconomic generation facilities are phased out, increased demand from utilities for renewable energy to meet state RPS and improving competitiveness of clean energy generated from wind and solar projects relative to other fuels. NEP plans to focus on high-quality, long-lived projects operating under long-term contracts with creditworthy counterparties that are expected to produce stable long-term cash flows. NEP believes its cash flow profile, geographic and technological diversity, cost-efficient business model and relationship with NEE will provide NEP with a significant competitive advantage and enable NEP to execute its business strategy.

Results of Operations

	Three Months Ended March 31,
	2015	2014(a)
	(millions)
Statement of Operations Data:
OPERATING REVENUES	$74	$59
OPERATING EXPENSES
Operations and maintenance	16	11
Depreciation and amortization	23	16
Transmission	1	1
Taxes other than income taxes and other	3	1
Total operating expenses	43	29
OPERATING INCOME	31	30
OTHER INCOME (DEDUCTIONS)
Interest expense	(23)	(19)
Benefits associated with differential membership interests - net	1	—
Other - net	1	—
Total other deductions - net	(21)	(19)
INCOME BEFORE INCOME TAXES	10	11
INCOME TAXES	1	5
NET INCOME	$9	$6
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs. Operating revenues increased $15 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014 and Palo Duro in December 2014, partially offset by lower generation in 2015 due primarily to lower wind resource.

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Operating revenues	$74	$59
Generation	908 GWh	648 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased $5 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014 and Palo Duro in December 2014.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For all of the U.S. projects except Palo Duro, NEP elected or plans to elect to receive CITCs, which are recorded as a reduction in property, plant and equipment - net on the condensed consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, interim asset removal costs and accretion related to asset retirement obligations.

Depreciation and amortization expense increased $7 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014 and Palo Duro in December 2014.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under project financings, partially offset by interest capitalization on qualified expenditures. Interest expense increased $4 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to new financings including those related to Genesis and Bluewater in June 2014 and draws on the existing revolving credit facility in 2015 (see Note 2), partially offset by declining debt balances on existing debt due to normal debt amortization.

Income Taxes

For periods prior to the NEP acquisition date, income taxes are calculated on the predecessor method using the separate return method for each of the project entities structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships).

For periods after the NEP acquisition date, income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income tax purposes. Because NEP OpCo is a limited partnership electing to be taxed as a partnership, NEP only recognizes in income its 20.1% proportionate share of U.S. income taxes related to both the U.S. and Canadian projects, allocated by NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers, and therefore, NEP recognizes in income all of the Canadian taxes.

For periods after the NEP acquisition date, income tax expense includes 20.1% of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and 79.9% of Canadian taxes. Net income attributable to NEP includes 20.1% of U.S. and Canadian taxes.

For the three months ended March 31, 2015, NEP recorded income tax expense of approximately $1 million, resulting in an effective tax rate of 10%. The tax expense is comprised of income tax of approximately $4 million at the statutory rate of 35% offset by $3 million of taxes attributable to noncontrolling interest.

For the three months ended March 31, 2014, NEP recorded income tax expense of approximately $5 million resulting in an effective tax rate of 45%. The tax expense was largely driven by valuation allowances against deferred tax assets, partially offset by CITC benefit, both at Genesis.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Liquidity and Capital Resources

NEP's business uses cash to fund:

•	O&M expenses;

•	debt service payments;

•	distributions to holders of common units;

•	maintenance and expansion capital expenditures and other investments;

•	unforeseen events; and

•	other business expenses.

Prior to the completion of the IPO and for the three months ended March 31, 2015, NEP’s operations largely relied on, and for subsequent periods are expected to continue to largely rely on, internally generated cash flow. NEP expects to satisfy its future capital requirements through a combination of cash on hand, cash flow from operations, borrowings under existing and anticipated future financing arrangements. These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs. However, NEP is subject to business and operational risks that could adversely affect its cash flow. A material decrease in cash flows would likely produce a corresponding adverse effect on NEP's borrowing capacity.

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

Liquidity Position

At March 31, 2015 and December 31, 2014, NEP's liquidity position was approximately $236 million and $560 million, respectively. The table below provides the components of NEP’s liquidity position as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(millions)
Cash and cash equivalents	$52	$98
Amounts due under the CSCS agreement	51	211
Revolving credit facility	250	250
Less borrowings	(122)	—
Letter of credit facilities - Genesis	83	83
Less letters of credit	(78)	(82)
Total(a)	$236	$560
____________________

(a)	Excludes current restricted cash of approximately $23 million and $80 million at March 31, 2015 and December 31, 2014, respectively. See Note 1 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facility

During the three months ended March 31, 2015, a subsidiary of NEP borrowed approximately $122 million under its existing revolving credit facility.

Project Financings

Projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these project financings contain covenants that are customary for these types of financings, including limitations on investments and restricted payments. Generally, NEP's project financings provide for interest payable at a fixed interest rate. However, two of NEP's project financings accrue interest at variable rates based on the London InterBank Offered Rate and one project accrues interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Several interest rate swaps were entered into for two of these financings to hedge against interest rate movements with respect to interest payments on the loan. Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied. The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00. At March 31, 2015, each of the applicable NEP subsidiaries was in compliance with all covenants under its project financings and its debt service coverage ratios equaled or exceeded 1.20:1.00 in all periods subsequent to obtaining each financing.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of acquisitions or capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2015 and 2014, NEP had capital expenditures of approximately $68 million and $46 million, respectively. At March 31, 2015, estimated capital expenditures for the remainder of 2015 are approximately $33 million, primarily for the completion of construction of Shafter, which funding was provided by NEER. There are no significant planned capital expenditures for the remainder of 2015 through 2019, other than those described in Part II - Item 5 related to planned project acquisitions. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

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

NEP OpCo will distribute all of its available cash (as defined in NEP OpCo's partnership agreement) to its unitholders, including NEP, each quarter. The majority of such available cash will be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors.

During the three months ended March 31, 2015, NEP distributed approximately $4 million to its unitholders.

Cash Flows

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

The following table reflects the changes in cash flows for the comparative periods:

	2015	2014	Change
	(millions)
Three Months Ended March 31,
Net cash provided by operating activities	$15	$29	$(14)
Net cash used in investing activities	$(119)	$(68)	$(51)
Net cash provided by financing activities	$59	$49	$10

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were driven primarily by higher interest payments being classified as operating activities in 2015 rather than investing activities in the prior year period as NEP no longer capitalized interest on projects that commenced commercial operations. These activities were slightly offset by higher cash flows from projects that commenced commercial operations after January 2014. These projects included Genesis Unit 2, Bluewater and Palo Duro.

Net Cash Used in Investing Activities

Changes in net cash used in investing activities were driven by project acquisitions, payments from related parties under the CSCS agreement, decreased capital expenditures related to construction activities and changes in restricted cash balances related to the timing of construction payments.

	2015	2014
	(millions)
Three Months Ended March 31,
Capital expenditures	$(42)	$(65)
Acquisitions of projects	(292)	—
Changes in restricted cash	56	(3)
Payments from related parties under CSCS agreement - net	159	—
Net cash used in investing activities	$(119)	$(68)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were primarily driven by issuances of long-term debt by NEP OpCo to acquire Palo Duro and Shafter.

	2015	2014
	(millions)
Three Months Ended March 31,
Member contributions (distributions) - net	$(3)	$47
Issuances of long-term debt - net	87	2
Repayment of amount due to related party	(22)	—
Other	(3)	—
Net cash provided by financing activities	$59	$49

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2015, less than 10% of the long-term debt, including current maturities, was exposed to such risk as the remaining balance was either financially hedged or comprised of fixed rate debt. As of March 31, 2015, the estimated fair value of NEP's debt was approximately $2.0 billion and the carrying value of the debt was $1.9 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $33 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are fully contracted under long-term contracts that will have a capacity-weighted average remaining contract term of approximately 20 years as of March 31, 2015.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of losses in the three months ended March 31, 2015. Additionally, in February 2015, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 5.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures are not effective at a reasonable assurance level to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within time periods specified in SEC rules and forms, as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of 2014, management determined that NEP did not maintain effective internal controls over the accounting for income taxes. NEP identified deficiencies with the valuation of deferred income tax accounts, which resulted in a material weakness in internal control over financial reporting. Specifically, NEP did not effectively determine and monitor its valuation allowances on deferred income tax assets and the accuracy of its deferred income taxes, all non-cash activities. This deficiency resulted in an immaterial misstatement of income tax expense and deferred income taxes in the December 31, 2013 financial statements as filed in the Prospectus. Additionally, this deficiency could have resulted in a material misstatement of income tax expense within the annual and interim consolidated financial statements that would not have been prevented or detected, and accordingly, this internal control deficiency constitutes a material weakness as of March 31, 2015. NEP continues to take steps to remediate the material weakness, including the development of enhanced oversight and review procedures, organizational changes and adding additional personnel with income tax accounting experience. Management believes the additional control procedures and organizational changes, when implemented and validated, will be sufficient to remediate this material weakness.

(b)	Changes in Internal Control Over Financial Reporting

This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2014 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2014 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described in the 2014 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 5. Other Information

(1)  On April 28, 2015, NextEra Energy Partners Acquisitions, LLC (purchaser), an indirect subsidiary of NEP, entered into a purchase and sale agreement with NEP US SellCo, LLC (seller), an indirect subsidiary of NEER, to acquire at closing 100% of the membership interests of each of:

•	Ashtabula Wind III, LLC, a project company that owns a 62.4 MW wind power electric generating facility located in Barnes County, North Dakota;

•
Baldwin Wind Holdings, LLC, which immediately prior to the closing will own 100% of the membership interests of Baldwin Wind, LLC, a project company that owns a 102.4 MW wind power electric generating facility located in Burleigh County, North Dakota;

•
Mammoth Plains Wind Project Holdings, LLC, which immediately prior to the closing will own 100% of the Class A membership interests of Mammoth Plains Wind Project, LLC, a project company that owns a 198.9 MW wind power electric generating facility located in Dewey and Blaine Counties, Oklahoma; and

•
FPL Energy Stateline Holdings, L.L.C., which immediately prior to the closing will own 100% of the membership interests of FPL Energy Vansycle L.L.C., a project company that owns a 300 MW wind power electric generating facility located in Umatilla County, Oregon and Walla Walla County, Washington.

The purchase and sale agreement contains customary representations and warranties and covenants by the parties. The purchaser and the seller are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, nonfulfillment or breaches of covenants and for certain liabilities and third-party claims. The transaction is subject to customary closing conditions. NEP expects the acquisitions to be completed in the second quarter of 2015 for a total consideration of approximately $412 million in cash, plus the assumption of approximately $269 million in existing debt and tax equity financing. The purchase price is subject to working capital and other adjustments. The terms of the acquisition agreement contemplate additional project debt of approximately $60 million, which is expected to close within a few months following the acquisition. NEP is considering various options to finance the acquisitions.

(2) On April 28, 2015, NEP OpCo and its direct subsidiaries (Loan Parties) entered into an amendment of the existing revolving credit facility. The amendment provides, among other things, that the Loan Parties may incur secured and unsecured indebtedness from lenders outside of the revolving credit facility, provided, among other things, that such indebtedness is at most equal in priority of payment and security with the loans made pursuant to the revolving credit facility. In addition, the amendment eliminates certain conditions to the exercise of the option to increase the commitments under the revolving credit facility.

Item 6.  Exhibits

Exhibit Number	Description
10.1
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders and the lenders party thereto, dated as of July 1, 2014

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

Date:  April 30, 2015

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

CHRIS N. FROGGATT
Chris N. Froggatt Controller and Chief Accounting Officer (Principal Accounting Officer)