Form 10-Q
period 2015-06-30
NextEra Energy Partners, LP
filed 2015-08-03
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of June 30, 2015:  21,292,838

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2014 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2014, as amended
2014 Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview, Results of Operations and Liquidity and Capital Resources and Financial Statement and Supplementary Data which were retrospectively adjusted in NEP's Current Report on Form 8-K filed on July 2, 2015

ASA	administrative services agreements
BLM	U.S. Bureau of Land Management
Bluewater	wind project located in Huron County, Ontario, Canada
CITC	Convertible Investment Tax Credit
COD	commercial operation date
Conestogo	wind project located in Wellington County, Ontario, Canada
CSCS agreement	cash sweep and credit support agreement
FASB	Financial Accounting Standards Board
FIT	Feed-in-Tariff
Genesis	solar project that is composed of Genesis Unit 1 and Genesis Unit 2
Genesis Unit 1	Genesis Unit 1 utility-scale solar generating facility located in Riverside County, California
Genesis Unit 2	Genesis Unit 2 utility-scale solar generating facility located in Riverside County, California
GWh	gigawatt-hour(s)
IESO	Independent Electricity System Operator
IPO	initial public offering
IPP	independent power producer
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEE Operating GP	NextEra Energy Operating Partners GP, LLC
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NET Midstream	NET Holdings Management, LLC, a Delaware limited liability company
NOLs	net operating losses
Northern Colorado	wind project located in Logan County, Colorado
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Palo Duro	wind project located in Hansford and Ochiltree Counties, Texas
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
Prospectus	NEP’s prospectus filed with the SEC on June 26, 2014
RESOP	Renewable Energy Standard Offer Program
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Shafter	solar project located in Shafter, California
Summerhaven	wind project located in Haldimand County, Ontario, Canada
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.

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

Risks Relating to the NET Midstream Acquisition

•
The NET Midstream acquisition may not be completed, and even if the NET Midstream acquisition is completed, NEP may fail to realize the growth prospects anticipated as a result of the NET Midstream acquisition.

•
Uncertainties associated with the NET Midstream acquisition may cause a loss of management personnel and other key employees that could adversely affect NEP's future business, operations and financial results following the NET Midstream acquisition.

•	NEP may not be able to obtain debt or equity financing for the NET Midstream acquisition on expected or acceptable terms.

•
As a result of the NET Midstream acquisition, the scope and size of NEP's operations and business will substantially change. NEP's expansion into the midstream natural gas industry may not be successful.

Risks Relating to Ownership and Operation of Natural Gas Pipelines
NET Midstream depends on a key customer for a significant portion of its revenues. The loss of this customer could result in a decline in NEP's revenues and cash available to make distributions to its unitholders.

•	NEP may be unable to secure renewals of long-term natural gas transportation agreements, which could expose its revenues to increased volatility.

•	If NEP completes the NET Midstream acquisition, NEP may not succeed in realizing the anticipated benefits of the Net Mexico pipeline joint venture with a subsidiary of PEMEX (PEMEX Sub).

•
If NEP completes the NET Midstream acquisition, NEP may for the first time pursue the development of pipeline expansion projects that will require up-front capital expenditures and expose NEP to project development risks.

•
NEP's ability to maximize the productivity of the NET Midstream business and to complete potential pipeline expansion projects will be dependent on the continued availability of natural gas production in NET Midstream’s areas of operation.

•	NET Midstream does not own all of the land on which the NET Midstream pipelines are located, which could disrupt its operations.

•	The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect NEP's business if we complete the NET Midstream acquisition.

•
If third-party pipelines and other facilities interconnected to the NET Midstream pipelines become partially or fully unavailable to transport natural gas following the NET Midstream acquisition, NEP's revenues and cash available for distribution to unitholders could be adversely affected.

•
A change in the jurisdictional characterization of some of the NET Midstream assets, or a change in law or regulatory policy, could result in increased regulation of these assets, which could have material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

•
NEP may incur significant costs and liabilities if it completes the NET Midstream acquisition as a result of pipeline integrity management program testing and any necessary pipeline repair or preventative or remedial measures.

•
NET Midstream's pipeline operations could incur significant costs if the Pipeline and Hazardous Materials Safety Administration or the Railroad Commission of Texas adopts more stringent regulations governing NEP's business.

•
NEP could be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws (including non-U.S. laws), any of which could have a material adverse effect on its financial condition and results of operations, including its cash available for distribution to unitholders.

•	PEMEX may claim certain immunities under the Foreign Sovereign Immunities Act and Mexican law, and NET Midstream’s ability to sue or recover from PEMEX for breach of contract may be limited.

•	FERC is investigating certain commodities trading activities at a subsidiary of NET Midstream.

•
Natural gas operations are subject to numerous environmental laws and regulations, compliance with which may require significant capital expenditures, increase NEP's cost of operations and affect or limit its business plans, or expose NEP to liabilities.

•	Reductions in demand for natural gas in the United States or Mexico and low market prices of commodities could adversely affect NET Midstream's operations and cash flows.

•	Natural gas gathering and transmission activities involve numerous risks that may result in accidents or otherwise affect NET Midstream's operations.

•
The assumptions underlying NEP's projections of future revenues from the pending NET Midstream acquisition are inherently uncertain and are subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those forecasted.

NET Midstream-Related Tax Risks

•
NEP's future net operating losses, or NOLs, may be less than expected, and its ability to use its NOLs may be limited by certain ownership changes in the future, both of which would increase or accelerate its future tax liability and thus reduce its future cash available for distribution to unitholders.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2014 Form 10-K and in Part II, Item 1A. Risk Factors in this Form 10-Q, and investors should refer to those sections of the 2014 Form 10-K and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(a)	2015	2014(a)
OPERATING REVENUES	$107	$99	$194	$170
OPERATING EXPENSES
Operations and maintenance	23	20	43	35
Depreciation and amortization	30	23	60	43
Transmission	1	1	1	1
Taxes other than income taxes and other	3	1	7	3
Total operating expenses	57	45	111	82
OPERATING INCOME	50	54	83	88
OTHER INCOME (DEDUCTIONS)
Interest expense	(26)	(25)	(51)	(46)
Benefits associated with differential membership interests - net	5	—	7	—
Equity in earnings of equity method investees	—	—	(1)	—
Other - net	(1)	—	—	—
Total other deductions - net	(22)	(25)	(45)	(46)
INCOME BEFORE INCOME TAXES	28	29	38	42
INCOME TAXES	5	6	8	12
NET INCOME	23	$23	30	$30
Less net income attributable to noncontrolling interest(b)	19		26
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$4		$4

Weighted average number of common units outstanding - basic and assuming dilution	20.1		19.4
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.16		$0.24
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

(b)	The calculation of net income attributable to noncontrolling interest includes the pre-acquisition net income of the 2015 acquisitions. See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Consolidated Financial Statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(a)	2015	2014(a)
NET INCOME	$23	$23	$30	$30
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of income tax benefit (expense) of ($2), less than ($1), less than ($1) and less than $1, respectively)	9	(7)	2	(13)
Reclassification from accumulated other comprehensive loss to net income (net of income tax expense of less than $1 for each of the periods presented)	2	1	3	2
Unrealized gain (losses) on foreign currency translation (net of income tax benefit of less than $1, $0, $1 and $0, respectively)	—	4	(10)	(3)
Total other comprehensive gain (loss), net of tax	11	(2)	(5)	(14)
COMPREHENSIVE INCOME	34	$21	25	$16
Less comprehensive income attributable to noncontrolling interest(b)	27		21
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$7		$4
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

(b)	The calculation of comprehensive income attributable to noncontrolling interest includes the pre-acquisition comprehensive income of the 2015 acquisitions. See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Consolidated Financial Statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2015	December 31, 2014(a)
ASSETS
Current assets:
Cash and cash equivalents	$100	$103
Accounts receivable	51	32
Due from related parties	38	219
Restricted cash ($13 and $55 related to VIEs, respectively)	23	82
Prepaid expenses	2	4
Other current assets	11	10
Total current assets	225	450
Non-current assets:
Property, plant and equipment - net ($713 and $722 related to VIEs, respectively)	3,199	3,276
Construction work in progress	1	9
Deferred income taxes	154	144
Investments in equity method investees - VIEs	45	19
Other non-current assets	95	90
Total non-current assets	3,494	3,538
TOTAL ASSETS	$3,719	$3,988
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18	$119
Short-term debt	325	—
Due to related parties	24	37
Current maturities of long-term debt	89	86
Accrued interest	25	23
Other current liabilities	20	21
Total current liabilities	501	286
Non-current liabilities:
Long-term debt	1,869	1,847
Deferral related to differential membership interests - VIEs	418	428
Accumulated deferred income taxes	59	75
Asset retirement obligation	29	28
Non-current due to related party	16	19
Other non-current liabilities	23	25
Total non-current liabilities	2,414	2,422
TOTAL LIABILITIES	2,915	2,708
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 21.3 and 18.7, respectively)	688	551
Accumulated other comprehensive loss	(3)	(3)
Noncontrolling interest	119	732
TOTAL EQUITY	804	1,280
TOTAL LIABILITIES AND EQUITY	$3,719	$3,988
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Consolidated Financial Statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	43
Amortization of deferred financing costs	3	3
Deferred income taxes	7	11
Benefits associated with differential membership interests - net	(7)	—
Other - net	2	—
Changes in operating assets and liabilities:
Accounts receivable	(9)	(17)
Prepaid expenses and other current assets	—	(2)
Other non-current assets	(3)	—
Accounts payable and accrued expenses	(3)	—
Due to related parties	(1)	13
Other current liabilities	3	13
Other non-current liabilities	(1)	—
Net cash provided by operating activities	81	94
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(74)	(97)
Proceeds from convertible investment tax credits	—	306
Acquisitions of projects	(716)	—
Changes in restricted cash	59	(344)
Payments from related parties under CSCS agreement - net	174	—
Net cash used in investing activities	(557)	(135)
CASH FLOWS FROM FINANCING ACTIVITIES
Partners/Members' contributions	41	374
Partners/Members' distributions	(37)	(247)
Payments to differential membership investors	(2)	—
Net change in short-term debt	325	—
Repayment of amount due to related party	(22)	—
Issuances of long-term debt	153	15
Deferred financing costs	(2)	—
Retirements of long-term debt	(91)	(22)
Proceeds from issuance of common units, net	106	—
Net cash provided by financing activities	471	120
Effect of exchange rate changes on cash	2	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	80
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	103	32
CASH AND CASH EQUIVALENTS - END OF PERIOD	$100	$112
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$47	$25
Partners/Members' noncash distributions	$5	$481
Members’ noncash contributions for construction costs and other expenditures	$52	$133
Members' noncash contributions of other investments	$26	$—
Change in accrued CITC that results in a reduction to property, plant and equipment, net	$13	$150
New asset retirement obligation additions	$—	$1
Change in accrued but not paid for capital expenditures	$3	$26
Noncash reclassification of distributions to due from related parties	$7	$—
Noncash member contribution upon transition from predecessor method	$3	$—
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Consolidated Financial Statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2014 Consolidated Financial Statements. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as a publicly-traded company during the period prior to the completion of its IPO on July 1, 2014.

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Restricted Cash - At June 30, 2015 and December 31, 2014, approximately $13 million and $55 million, respectively, of current restricted cash on NEP's condensed consolidated balance sheets represents cash to fund certain construction costs. In addition, at December 31, 2014 approximately $22 million of current restricted cash, also included in due to related parties on NEP's condensed consolidated balance sheets, represents CITC proceeds due to NEECH. The remaining current restricted cash and approximately $3 million of other non-current assets on NEP’s condensed consolidated balance sheets as of both June 30, 2015 and December 31, 2014, are held by subsidiaries to pay for certain capital or operating expenditures as well as to fund required equity contributions pursuant to restrictions contained in the debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Revenue Recognition - In July 2015, the FASB approved the deferral of the effective date of the new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. The standard is now effective for NEP beginning January 1, 2018. NEP is currently evaluating the effect the adoption of this standard will have, if any, on its financial statements.

Noncontrolling Interests - After the completion of NEP's IPO, NEP owned a controlling, non-economic general partnership interest and a 20.1% limited partnership interest in NEP OpCo and NEE Equity owned a noncontrolling 79.9% limited partnership interest in NEP OpCo. NEP's limited partnership interest in NEP OpCo increased to 22.2% on May 12, 2015. See Equity below. The following table reflects the changes in NEP's noncontrolling interest balance for the six months ended June 30, 2015:

Noncontrolling Interest
(millions)
Noncontrolling interest at December 31, 2014(a)	$333
Net assets of the second quarter 2015 acquisitions and carryover basis corrections(b) as of December 31, 2014	399
Balance at December 31, 2014(c)	732
Payment to NEE for the 2015 acquisitions	(716)
Cash distributions	(30)
Noncash distributions	(7)
Noncash contributions(d)	119
Comprehensive income attributable to noncontrolling interest, including pre-acquisition net income of the 2015 acquisitions	21
Noncontrolling interest at June 30, 2015	$119
____________________

(a)	As reported in the 2014 Consolidated Financial Statements.

(b)
Carryover basis corrections are adjustments to property, plant and equipment - net, a net increase of approximately $51 million, related to capitalized interest and other carryover basis adjustments to assets previously acquired under common control and a related decrease in non-current deferred income tax assets of $3 million.

(c)	Retrospectively adjusted. See Note 2 for a discussion of the 2015 acquisitions.

(d)	Primarily construction-related contributions between January 1, 2015 and the respective acquisition dates.

Equity - On May 12, 2015, NEP completed the sale of 2,594,948 common units representing limited partnership interests in NEP in a private placement for an aggregate purchase price of approximately $109 million, or $41.87 per common unit. NEP used the proceeds, net of approximately $3 million in fees and expenses relating to the offering, from this private placement to fund a portion of the purchase price payable in the May 2015 project acquisitions discussed in Note 2. The issuance of additional common units resulted in the increase of NEP's limited partnership interest in NEP OpCo to 22.2%.

On August 3, 2015, NEP declared a distribution of $0.2350 per common unit payable on August 14, 2015 to its unitholders of record on August 11, 2015.

Variable Interest Entities (VIEs) - At June 30, 2015, NEP has two VIEs which it consolidates. Certain investors that hold no equity interest in these VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generating facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of property, plant and equipment and deferral related to differential membership interests, totaled approximately $760 million and $460 million at June 30, 2015, respectively, and approximately $812 million and $555 million at December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, the equity investment described in Note 2 totaled approximately $39 million and $14 million, respectively, and is reflected as investments in equity method investees - VIEs on the condensed consolidated balance sheets and is attributable to the noncontrolling interest. All equity in earnings of the equity method investees is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

Immaterial Restatement - Subsequent to the issuance of NEP's combined financial statements as of June 30, 2014, it was determined that other comprehensive loss for the three and six months ended June 30, 2014 was understated by approximately $3 million and $4 million, respectively, deferred tax assets and deferred tax liabilities were overstated by $3 million and $4 million, respectively, and equity was understated by $5 million as of June 30, 2014. As a result, the prior period in the accompanying condensed consolidated financial statements and the Notes thereto have been corrected to appropriately reflect these balances.

2. ACQUISITIONS

On April 28, 2015, a subsidiary of NEP made an equity investment in three NEER solar projects currently under construction in California (the equity investment). Once completed, the solar projects are expected to have a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for 50% of the ownership interests in the three solar projects. NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects and construction of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the construction and operation of the projects at its own cost, and to contribute to the projects any capital necessary for the construction and operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer.

On May 12, 2015, a subsidiary of NEP completed the acquisition from NEER of (1) Ashtabula Wind III, LLC, a project company that owns an approximately 62 MW wind generating facility located in North Dakota; (2) Baldwin Wind Holdings, LLC, which indirectly owns an approximately 102 MW wind generating facility located in North Dakota; (3) Mammoth Plains Wind Project Holdings, LLC, which indirectly owns Mammoth Plains, an approximately 199 MW wind generating facility located in Oklahoma; and (4) FPL Energy Stateline Holdings, L.L.C., which indirectly owns Stateline, a 300 MW wind generating facility located in Oregon and Washington, for total consideration of approximately $424 million in cash consideration, excluding post-closing working capital and other adjustments, and the assumption of approximately $269 million in existing debt and tax equity financing. The equity investment on April 28, 2015 and the acquisition of wind projects on May 12, 2015 are collectively referred to as the second quarter 2015 acquisitions.

The following is a summary of assets and liabilities transferred in connection with the second quarter 2015 acquisitions and corrections to property, plant and equipment - net related to assets previously acquired under common control and non-current deferred income tax assets (see Note 1 - Noncontrolling Interests).

Assets Acquired and Liabilities Assumed
(millions)
Current assets	$23
Property, plant and equipment - net	678
Non-current assets	61
Total assets	762

Deferral related to differential membership interests - VIE	177
Other current and non-current liabilities	124
Total liabilities	301
Net assets acquired	$461

The 2015 acquisitions, which includes the second quarter 2015 acquisitions and the acquisitions of Palo Duro and Shafter in the first quarter of 2015, were transfers of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the 2015 acquisitions prior to their respective acquisition dates.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEP entered into an agreement, effective July 31, 2015, to acquire the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas.  See Management’s Discussion - Overview.

3. INCOME TAXES

For periods ending prior to July 1, 2014, income taxes are calculated using the separate return method for each of the project entities acquired in connection with the IPO that are structured as corporations or as limited liability companies. For the 2015 acquisitions, income taxes are calculated using the separate return method for periods prior to their respective acquisition dates. Income taxes are not included for entities that are structured as flow through entities (partnerships) electing to be taxed as partnerships.

For periods after the date a project is acquired by NEP (NEP acquisition date), taxes are calculated for NEP as a single taxpaying entity for U.S. federal and state income tax purposes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership electing to be taxed as a partnership for U.S. federal and state income tax purposes, NEP has only included its 20.1% (22.2% after May 12, 2015) proportionate share of U.S. income taxes. The U.S. income taxes on the remaining 79.9% (77.8% after May 12, 2015) of NEP OpCo earnings were allocated to NEE Equity and are not included in NEP's condensed consolidated financial statements. The Canadian subsidiaries are all Canadian taxpayers subject to Canadian income tax, and therefore all Canadian taxes are included in NEP's condensed consolidated financial statements. NEE Equity's share of Canadian taxes is included in net income attributable to noncontrolling interest in NEP's condensed consolidated financial statements.

The effective tax rate for the three months ended June 30, 2015 and 2014 was approximately 18% and 21%, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was approximately 21% and 29%, respectively. For periods ending prior to July 1, 2014, the effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, the 50% tax basis reduction due to CITCs that are recognized when assets are placed into service, and valuation allowances on deferred tax assets. Additionally, in periods ending after July 1, 2014, the effective tax rate is affected by taxes attributable to the noncontrolling interest, and the taxation of Canadian income in both Canada and the U.S.

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

Cash Equivalents - Cash equivalents, which are included in cash and cash equivalents and restricted cash on the condensed consolidated balance sheets, consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds these investments in money market funds. The fair value of these funds is calculated using current market prices.

Interest Rate Swaps and Foreign Currency Contracts - NEP estimates the fair value of its derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, foreign currency exchange rates, current interest rates and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy. At June 30, 2015, the fair value of NEP's foreign currency contracts is less than $1 million.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$57	$—	$57	$104	$—	$104
Interest rate swaps	—	5	5	—	2	2
Total assets	$57	$5	$62	$104	$2	$106
Liabilities:
Interest rate swaps	$—	$11	$11	$—	$11	$11
Total liabilities	$—	$11	$11	$—	$11	$11

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of accounts receivable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding assets and liabilities which are recorded at fair value and disclosed above, are as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Notes receivable(a)	$20	$20	$20	$20
Long-term debt, including current maturities(b)	$1,958	$2,001	$1,933	$2,008
____________________

(a)
Fair value approximates carrying amount as they bear interest primarily at variable rates and have long-term maturities (Level 2) and are included in other assets on the condensed consolidated balance sheets.

(b)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period. In connection with certain debt financings, NEP entered into interest rate swap agreements to manage interest rate cash flow risk. Under the interest rate swap agreements, NEP pays a fixed rate of interest and receives a floating rate of interest over the term of the agreements without the exchange of the underlying notional amounts. These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate swap agreements. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, with maturity dates through 2032. As of June 30, 2015 and December 31, 2014, the combined notional amounts of the swap agreements were approximately $338 million and $361 million, respectively. In order to apply hedge accounting, the transactions must be designated as hedges and must be highly effective in offsetting the hedged risk. For interest rate swaps, generally NEP assesses a hedging instrument’s effectiveness by using non-statistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout the hedge’s life. The effective portion of changes in the fair value of derivatives accounted for as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (loss) (AOCI). The amounts deferred in AOCI are recognized in earnings in the period(s) during which the transaction being hedged affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in current earnings. A portion of certain of these hedges were ineffective as of June 30, 2015 and, as a result, less than $1 million was reclassified into earnings during the three and six months ended June 30, 2015.

Approximately $7 million of net losses included in AOCI at June 30, 2015, is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in interest rates. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The fair values of NEP's derivative instruments designated as cash flow hedging instruments are included on NEP's condensed consolidated balance sheets as follows:

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate swaps:
Other non-current assets	$8	$—	$5	$—
Other current liabilities	$3	$4	$3	$3
Other non-current liabilities	$—	$7	$—	$8

Gains (losses) related to NEP's cash flow hedges are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Interest rate swaps:
Gains (losses) recognized in other comprehensive income	$11	$(7)	$2	$(13)
Losses reclassified from AOCI to net income(a)	$2	$1	$3	$2
____________________
(a)  Included in interest expense.

In January 2015, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of June 30, 2015, the notional amount of the foreign currency contracts was approximately $22 million. During the three and six months ended June 30, 2015, NEP recorded approximately $1 million of losses and less than $1 million of losses, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

6. DEBT

Significant short-term and long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2015 were as follows:

Date Issued	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
January - February 2015	Senior secured revolving credit facility	Variable(a)	$122	(b)	2019
May 2015	Short-term term loan	Variable(a)	$313		2016
June 2015	Short-term cash grant bridge loan	Variable(a)	$12		2016
June 2015	Limited-recourse term loan	4.52%	$31		2033
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	At June 30, 2015, $79 million is outstanding under the revolving credit facility.

In connection with the second quarter 2015 acquisitions, NEP assumed certain long-term debt agreements including the following:

Debt Assumed	Interest Rate	Principal Amount	Maturity Date
		(millions)
Senior secured notes	6.25%	$76	2031
Bank loan	Variable(a)	$22	2017
————————————

(a)	Variable rate is based on an underlying index plus a margin.

The long-term debt agreements listed above are secured by liens on certain assets and contain provisions which, under certain conditions, restrict the payment of distributions or related party fee payments. At June 30, 2015, Stateline's projected debt service coverage ratio, as defined in the existing bank loan agreement, was estimated to be below the ratio to allow Stateline to make

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

distributions to NEP or any related party fee payments to NEER. Stateline has not made any related party fee payments to NEER subsequent to falling below the required ratio in the second quarter of 2012.

On July 29, 2015, a subsidiary of NEP borrowed approximately $81 million under a limited-recourse senior secured term loan agreement that matures in December 2026. See Part II - Item 5 for further discussion. The proceeds of the term loan were used, in part, to repay Stateline's bank loan. With this refinancing, Stateline is expected to make distributions to NEP and related party fee payments to NEER.

On July 31, 2015, $50 million was repaid on the revolving credit facility, bringing the outstanding balance to $29 million as of that date.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended June 30, 2015
Balances, March 31, 2015	$(11)	$(49)	$(60)
Other comprehensive income before reclassification	9	—	9
Amounts reclassified from AOCI to interest expense	2	—	2
Net other comprehensive income	11	—	11
Balances, June 30, 2015	—	(49)	(49)
AOCI attributable to noncontrolling interest	(2)	(44)	(46)
AOCI attributable to NEP, June 30, 2015	$2	$(5)	$(3)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Six months ended June 30, 2015
Balances, December 31, 2014	$(5)	$(39)	$(44)
Other comprehensive income (loss) before reclassification	2	(10)	(8)
Amounts reclassified from AOCI to interest expense	3	—	3
Net other comprehensive income (loss)	5	(10)	(5)
Balances, June 30, 2015	—	(49)	(49)
AOCI attributable to noncontrolling interest	(2)	(44)	(46)
AOCI attributable to NEP, June 30, 2015	$2	$(5)	$(3)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Total
	(millions)
Three months ended June 30, 2014
Balances, March 31, 2014	$4	$(32)	$(28)
Other comprehensive income (loss) before reclassification	(7)	4	(3)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive income (loss)	(6)	4	(2)
Balances, June 30, 2014	$(2)	$(28)	$(30)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Six months ended June 30, 2014
Balances, December 31, 2013	$9	$(25)	$(16)
Other comprehensive loss before reclassification	(13)	(3)	(16)
Amounts reclassified from AOCI to interest expense	2	—	2
Net other comprehensive loss	(11)	(3)	(14)
Balances, June 30, 2014	$(2)	$(28)	$(30)

8. RELATED PARTY TRANSACTIONS

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. NEP’s O&M expenses for the three months ended June 30, 2015 and 2014 include approximately $2 million and $1 million, respectively, and $3 million and $2 million for the six months ended June 30, 2015 and 2014, respectively, related to such services. Additionally, Northern Colorado pays an affiliate for transmission services. NEP’s transmission expense for the three and six months ended June 30, 2015 and 2014 represents the fees paid for these services. At June 30, 2015 and December 31, 2014, the net payables for these services, as well as for payroll and other payments made on behalf of these projects, were approximately $17 million and $13 million, respectively, and are included in due to related parties on NEP's condensed consolidated balance sheets.

Management Services Agreement - Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo will pay NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo will also make certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its Class A unitholders (IDR Fees). NEP’s O&M expenses for the three and six months ended June 30, 2015 include approximately $1 million and $2 million, respectively, related to payments made under the MSA. There was no expense for the three and six months ended June 30, 2014 related to the MSA.

Cash Sweep and Credit Support Agreement - Effective July 1, 2014, NEP OpCo entered into a CSCS agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s expense for the three and six months ended June 30, 2015 includes

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

approximately $1 million and $2 million, respectively, related to payments made under the CSCS agreement. There was no expense for the three and six months ended June 30, 2014 related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements, (Project Sweeps), and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amount held in accounts belonging to NEER or its subsidiaries as of June 30, 2015 and December 31, 2014 were approximately $38 million and $218 million, respectively, and are included in due from related parties on NEP’s condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. As of June 30, 2015, NEECH guaranteed or provided letters of credit or bonds totaling approximately $602 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payment of construction-related expenses that were not yet paid before the sale of the differential membership interests in VIEs as well as payments due by the VIEs and indemnifications to the VIEs' respective investors. As of June 30, 2015, NEER guaranteed a total of approximately $53 million related to these obligations.

Due to Related Party - As of June 30, 2015 and December 31, 2014, the approximately $16 million reported in non-current due to related party on NEP's condensed consolidated balance sheets represents an amount due from Palo Duro to NEER to refund NEER for certain transmission costs paid on behalf of Palo Duro. Amounts will be paid to NEER as Palo Duro receives payments from a third party for a related note receivable in the amount of approximately $16 million recorded in other non-current assets on NEP’s condensed consolidated balance sheets. At December 31, 2014, approximately $2 million reported in non-current due to related party on the accompanying condensed consolidated balance sheets represents amounts owed to NEER or NEER subsidiaries for reimbursement of turbine replacement costs as well as for fees related to O&M agreements and ASAs discussed above that Stateline is currently unable to pay due to debt covenant restrictions.

Development, Engineering and Construction Commitments - During the six months ended June 30, 2015, NEER purchased and contributed approximately $24 million under several engineering, procurement and construction contracts related to the procurement of materials and services for certain NEP assets and for which costs were capitalized in construction work in progress. There were no such purchases or contributions in the three months ended June 30, 2015 or the three and six months ended June 30, 2014.

9. COMMITMENTS AND CONTINGENCIES

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $3 million and $4 million for the three months ended June 30, 2015 and 2014, respectively, and $7 million for each of the six months ended June 30, 2015 and 2014, and is included in operations and maintenance expenses in NEP's condensed consolidated statements of income.

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

The related minimum and varying lease payments are based on fair value. Certain of these payments are considered contingent rent and, therefore, expense is recognized as incurred.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

The total minimum non-cancelable rental commitments at June 30, 2015 under these land use agreements are as follows:

Land Use Commitments
(millions)
Remainder of 2015	$4
2016	6
2017	6
2018	7
2019	7
2020	7
Thereafter	178
Total minimum land use payments	$215

Letter of Credit Facility - Genesis entered into a letter of credit (LOC) facility, under which the LOC lender may issue standby letters of credit not to exceed approximately $83 million, with a maturity date of August 15, 2017. The purpose and amounts of letters of credit outstanding as of June 30, 2015 are as follows:

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP owns a controlling, non-economic general partnership interest and a 22.2% limited partnership interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2014 Form 10-K and the 2014 Consolidated Financial Statements. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period generally will not give a true indication of results for the year, and the results of operations for the accounting predecessor are not indicative of the actual level of expense that would have been incurred had NEP operated as a publicly-traded company during the period prior to the completion of the IPO.

Following NEP’s IPO, NEP has consolidated the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. NEP owns a 22.2% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 77.8% limited partnership interest in NEP OpCo. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interest.

NEP acquired projects during the six months ended June 30, 2015 as further described in Note 2. The acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the 2015 acquisitions prior to their respective acquisition dates.

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

NEP entered into an agreement, effective July 31, 2015, to acquire the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas (NET Midstream acquisition). The NET Midstream pipeline portfolio has total existing capacity of approximately 4 billion cubic feet (Bcf) per day, of which 3 billion Bcf per day is currently contracted with firm ship-or-pay contracts. There are planned expansion projects for the three largest pipelines in the portfolio that, if completed, are expected to provide an additional 0.9 Bcf per day of contracted volumes. NEP expects to complete the NET Midstream acquisition early in the fourth quarter of 2015, subject to the satisfaction or waiver of certain customary closing conditions, for an aggregate purchase price of approximately $2 billion, less the assumption of debt of NET Midstream and its subsidiaries at closing. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects, (ii) a $200 million holdback to be retained by NEP for an 18-month period to satisfy any indemnification obligations of the sellers and (iii) certain adjustments for working capital. The $200 million indemnity holdback may be reduced by up to $10 million depending on certain post-closing employee retention thresholds. NEP intends to use available cash, any remaining capacity on its revolving credit facility, and the proceeds from future indebtedness and equity issuances to fund the NET Midstream acquisition.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014(a)	2015	2014(a)
	(millions)
Statement of Operations Data:
OPERATING REVENUES	$107	$99	$194	$170
OPERATING EXPENSES
Operations and maintenance	23	20	43	35
Depreciation and amortization	30	23	60	43
Transmission	1	1	1	1
Taxes other than income taxes and other	3	1	7	3
Total operating expenses	57	45	111	82
OPERATING INCOME	50	54	83	88
OTHER INCOME (DEDUCTIONS)
Interest expense	(26)	(25)	(51)	(46)
Benefits associated with differential membership interests - net	5	—	7	—
Equity in earnings of equity method investees	—	—	(1)	—
Other - net	(1)	—	—	—
Total other deductions - net	(22)	(25)	(45)	(46)
INCOME BEFORE INCOME TAXES	28	29	38	42
INCOME TAXES	5	6	8	12
NET INCOME	$23	$23	$30	$30
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs. Operating revenues increased $8 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to revenues of approximately $16 million related to the commencement of commercial operations at Bluewater in July 2014, Mammoth Plains in November 2014, Palo Duro in December 2014 and Shafter in May 2015, partially offset by lower generation in 2015 due primarily to lower wind resource.

	Three Months Ended June 30,
	2015	2014
	(dollars in millions)
Operating revenues	$107	$99
Generation	1,469 GWh	1,058 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased $3 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to the commencement of commercial operations at Bluewater in July 2014, Mammoth Plains in November 2014, Palo Duro in December 2014 and Shafter in May 2015.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For all of the U.S. projects except Mammoth Plains and Palo Duro, CITCs have been elected, or are expected to be elected, and are recorded as a reduction in property, plant and equipment

- net on the condensed consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations.

Depreciation and amortization expense increased $7 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to the commencement of commercial operations at Bluewater in July 2014, Mammoth Plains in November 2014, Palo Duro in December 2014 and Shafter in May 2015.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under project financings, partially offset by interest capitalization on qualified expenditures. Interest expense increased $1 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to new financings including those related to Genesis and Bluewater in June 2014 and draws on the existing revolving credit facility in 2015 (see Note 6), partially offset by repayment of debt with CITC proceeds at Genesis and normal debt amortization.

Income Taxes

For periods prior to the NEP acquisition date, income taxes are calculated on the predecessor method using the separate return method for each of the project entities structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships).

For periods after the NEP acquisition date, income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income tax purposes. Because NEP OpCo is a limited partnership electing to be taxed as a partnership, NEP only recognizes in income its proportionate share of U.S. income taxes related to both the U.S. and Canadian projects, allocated by NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers, and therefore, NEP recognizes in income all of the Canadian taxes.

For periods after the NEP acquisition date, income tax expense includes 20.1% of U.S. taxes (22.2% after May 12, 2015) and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and 79.9% of Canadian taxes (77.8% after May 12, 2015). Net income attributable to NEP includes 20.1% of U.S. (22.2% after May 12, 2015) and Canadian taxes.

For the three months ended June 30, 2015, NEP recorded income tax expense of approximately $5 million, resulting in an effective tax rate of 18%. The tax expense is comprised of income tax of approximately $9 million at the statutory rate of 35% and foreign taxes of $3 million offset by $7 million of taxes attributable to noncontrolling interest.

For the three months ended June 30, 2014, NEP recorded income tax expense of approximately $6 million resulting in an effective tax rate of 21%. The tax expense was largely driven by valuation allowances against deferred tax assets, partially offset by CITC benefit, both at Genesis.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs. Operating revenues increased $24 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to revenues of approximately $41 million related to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014, Mammoth Plains in November 2014, Palo Duro in December 2014 and Shafter in May 2015, partially offset by lower generation in 2015 due primarily to lower wind resource.

	Six Months Ended June 30,
	2015	2014
	(dollars in millions)
Operating revenues	$194	$170
Generation	2,838 GWh	2,057 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased $8 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014, Mammoth Plains in November 2014, Palo Duro in December 2014 and Shafter in May 2015.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For all of the U.S. projects except Mammoth Plains and Palo Duro, CITCs have been elected, or are expected to be elected, and are recorded as a reduction in property, plant and equipment - net on the condensed consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations.

Depreciation and amortization expense increased $17 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014, Mammoth Plains in November 2014, Palo Duro in December 2014 and Shafter in May 2015.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under project financings, partially offset by interest capitalization on qualified expenditures. Interest expense increased $5 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to new financings including those related to Genesis and Bluewater in June 2014 and draws on the existing revolving credit facility in 2015 (see Note 6), partially offset by repayment of debt with CITC proceeds at Genesis and normal debt amortization.

Income Taxes

For periods prior to the NEP acquisition date, income taxes are calculated on the predecessor method using the separate return method for each of the project entities structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships).

For periods after the NEP acquisition date, income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income tax purposes. Because NEP OpCo is a limited partnership electing to be taxed as a partnership, NEP only recognizes in income its proportionate share of U.S. income taxes related to both the U.S. and Canadian projects, allocated by NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers, and therefore, NEP recognizes in income all of the Canadian taxes.

For periods after the NEP acquisition date, income tax expense includes 20.1% of U.S. taxes (22.2% after May 12, 2015) and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and 79.9% of Canadian taxes (77.8% after May 12, 2015). Net income attributable to NEP includes 20.1% of U.S. (22.2% after May 12, 2015) and Canadian taxes.

For the six months ended June 30, 2015, NEP recorded income tax expense of approximately $8 million, resulting in an effective tax rate of 21%. The tax expense is comprised of income tax of approximately $14 million at the statutory rate of 35% and foreign taxes of $4 million offset by $10 million of taxes attributable to noncontrolling interest.

For the six months ended June 30, 2014, NEP recorded income tax expense of approximately $12 million resulting in an effective tax rate of 29%. The tax expense was below the statutory rate of 35% due to CITC benefit at Genesis.

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

Prior to the completion of the IPO and for the three and six months ended June 30, 2015, NEP’s operations largely relied on, and for subsequent periods are expected to continue to largely rely on, internally generated cash flow. NEP expects to satisfy its future capital requirements through a combination of cash on hand, cash flow from operations, and borrowings under existing and anticipated future financing arrangements. These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs. However, NEP is subject to business and operational risks that could adversely affect its cash flow. A material decrease in cash flows would likely produce a corresponding adverse effect on NEP's borrowing capacity.

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

Liquidity Position

At June 30, 2015 and December 31, 2014, NEP's liquidity position was approximately $314 million and $572 million, respectively. The table below provides the components of NEP’s liquidity position as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(millions)
Cash and cash equivalents	$100	$103
Amounts due under the CSCS agreement	38	218
Revolving credit facility	250	250
Less borrowings	(79)	—
Letter of credit facilities - Genesis	83	83
Less letters of credit	(78)	(82)
Total(a)	$314	$572
____________________

(a)	Excludes current restricted cash of approximately $23 million and $82 million at June 30, 2015 and December 31, 2014, respectively. See Note 1 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facility

During the six months ended June 30, 2015, a subsidiary of NEP borrowed $122 million under the existing revolving credit facility and subsequently repaid $43 million of such borrowings. On July 31, 2015, $50 million was repaid on the revolving credit facility, bringing the outstanding balance to $29 million as of that date.

Project Financings and Term Loans

Projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these project financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Generally, NEP's project financings provide for interest payable at a fixed interest rate. However, certain of NEP's project financings accrue interest at variable rates based on the London InterBank Offered Rate and one project accrues interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate swaps were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the loan. Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied. The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00. At June 30, 2015, each of the applicable NEP subsidiaries was in compliance with all covenants under its project financings and its debt service coverage ratios equaled or exceeded 1.20:1.00 in all periods subsequent to obtaining each financing, except as discussed below.

At June 30, 2015, Stateline's projected debt service coverage ratio, as defined in the existing bank loan agreement, was estimated to be below the ratio to allow Stateline to make distributions to NEP or any related party fee payments to NEER. Stateline has not made any related party fee payments to NEER subsequent to falling below the required ratio in the second quarter of 2012.

On July 29, 2015, a subsidiary of NEP borrowed approximately $81 million under a limited-recourse senior secured term loan agreement that matures in December 2026. See Part II - Item 5 for further discussion. The proceeds of the term loan were used, in part, to repay Stateline's bank loan. With this refinancing, Stateline is expected to make distributions to NEP and related party fee payments to NEER.

In connection with the May 2015 project acquisitions, a subsidiary of NEP borrowed $313 million under a term loan due May 6, 2016. In June 2015, a subsidiary of NEP borrowed approximately $31 million under a term loan agreement. See Note 6.

Contractual Obligations

NEP's contractual obligations as of June 30, 2015 were as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Contractual obligations(a)	$2	$4	$5	$7	$7	$23	$48
Debt, including interest(b)	87	508	181	159	158	2,101	3,194
Revolving credit facility fee	1	2	3	3	80	—	89
Asset retirement activities(c)	—	—	—	—	—	174	174
MSA and credit support	6	8	8	8	8	116	154
Land lease payments(d)	4	6	6	7	7	185	215
Total	$100	$528	$203	$184	$260	$2,599	$3,874
____________________

(a)	Primarily represents obligations related to estimated cash payments related to the acquisition of certain development rights and differential membership interests.

(b)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using June 30, 2015 rates.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of acquisitions or capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended June 30, 2015 and 2014, NEP had capital expenditures of approximately

$27 million and $138 million, respectively. For the six months ended June 30, 2015 and 2014, NEP had capital expenditures of approximately $133 million and $184 million, respectively. At June 30, 2015, estimated capital expenditures for the remainder of 2015 are approximately $18 million. There are no significant planned capital expenditures for the remainder of 2015 through 2019, other than the pipeline acquisition discussed in Overview above. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

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

NEP OpCo will distribute all of its available cash (as defined in NEP OpCo's partnership agreement) to its Class A unitholders, including NEP, each quarter. The majority of such available cash will be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors.

During the six months ended June 30, 2015, NEP distributed approximately $8 million to its unitholders. On August 3, 2015, NEP declared a distribution of $0.2350 per common unit payable on August 14, 2015 to its unitholders of record on August 11, 2015.

Cash Flows

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

The following table reflects the changes in cash flows for the comparative periods:

	2015	2014	Change
	(millions)
Six Months Ended June 30,
Net cash provided by operating activities	$81	$94	$(13)
Net cash used in investing activities	$(557)	$(135)	$(422)
Net cash provided by financing activities	$471	$120	$351

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were driven primarily by cash flows related to projects that commenced commercial operations after January 2014. These projects included Genesis Unit 2, Bluewater, Mammoth Plains and Palo Duro.

Net Cash Used in Investing Activities

Changes in net cash used in investing activities were driven by project acquisitions, payments from related parties under the CSCS agreement, decreased capital expenditures related to construction activities and changes in restricted cash balances related to the timing of construction payments.

	2015	2014
	(millions)
Six Months Ended June 30,
Capital expenditures	$(74)	$(97)
Acquisitions of projects	(716)	—
Changes in restricted cash	59	(344)
Payments from related parties under CSCS agreement - net	174	—
Proceeds from convertible investment tax credits	—	306
Net cash used in investing activities	$(557)	$(135)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were primarily driven by issuances debt and additional NEP units to acquire additional projects.

	2015	2014
	(millions)
Six Months Ended June 30,
Member contributions (distributions) - net	$4	$127
Issuances of short-term debt - net	325	—
Issuances of long-term debt - net	62	(7)
Repayment of amount due to related party	(22)	—
Proceeds from issuance of common units, net	106	—
Other	(4)	—
Net cash provided by financing activities	$471	$120

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2015, less than 10% of the long-term debt, including current maturities, was exposed to such risk as the remaining balance was either financially hedged or comprised of fixed rate debt. As of June 30, 2015, the estimated fair value and the carrying value of NEP's long-term debt was approximately $2.0 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $73 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are fully contracted under long-term contracts that will have a capacity-weighted average remaining contract term of approximately 19 years as of June 30, 2015.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of losses in the three and six months ended June 30, 2015. Additionally, in February 2015, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 5.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures are not effective at a reasonable assurance level to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within time periods specified in SEC rules and forms, as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of 2014, management determined that NEP did not maintain effective internal controls over the accounting for income taxes. NEP identified deficiencies with the valuation of deferred income tax accounts, which resulted in a material weakness in internal control over financial reporting. Specifically, NEP did not effectively determine and monitor its valuation allowances on deferred income tax assets and the accuracy of its deferred income taxes, all non-cash activities. This deficiency resulted in an immaterial misstatement of income tax expense and deferred income taxes in the December 31, 2013 financial statements as filed in the Prospectus. Additionally, this deficiency could have resulted in a material misstatement of income tax expense within the annual and interim consolidated financial statements that would not have been prevented or detected, and accordingly, this internal control deficiency constitutes a material weakness as of June 30, 2015. NEP continues to take steps to remediate the material weakness, including the development of enhanced oversight and review procedures, organizational changes and adding additional personnel with income tax accounting experience. Management believes the additional control procedures and organizational changes, when implemented and validated, will be sufficient to remediate this material weakness.

(b)	Changes in Internal Control Over Financial Reporting

This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2014 Form 10-K except as follows:

Risks Relating to the NET Midstream Acquisition

The NET Midstream acquisition may not be completed, and even if the NET Midstream acquisition is completed, NEP may fail to realize the growth prospects anticipated as a result of the NET Midstream acquisition.

NEP expects the NET Midstream acquisition to close early in the fourth quarter of 2015, subject to the satisfaction or waiver of customary closing conditions.

There are a number of risks and uncertainties relating to the NET Midstream acquisition. For example, the NET Midstream acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure to satisfy one or more of the conditions to closing. The parties to the purchase and sale agreement may fail to satisfy or waive the conditions to closing of the NET Midstream acquisition, including the expiration or early termination of any required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, may not be or other events could not intervene to delay or result in the failure to close the NET Midstream acquisition may occur. In addition, both NEP and the sellers have the ability to terminate the purchase and sale agreement under certain circumstances. Failure to complete the NET Midstream acquisition would prevent NEP from realizing the anticipated benefits of the NET Midstream acquisition. NEP would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of its common units may reflect various market assumptions as to whether the NET Midstream acquisition will be completed. Consequently, the completion of, the failure to complete or any delay in the closing of the NET Midstream acquisition could result in a significant change in the market price of its common units.

If NEP is able to consummate of the NET Midstream acquisition, such consummation would involve potential risks, including, without limitation, the failure to realize expected profitability, growth or accretion; the incurrence of liabilities or other compliance costs related to environmental or regulatory matters, including potential liabilities that may be imposed without regard to fault or the legality of conduct; and the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate. If NEP consummates the NET Midstream acquisition and if these risks or other unanticipated liabilities were to materialize, any desired benefits of the NET Midstream acquisition may not be fully realized, if at all, and its future financial performance and results of operations could be negatively impacted.

Uncertainties associated with the NET Midstream acquisition may cause a loss of management personnel and other key employees that could adversely affect NEP's future business, operations and financial results following the NET Midstream acquisition.

Whether or not the NET Midstream acquisition is completed, the announcement and pendency of the NET Midstream acquisition could disrupt NET Midstream’s business. NET Midstream is dependent on the experience and industry knowledge of its senior management and other key employees to execute its business plan. The success of NET Midstream after consummation of the NET Midstream acquisition will depend in part upon NET Midstream’s ability to retain its key management personnel and other key employees both in advance of and following the NET Midstream acquisition. NET Midstream’s employees may experience uncertainty about their roles following the NET Midstream acquisition, which may have an adverse effect on NET Midstream’s ability to retain key management and other key personnel.

NEP may not be able to obtain debt or equity financing for the NET Midstream acquisition on expected or acceptable terms.

The NET Midstream acquisition is not subject to a financing condition. In connection with the financing of such acquisition, NEP entered into a commitment letter with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC, pursuant to which they have committed to provide NEP with up to $1.0 billion in senior secured loans under a bridge loan facility, subject to the negotiation of a definitive loan agreement. NEP intends to use available cash, any remaining capacity on its revolving credit facility, and the proceeds of future indebtedness or equity issuances to pay the remaining purchase price and the related costs and expenses of the NET Midstream acquisition. If NEP is unable to obtain the bridge loan facility on expected or acceptable terms, or if NEP is unable to raise anticipated amounts of cash proceeds from debt or equity financings at attractive prices at or prior to the closing of the NET Midstream acquisition, NEP would need to find additional funding sources in order to close the NET Midstream acquisition, and the use of different funding sources could make the NET Midstream acquisition less accretive than anticipated. Assuming all other closing conditions are satisfied, its failure to close under these circumstances could expose NEP to substantial damages depending on the circumstances. In addition, if NEP takes on more indebtedness than anticipated to consummate the NET Midstream acquisition, it may have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to its unitholders.

As a result of the NET Midstream acquisition, the scope and size of NEP's operations and business will substantially change. NEP's expansion into the midstream natural gas industry may not be successful.

The NET Midstream acquisition will substantially expand the scope and size of NEP's business by adding substantial natural gas pipeline assets and operations to its existing assets and operations. Prior to the NET Midstream acquisition, NEP's operations consisted of long-term contracted wind and solar projects. NET Midstream is a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets, which is a new line of business for NEP. Developing and operating natural gas pipelines require different operating strategies and managerial expertise than NEP's current operations, and these services are subject to additional or different regulatory requirements.

The anticipated future growth of NEP's business will impose significant added responsibilities on management. The significant growth may place strain on its administrative and operational infrastructure. NEP's senior management’s attention may be diverted from the management of daily operations to the integration of NET Midstream’s business operations and the assets acquired in the NET Midstream acquisition. NEP's ability to manage its business and growth will require it to apply its operational, financial and management controls, reporting systems and procedures to the acquired NET Midstream business. NEP may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities, and use more cash and other financial resources on integration and implementation activities than NEP anticipates. NEP may not be able to successfully integrate NET Midstream’s operations into its existing operations, successfully manage this new line of business or realize the expected economic benefits of the NET Midstream acquisition, which may have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

Risks Relating to Ownership and Operation of Natural Gas Pipelines

If the NET Midstream acquisition is consummated, NEP will become subject to additional risks associated with the development, ownership and operation of natural gas pipelines and will be subject to additional regulations. If any of the following risks were to occur, NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially and adversely affected.

NET Midstream depends on a key customer for a significant portion of its revenues. The loss of this customer could result in a decline in NEP's revenues and cash available to make distributions to its unitholders.
A subsidiary of Pemex Gas y Petroquimica Basica, a division of Petróleos Mexicanos (PEMEX) is expected to account for approximately 52% of the firm contracted revenues of the NET Midstream business in 2016. The loss of all or even a portion of the contracted volumes of PEMEX, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, or disputes with PEMEX, could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders, unless NEP is able to contract for comparable volumes from other customers at favorable rates.

NEP may be unable to secure renewals of long-term natural gas transportation agreements, which could expose its revenues to increased volatility.

NEP may be unable to secure renewals of long-term transportation agreements in the future for the NET Midstream natural gas transmission business as a result of economic factors, lack of commercial natural gas supply available to its systems, changing natural gas supply flow patterns in North America, increased competition or changes in regulation. In particular, NET Midstream has a firm transport contract with a subsidiary of PEMEX for use of the NET Mexico pipeline. The remaining term of this agreement is in excess of NET Midstream’s 16-year weighted average remaining transportation contract life. PEMEX is an independent state enterprise controlled by the Mexican Government and its annual budget is approved by the Mexican Congress. The Mexican Government may cut spending in the future and such cuts could adversely affect PEMEX’s annual budget and thereby its ability to renew existing contracts or enter into new contracts with NEP or compensate NEP for its products and services. Further, at the expiration of the existing contract, NEP may be required to participate in an open auction to renew such contract.

If the percentage of the NET Midstream capacity covered by long-term firm transport contracts were to decline, NEP's revenues and contract volumes would be exposed to increased volatility. The inability to renew these agreements, including the PEMEX contract following its expiration, could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

If NEP completes the NET Midstream acquisition, it may not succeed in realizing the anticipated benefits of the Net Mexico pipeline joint venture with a subsidiary of PEMEX (PEMEX Sub).

The Net Mexico pipeline joint venture with PEMEX Sub, in which NEP will hold a 90% interest, is subject to a number of risks and uncertainties. Among other risks and uncertainties, because PEMEX Sub has protective voting rights with respect to specified major business decisions of the joint venture, NEP may experience difficulty reaching agreement as to implementation of various changes to the Net Mexico pipeline’s business. For these reasons, or as a result of other factors, NEP may not realize the anticipated benefits of the Net Mexico pipeline.

If NEP completes the NET Midstream acquisition, NEP may for the first time pursue the development of pipeline expansion projects that will require up-front capital expenditures and expose NEP to project development risks.

NEP's business strategy has been to own and operate only projects that are in commercial operation and to avoid the risks inherent in project development and construction. The development and construction of pipeline expansion projects involves numerous regulatory, environmental, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. When NEP undertakes these projects, they may not be completed on schedule, at the budgeted cost or at all. Moreover, NEP's revenues may not increase immediately upon the expenditure of funds on a particular expansion project, or at all. For instance, if NEP undertakes an expansion of one of the pipelines in the portfolio, the construction may occur over an extended period of time and NEP will not receive material increases in revenues until the project is placed in service. Accordingly, if NEP does pursue expansion projects, NEP's efforts may not result in additional long-term contracted revenue streams that increase cash generated from operations on a per common unit basis or the NET Midstream acquisition may not be as beneficial as planned.

NEP's ability to maximize the productivity of the NET Midstream business and to complete potential pipeline expansion projects will be dependent on the continued availability of natural gas production in NET Midstream’s areas of operation.
Low prices for natural gas could adversely affect development of additional natural gas reserves and production that is accessible by its pipeline assets. Production from existing wells and natural gas supply basins with access to its systems will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for its customers or lower natural gas prices could cause producers to determine in the future that drilling activities in areas outside of the current areas of operation of NET Midstream are strategically more attractive to them. A reduction in the natural gas volumes supplied by producers could make it more challenging to increase the amount of NET Midstream’s pipeline capacity that is under long-term firm transport contracts or that shippers otherwise pay to use or have access to, and it may decrease the likelihood that NEP will pursue some or all of the potential pipeline expansion projects NEP has identified.
The prices of natural gas fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond NEP's control. These factors include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic and Mexican production and consumer demand; fluctuations in demand from electric power generators and industrial customers; the availability of imported liquid natural gas (“LNG”); the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional pricing differentials and premiums; the price and availability of alternative fuels; the effect of energy conservation measures; the nature and extent of governmental regulation and taxation; worldwide political events, including actions taken by foreign natural gas producing nations; and the anticipated future prices of natural gas, LNG and other commodities.
NET Midstream does not own all of the land on which the NET Midstream pipelines are located, which could disrupt its operations.
NET Midstream does not own all of the land on which its pipelines are located, and, if NEP completes the NET Midstream acquisition, NEP will be subject to the possibility of more onerous terms or increased costs when NEP needs to extend the duration of any necessary existing land use rights or if NEP needs to obtain any new land use rights in connection with any expansion projects NEP may choose to pursue. In certain instances, the rights-of-way may be subordinate to that of government agencies, which could result in costs or interruptions to NEP's service. Restrictions on NEP's ability to use the rights-of-way could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect NEP's business if it completes the NET Midstream acquisition.

NET Midstream competes with other energy midstream enterprises, some of which are much larger and have significantly greater financial resources and operating experience in its areas of operation. NET Midstream’s competitors may expand or construct infrastructure that creates additional competition for the services it provides to customers. NET Midstream’s ability to renew or replace existing contracts with its customers at rates sufficient to maintain current revenues and cash flow could be adversely affected by the activities of its competitors and customers. All of these competitive pressures could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

If third-party pipelines and other facilities interconnected to the NET Midstream pipelines become partially or fully unavailable to transport natural gas following the NET Midstream acquisition, NEP's revenues and cash available for distribution to unitholders could be adversely affected.

NEP may depend upon third-party pipelines and other facilities that provide delivery options to and from the NET Midstream pipelines. Because NEP will not own these third-party pipelines or facilities, their continuing operation will not be within its control. If these pipeline connections were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, its ability to operate efficiently and to ship natural gas to end-markets could be restricted, thereby reducing revenues. Any temporary or permanent interruption at any key pipeline interconnection could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

A change in the jurisdictional characterization of some of the NET Midstream assets, or a change in law or regulatory policy, could result in increased regulation of these assets, which could have material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

The NET Midstream pipeline assets are intrastate natural gas transportation pipelines and natural gas-gathering facilities. Unlike interstate gas transportation facilities, intrastate natural gas transportation pipelines and natural gas gathering facilities are exempt from the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 (NGA), except that intrastate gas transportation pipelines may provide interstate gas transportation services subject to FERC regulation pursuant to Section 311 of the Natural Gas Policy Act of 1978 (NGPA).

State regulation of gathering facilities generally includes various safety, environmental, and in some cases non-discriminatory take requirements and complaint-based rate regulation. The distinction between FERC-regulated transmission pipeline services and federally unregulated intrastate and gathering services has been the subject of substantial litigation, and FERC determines whether facilities are subject to its jurisdiction on a case-by-case basis, so the classification and regulation of NEP's intrastate and gathering facilities is subject to change based on future determinations by FERC, or the courts. If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders. In addition, if any of the NET Midstream assets were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.

In addition, the rates, terms and conditions of some of the transportation services NET Midstream provides on its Eagle Ford pipeline and NET Mexico pipeline are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Eagle Ford pipeline currently is charging rates for its NGPA Section 311 services that were deemed fair and equitable under a rate settlement approved by FERC. NET Mexico pipeline has filed a petition for FERC approval of its initial rates and statement of operating conditions; however, that filing remains pending before FERC, and therefore the rates currently being charged by NET Mexico pipeline for NGPA Section 311 services are subject to potential refund, and the terms and conditions pursuant to which NET Mexico pipeline provides such services, are subject to change based on the outcome of that proceeding. NET Mexico recently has filed a settlement with FERC staff and the shipper that takes NGPA Section 311 services; if the settlement is approved by FERC, it will resolve the proceeding.

NEP may incur significant costs and liabilities if it completes the NET Midstream acquisition as a result of pipeline integrity management program testing and any necessary pipeline repair or preventative or remedial measures.

The U.S. Department of Transportation (“DOT”) has adopted regulations requiring pipeline operators to develop pipeline integrity management programs for transmission pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could affect a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

NEP's actual implementation costs may be affected by industry-wide demand for the associated contractors and service providers. Additionally, should NEP fail to comply with DOT regulations, NEP could be subject to penalties and fines.

NET Midstream's pipeline operations could incur significant costs if the Pipeline and Hazardous Materials Safety Administration or the Railroad Commission of Texas adopts more stringent regulations governing NEP's business.
The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act), directs the United States Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in natural gas and hazardous liquids pipeline safety rulemakings. These rulemakings will be conducted by the Pipeline and Hazardous Materials Safety Administration (PHMSA).
Since passage of the 2011 Pipeline Safety Act, PHMSA has published several notices of proposed rulemaking which propose a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities, including increased safety requirements and increased penalties.
Actual regulatory, inspection and enforcement oversight of pipeline safety rules with respect to the NET Midstream intrastate transmission and gathering facilities is conducted by the Texas Railroad Commission’s Pipeline Safety Division (the Division), pursuant to authorization by PHMSA. The Division is obligated to enforce at least the minimum federal pipeline safety regulations, but may adopt additional or more stringent regulations as long as they are not incompatible with the federal regulations.
The adoption of federal or state regulations that apply more comprehensive or stringent safety standards to intrastate transmission or gathering lines could require NET Midstream to install new or modified safety controls, incur additional capital expenditures, or conduct maintenance programs on an accelerated basis. Such requirements could result in NET Midstream's incurrence of increased operational costs that could be significant; or if NET Midstream fails to, or is unable to, comply, NET Midstream may be subject to administrative, civil and criminal enforcement actions, including assessment of monetary penalties or suspension of operations, which could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

NEP could be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws (including non-U.S. laws), any of which could have a material adverse effect on its financial condition and results of operations, including its cash available for distribution to unitholders.
NEP is subject to both the anti-bribery and accounting provisions of the FCPA (as well as applicable anti-corruption laws in other countries in which NEP does business). These provisions prohibit NEP from directly or indirectly giving, offering or promising anything of value to foreign officials to elicit an improper commercial advantage and require NEP to maintain accurate books and records in reasonable detail and adequate internal controls. In recent years, the U.S. government has brought FCPA enforcement actions that have led to significant monetary penalties against several companies operating in the oil and gas industry.
The NET Midstream acquisition raises anti-corruption compliance risks. NET Midstream has a firm transport contract in place with a subsidiary of PEMEX, the Mexican state-owned oil and gas company, with respect to the NET Mexico pipeline, and the subsidiary of PEMEX is also a 10% equity owner of the NET Mexico pipeline. In connection with these business relationships, NET Midstream interacts, both directly and indirectly, extensively with officials of PEMEX, who could be considered foreign officials under the FCPA. The anti-corruption compliance risks associated with such interactions may be heightened by the fact that PEMEX reportedly was involved in several corruption scandals in recent years (unrelated to NET Midstream’s business dealings with PEMEX).
NEP's planned compliance procedures to mitigate anti-corruption compliance risks may not detect or prevent potential violations of the FCPA or other applicable anti-corruption laws. Under such circumstances, NEP could be subject to criminal and civil penalties and other legal and regulatory liabilities and government-imposed requirement to undertake remedial measures, any of which could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.
PEMEX may claim certain immunities under the Foreign Sovereign Immunities Act and Mexican law, and NET Midstream’s ability to sue or recover from PEMEX for breach of contract may be limited.
PEMEX is an independent state enterprise controlled by the Mexican Government. Accordingly, PEMEX may claim sovereign immunity and it may not be possible to obtain a judgment in a U.S. court against PEMEX unless the U.S. court determines that PEMEX is not entitled to sovereign immunity with respect to that action. In addition, Mexican law does not allow attachment prior to judgment or attachment in aid of execution upon a judgment by Mexican courts upon the assets of Petróleos Mexicanos or its subsidiary entities. As a result, NET Midstream’s or NEP's ability to enforce any judgments against PEMEX in the courts of Mexico may be limited. Therefore, even if NEP were able to obtain a U.S. judgment against PEMEX for breach of contract or in a similar action, NEP might not be able to obtain a judgment in Mexico that is based on that U.S. judgment. This inability to sue or recover from PEMEX could inhibit NEP from enforcing NET Midstream’s contracts with PEMEX, which could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

FERC is investigating certain commodities trading activities at a subsidiary of NET Midstream.
There is an ongoing FERC investigation and an ongoing FERC inquiry into certain trading activities by an employee of National Energy & Trade, LP, a subsidiary of NET Midstream, relating to physical and financial products.   In connection with the investigation and inquiry, National Energy & Trade, LP has denied that there have been any violations of FERC regulations.  Although NEP will not be acquiring National Energy & Trade, LP in the transaction and the purchase and sale agreement for the acquisition provides for it to be fully indemnified in the event FERC orders remedies against NET Midstream as a result of the investigation or the inquiry, NEP cannot be certain of the outcome of that investigation and inquiry.  The outcome of the investigation and inquiry could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

Natural gas operations are subject to numerous environmental laws and regulations, compliance with which may require significant capital expenditures, increase NEP's cost of operations and affect or limit its business plans, or expose NEP to liabilities.

Natural gas transmission and gathering activities are subject to stringent and complex federal, state and local environmental laws and regulations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally will require NEP to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties. In particular, compliance with major Clean Air Act regulatory programs may cause NEP to incur significant capital expenditures to obtain permits, evaluate offsite impacts of its operations, install pollution control equipment, and otherwise assure compliance.

Compliance with new and emerging environmental laws, regulations, and regulatory programs applicable to natural gas transmission may significantly increase its operating costs compared to historical levels. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting its operating assets. NEP may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if NEP fails to obtain or comply with them or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. The costs that may be incurred to comply with environmental regulations in the future may have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

Reductions in demand for natural gas in the United States or Mexico and low market prices of commodities could adversely affect NET Midstream's operations and cash flows.

NET Midstream's natural gas pipeline operations may be negatively affected by sustained downturns in the economy of the United States or Mexico or long-term conservation efforts, which could affect long-term demand and market prices for natural gas. These factors are beyond NEP's control and could impair the ability to meet long-term goals. Lower overall economic output could reduce the volume of natural gas transported or gathered, resulting in lower earnings and cash flows. Transmission revenues could be affected by long-term economic declines which could result in the non-renewal of long-term contracts.

Natural gas gathering and transmission activities involve numerous risks that may result in accidents or otherwise affect NET Mistreams's operations.

There are a variety of hazards and operating risks inherent in natural gas gathering and transmission activities, such as leaks, explosions, mechanical problems, activities of third parties, including the possibility of terrorist acts, and damage to pipelines, facilities and equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, that could cause substantial financial losses. In addition, these risks could result in significant injury, loss of life, significant damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For pipeline assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Therefore, should any of these risks materialize, it could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

NEP does not maintain insurance coverage against all of these risks and losses, and any insurance coverage NEP might maintain may not fully cover the damages caused by those risks and losses. Therefore, should any of these damages occur, they could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

The assumptions underlying NEP's projections of future revenues from the pending NET Midstream acquisition are inherently uncertain and are subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those forecasted.

NEP's forecasted revenues for 2016 attributable to the NET Midstream assets are included in “Summary - Recent Developments.” A portion of the expected revenues is attributable to revenues from variable transport fees under current contracts based on historical variable transport rates and current projections of production levels through 2016 and a portion is attributable to variable revenues received from gas supply contracts and firm and interruptible transportation service offered on a commodity basis. To the extent these variable revenues are not achieved, NEP's revenues during the forecast period will be adversely affected. In addition, a portion of this expected increase in revenues is from additional firm capacity subscriptions associated with the header short haul project and backhaul contract, which are expected to be placed into service in the first and second quarters of 2016, respectively. To the extent the header short haul project and backhaul contract are not placed into service in the first and second quarters of 2016 respectively or NEP is not able to subscribe additional firm contracts for the capacity, NEP's forecasted 2016 revenues will be adversely affected. The financial forecast has been prepared by management, and NEP has not received an opinion or report on it from NEP's or any other independent auditor. The assumptions underlying the forecast are inherently uncertain and are subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those forecasted. If NEP does not achieve the forecasted results, NEP may not be able to pay all or a part of the increased quarterly distribution on its units, in which event the market price of its common units may decline materially.

Tax Risks

NEP's future net operating losses, or NOLs, may be less than expected, and its ability to use its NOLs may be limited by certain ownership changes in the future, both of which would increase or accelerate its future tax liability and thus reduce its future cash available for distribution to unitholders.

NEP is subject to U.S. federal income tax at regular corporate rates on its net taxable income. NEP expects to generate NOLs and NOL carryforwards that NEP can use to offset future taxable income. As a result, NEP does not expect to pay meaningful U.S. federal income tax for approximately 15 years. This estimate is based on assumptions NEP has made regarding, among other things, NEP OpCo’s income, capital expenditures, cash flows, net working capital and cash distributions and it ignores the effect of any possible acquisitions of additional assets other than the pending acquisition of NET Midstream.

In addition, its NOL carryovers may be limited by Section 382 of the Code if NEP undergoes an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in the company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, NEP's ability to use its NOLs to reduce its taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of its common units immediately prior to the ownership change multiplied by the long term tax-exempt interest rate in effect for the month of the ownership change. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred. NEP's use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

Based on NEP's knowledge of the ownership of its common units, NEP does not believe that an ownership change has occurred to date. Accordingly, NEP believes that at the current time there is no annual limitation imposed on its use of its NOLs incurred to date to reduce future taxable income. However, as NEP incurs more NOLs going forward, a future ownership change in connection with a future equity offering or other transaction could limit the use of those NOLs. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage ownership among unitholders. There are currently no restrictions on the transfer of its common units that would discourage or prevent transactions that could cause an ownership change. In addition, NEP has not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service regarding its conclusions as to whether its losses are subject to any such limitations. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future, and whether such an ownership change will impact its use of NOLs.

NEP may not generate NOLs as expected. In addition, NEP's ability to use its NOLs may be limited by ownership changes in the future. Accordingly, its future tax liability may be greater than expected and could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

The factors discussed above and in Part I, Item 1A. Risk Factors in the 2014 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described above and in the 2014 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 5. Other Information

On July 29, 2015, an indirect subsidiary of NEP (borrower) borrowed approximately $81 million under a limited-recourse senior secured term loan agreement that matures in December 2026. Borrowings under the term loan were used to reimburse a subsidiary of NEP for a portion of the costs associated with the previous acquisition of two wind energy generating facilities, to repay approximately $20 million of outstanding debt under a bank loan associated with one of the generating facilities and to repay $50 million outstanding under the revolving credit facility.
Principal on the partially-amortizing loan is payable semi-annually with a final principal payment of approximately $21 million due at maturity. Approximately $54 million of the borrowings under the term loan will bear interest at a floating rate based on the London InterBank Offered Rate plus a specified margin. The remaining amount of the borrowings will bear interest at a fixed rate of 4.38%. The borrower entered into interest rate swaps to hedge against interest rate movements with respect to a majority of interest payments on the floating rate tranche of the term loan. Interest is payable quarterly. The term loan is secured by liens on the two wind energy generating facilities and certain other assets of, and the ownership interests in, the NEP subsidiaries which own the wind energy generating facilities. The borrower also entered into forward interest rate swaps to hedge against interest rate exposure with respect to the final principal payment due at maturity. The term loan agreement contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the term loan agreement and related documents, actions by the NEP subsidiaries which own the wind energy generating facilities or by other parties under specified agreements relating to the generating facilities or the term loan-related agreements, the termination of certain of such specified agreements and certain bankruptcy-related events. In connection with the term loan agreement, NEECH provided guarantees of approximately $24 million related to various reserve requirements under the term loan agreement, of which approximately $6 million is expected to expire in 2016.

Item 6. Exhibits

Exhibit Number	Description
2
Purchase and Sale Agreement by and between NEP US SellCo, LLC a Delaware limited liability company, and NextEra Energy Partners Acquisitions, LLC, a Delaware limited liability company, dated as of April 28, 2015

10.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of May 14, 2015
10.2
Amended and Restated Class B, Series 1 Limited Partner Interests Amendment to First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, a Delaware limited partnership, dated July 17, 2015 and effective April 29, 2015

10.3
Amended and Restated Class B, Series 2 Limited Partner Interests Amendment to First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, a Delaware limited partnership, dated July 17, 2015 and effective April 29, 2015

10.4
Second Amendment to Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders and the lenders party thereto, dated as of April 28, 2015

12	Computation of Ratios
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners GP, Inc.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners GP, Inc.
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 3, 2015

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

CHRIS N. FROGGATT
Chris N. Froggatt Controller and Chief Accounting Officer (Principal Accounting Officer)