Form 10-Q
period 2015-09-30
NextEra Energy Partners, LP
filed 2015-11-06
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of September 30, 2015:  29,668,745

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2014 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2014, as amended
2014 Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview, Results of Operations, Liquidity and Capital Resources and Quantitative and Qualitative Disclosures about Market Risk and Financial Statement and Supplementary Data which were retrospectively adjusted in NEP's Current Report on Form 8-K filed on September 21, 2015

ASA	administrative services agreements
BLM	U.S. Bureau of Land Management
Bluewater	wind project located in Huron County, Ontario, Canada
CITC	Convertible Investment Tax Credit
COD	commercial operation date
Conestogo	wind project located in Wellington County, Ontario, Canada
CSCS agreement	cash sweep and credit support agreement
FIT	Feed-in-Tariff
Genesis	solar project that is composed of Genesis Unit 1 and Genesis Unit 2
Genesis Unit 1	Genesis Unit 1 utility-scale solar generating facility located in Riverside County, California
Genesis Unit 2	Genesis Unit 2 utility-scale solar generating facility located in Riverside County, California
GWh	gigawatt-hour(s)
IPO	initial public offering
IPP	independent power producer
Mammoth Plains	wind project located in Dewey and Blaine Counties, Oklahoma
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEE Operating GP	NextEra Energy Operating Partners GP, LLC
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NET Midstream	NET Holdings Management, LLC, a Delaware limited liability company
NOLs	net operating losses
Northern Colorado	wind project located in Logan County, Colorado
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Palo Duro	wind project located in Hansford and Ochiltree Counties, Texas
PEMEX	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
Prospectus	NEP’s prospectus filed with the SEC on June 26, 2014
RESOP	Renewable Energy Standard Offer Program
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Shafter	solar project located in Shafter, California
Summerhaven	wind project located in Haldimand County, Ontario, Canada
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.

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

•	NEP is subject to risks associated with litigation or administrative proceedings that could materially impact its operations, including future proceedings related to projects it subsequently acquires.

•	NEP's wind projects located in Canada are subject to Canadian domestic content requirements under their FIT contracts.

•	NEP's cross-border operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and non-U.S. jurisdictions.

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

•	NEP's ability to consummate future acquisitions will depend on NEP's ability to finance those acquisitions.

•	Acquisitions of existing clean energy projects involve numerous risks.

•	Renewable energy procurement is subject to U.S. state and Canadian provincial regulations, with relatively irregular, infrequent and often competitive procurement windows.

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

•	Currency exchange rate fluctuations may affect NEP's operations.

•	NEP is exposed to risks inherent in its use of interest rate swaps.

•	NEP’s failure to remediate a material weakness in internal controls, and to maintain effective internal controls in the future, could have a material adverse effect on its business.

Risks Related to NEP's Relationship with NEE

•	NEE exercises substantial influence over NEP and NEP is highly dependent on NEE and its affiliates.

•	NEP is highly dependent on credit support from NEE and its affiliates.

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

Risks Relating to the NET Midstream Acquisition

•	NEP may fail to realize the growth prospects anticipated as a result of the NET Midstream acquisition.

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

•
NET Midstream depends on a key customer for a significant portion of its revenues. The loss of this customer could result in a decline in NEP's revenues and cash available to make distributions to its unitholders.

•	NEP may be unable to secure renewals of long-term natural gas transportation agreements, which could expose its revenues to increased volatility.

•	NEP may not succeed in realizing the anticipated benefits of the NET Mexico pipeline joint venture with a subsidiary of PEMEX.

•
With the NET Midstream acquisition, for the first time NEP is pursuing the development of pipeline expansion projects that will require up-front capital expenditures and expose NEP to project development risks.

•
NEP's ability to maximize the productivity of the NET Midstream business and to complete potential pipeline expansion projects will be dependent on the continued availability of natural gas production in NET Midstream’s areas of operation.

•	NET Midstream does not own all of the land on which the NET Midstream pipelines are located, which could disrupt its operations.

•	The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect NEP's business.

•
If third-party pipelines and other facilities interconnected to the NET Midstream pipelines become partially or fully unavailable to transport natural gas, NEP's revenues and cash available for distribution to unitholders could be adversely affected.

•
A change in the jurisdictional characterization of some of the NET Midstream assets, or a change in law or regulatory policy, could result in increased regulation of these assets, which could have material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.

•	NEP may incur significant costs and liabilities as a result of pipeline integrity management program testing and any necessary pipeline repair or preventative or remedial measures.

•
NET Midstream's pipeline operations could incur significant costs if the Pipeline and Hazardous Materials Safety Administration or the Railroad Commission of Texas adopts more stringent regulations governing NEP's business.

•
NEP could be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws (including non-U.S. laws), any of which could have a material adverse effect on its financial condition and results of operations, including its cash available for distribution to unitholders.

•	PEMEX may claim certain immunities under the Foreign Sovereign Immunities Act and Mexican law, and NET Midstream’s ability to sue or recover from PEMEX for breach of contract may be limited.

•	The Federal Energy Regulatory Commission is investigating certain commodities trading activities at a subsidiary of NET Midstream.

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

•
The assumptions underlying NEP's projections of future revenues from the NET Midstream acquisition are inherently uncertain and are subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those forecasted.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2014 Form 10-K, in Part II, Item 1A. Risk Factors in NEP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (June 2015 Form 10-Q) and Part II, Item 1A. Risk Factors in this Form 10-Q, and investors should refer to those sections of the 2014 Form 10-K, the June 2015 Form 10-Q and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014(a)	2015	2014(a)
OPERATING REVENUES	$103	$97	$297	$267
OPERATING EXPENSES
Operations and maintenance	22	18	64	53
Depreciation and amortization	31	24	90	67
Transmission	1	1	2	2
Taxes other than income taxes and other	3	2	10	5
Total operating expenses	57	45	166	127
OPERATING INCOME	46	52	131	140
OTHER INCOME (DEDUCTIONS)
Interest expense	(28)	(28)	(79)	(73)
Benefits associated with differential membership interests - net	3	—	10	—
Equity in earnings of equity method investees	—	—	(1)	(1)
Other - net	(4)	—	(4)	—
Total other deductions - net	(29)	(28)	(74)	(74)
INCOME BEFORE INCOME TAXES	17	24	57	66
INCOME TAXES	3	1	11	14
NET INCOME	14	23	46	52
Less net income prior to initial public offering for NEP's initial portfolio	—	—	—	28
Less net income attributable to noncontrolling interest(b)	13	20	40	21
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$1	$3	$6	$3

Weighted average number of common units outstanding - basic and assuming dilution	22.6	18.7	20.5	18.7
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.05	$0.17	$0.28	$0.17
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

(b)	The calculation of net income attributable to noncontrolling interest includes the pre-acquisition net income of the 2015 acquisitions. See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Consolidated Financial Statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014(a)	2015	2014(a)
NET INCOME	$14	$23	$46	$52
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of income tax benefit of $1 for each of the periods presented)	(11)	(2)	(9)	(15)
Reclassification from accumulated other comprehensive loss to net income (net of income tax expense of less than $1, less than $1, $1 and less than $1, respectively)	1	1	4	3
Net unrealized losses on foreign currency translation (net of income tax benefit of less than $1, $1, $2 and $1, respectively)	(8)	(7)	(18)	(10)
Total other comprehensive loss, net of tax	(18)	(8)	(23)	(22)
COMPREHENSIVE INCOME (LOSS)	(4)	15	23	30
Less comprehensive income prior to initial public offering for NEP's initial portfolio	—	—	—	14
Less comprehensive income (loss) attributable to noncontrolling interest(b)	(1)	13	21	14
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(3)	$2	$2	$2
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

(b)	The calculation of comprehensive income (loss) attributable to noncontrolling interest includes the pre-acquisition comprehensive income of the 2015 acquisitions. See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Consolidated Financial Statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2015	December 31, 2014(a)
ASSETS
Current assets:
Cash and cash equivalents	$696	$103
Accounts receivable	48	32
Due from related parties	34	219
Restricted cash ($13 and $55 related to VIEs, respectively)	16	82
Prepaid expenses	4	4
Other current assets	13	10
Total current assets	811	450
Non-current assets:
Property, plant and equipment - net ($707 and $722 related to VIEs, respectively)	3,145	3,276
Construction work in progress	2	9
Deferred income taxes	151	144
Investments in equity method investees - VIEs	18	19
Other non-current assets	90	90
Total non-current assets	3,406	3,538
TOTAL ASSETS	$4,217	$3,988
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17	$119
Short-term debt	12	—
Due to related parties	14	37
Current maturities of long-term debt	86	86
Accrued interest	13	23
Other current liabilities	27	21
Total current liabilities	169	286
Non-current liabilities:
Long-term debt	1,824	1,847
Deferral related to differential membership interests - VIEs	419	428
Accumulated deferred income taxes	52	75
Asset retirement obligation	29	28
Non-current due to related party	18	19
Other non-current liabilities	25	25
Total non-current liabilities	2,367	2,422
TOTAL LIABILITIES	2,536	2,708
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 29.7 and 18.7, respectively)	897	551
Accumulated other comprehensive loss	(7)	(3)
Noncontrolling interest	791	732
TOTAL EQUITY	1,681	1,280
TOTAL LIABILITIES AND EQUITY	$4,217	$3,988
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Consolidated Financial Statements.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	67
Amortization of deferred financing costs	4	5
Deferred income taxes	9	13
Benefits associated with differential membership interests - net	(10)	—
Other - net	—	4
Changes in operating assets and liabilities:
Accounts receivable	(6)	(17)
Prepaid expenses and other current assets	(4)	—
Other non-current assets	(2)	(1)
Accounts payable and accrued expenses	(2)	(1)
Due to related parties	(3)	2
Other current liabilities	(2)	9
Other non-current liabilities	(3)	1
Net cash provided by operating activities	117	134
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85)	(183)
Proceeds from convertible investment tax credits	—	306
Acquisitions of projects	(716)	(288)
Changes in restricted cash	66	(4)
Payments from (to) related parties under CSCS agreement - net	182	(146)
Net cash used in investing activities	(553)	(315)
CASH FLOWS FROM FINANCING ACTIVITIES
Partners/Members' contributions	40	448
Partners/Members' distributions	(65)	(253)
Payments to differential membership investors	(2)	—
Proceeds from short-term debt	325	—
Repayments of short-term debt	(313)	—
Change in amounts due to related party	(20)	—
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	702	—
Issuances of long-term debt	234	15
Deferred financing costs	(4)	(1)
Retirements of long-term debt	(190)	(375)
Proceeds from differential membership interest	5	—
Proceeds from issuance of common units - net	319	438
Net cash provided by financing activities	1,031	272
Effect of exchange rate changes on cash	(2)	(2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	593	89
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	103	32
CASH AND CASH EQUIVALENTS - END OF PERIOD	$696	$121
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$85	$59
Cash paid for income taxes	$—	$1
Partners/Members' noncash distributions	$5	$479
Members’ noncash contributions for construction costs and other expenditures	$67	$559
Members’ net distributions for CITC payments	$—	$150
Change in investments in equity method investees - net	$1	$20
Change in accrued CITC that results in a reduction to property, plant and equipment - net	$13	$—
New asset retirement obligation additions	$—	$1
Change in accrued but not paid for capital expenditures	$1	$110
Noncash reclassification of distributions to due from related parties	$—	$38
Noncash member contribution upon transition from predecessor method	$3	$60
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Restricted Cash - At September 30, 2015 and December 31, 2014, approximately $13 million and $55 million, respectively, of current restricted cash on NEP's condensed consolidated balance sheets represents cash to fund certain construction costs. In addition, at December 31, 2014 approximately $22 million of current restricted cash, also included in due to related parties on NEP's condensed consolidated balance sheets, represents CITC proceeds due to NEECH. The remaining current restricted cash and approximately $3 million of other non-current assets on NEP’s condensed consolidated balance sheets as of both September 30, 2015 and December 31, 2014, are held by subsidiaries to pay for certain capital or operating expenditures as well as to fund required equity contributions pursuant to restrictions contained in the debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Revenue Recognition - In July 2015, the Financial Accounting Standards Board (FASB) approved the deferral of the effective date of the new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. The standard is now effective for NEP beginning January 1, 2018. NEP is currently evaluating the effect the adoption of this standard will have, if any, on its financial statements.

Noncontrolling Interests - After the completion of NEP's IPO, NEP owned a controlling, non-economic general partnership interest and a 20.1% limited partnership interest in NEP OpCo and NEE Equity owned a noncontrolling 79.9% limited partnership interest in NEP OpCo. NEP's limited partnership interest in NEP OpCo increased to 22.6% as of September 30, 2015. See Equity below. The following table reflects the changes in NEP's noncontrolling interest balance:

	Nine Months Ended September 30,
	2015	2014(a)
	(millions)
Noncontrolling interest at December 31, 2014(b) and December 31, 2013	$732	$—
Payments to NEE for acquisitions of projects	(716)	(288)
NEE purchase of NEP OpCo's common units	702	—
Cash distributions	(47)	—
Noncash distributions	(7)	—
Member contributions, net(c)	103	1,372
Comprehensive income attributable to noncontrolling interest, including pre-acquisition net income of the 2015 acquisitions	21	14
Noncash member contribution upon transition from predecessor method	3	(60)
Noncontrolling interest at September 30	$791	$1,038
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

(b)	As reported in the 2014 Consolidated Financial Statements.

(c)	For 2015, primarily construction-related contributions between January 1, 2015 and the respective acquisition dates.

Equity - In May 2015, NEP completed the sale of 2,594,948 common units representing limited partnership interests in NEP in a private placement for an aggregate purchase price of approximately $109 million, or $41.87 per common unit. NEP used the proceeds, net of approximately $3 million in fees and expenses relating to the offering, from this private placement to fund a portion of the purchase price payable in the May 2015 project acquisitions discussed in Note 2. The issuance of these additional common units resulted in an increase of NEP's limited partnership interest in NEP OpCo to 22.2%.

In September 2015, NEP completed the sale of 8,375,907 common units representing limited partnership interests in NEP in a public offering for an aggregate purchase price of approximately $218 million, or $26.00 per common unit. NEP used the proceeds, net of approximately $5 million in fees and expenses relating to the offering, to repay amounts owed under the $313 million term loan.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Also in September 2015, a subsidiary of NEE purchased 27,000,000 of NEP OpCo's common units for $702 million. Approximately $110 million of the proceeds were used to repay amounts owed under the $313 million term loan and the balance of the proceeds was used to finance a portion of the acquisition of NET Midstream discussed in Note 2 and for general partnership purposes. After giving effect to the issuance of the NEP common units and the sale of NEP OpCo common units to NEE, NEP's limited partnership interest in NEP OpCo is 22.6% as of September 30, 2015.

On October 28, 2015, NEP announced a distribution of $0.27 per common unit payable on November 13, 2015 to its unitholders of record on November 5, 2015.

Variable Interest Entities (VIEs) - At September 30, 2015, NEP has two VIEs which it consolidates. Certain investors that hold no equity interest in these VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generating facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment and deferral related to differential membership interests, totaled approximately $758 million and $464 million at September 30, 2015, respectively, and approximately $812 million and $555 million at December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, the equity investment described in Note 2 totaled approximately $18 million and $19 million, respectively, and is reflected as investments in equity method investees - VIEs on the condensed consolidated balance sheets and is attributable to the noncontrolling interest. All equity in earnings of the equity method investees is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

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

2. ACQUISITIONS

On April 28, 2015, a subsidiary of NEP made an equity investment in three NEER solar projects under construction in California (the equity investment). Once completed, the solar projects are expected to have a total generating capacity of 277 MW, of which approximately 95 MW have been placed in service as of September 30, 2015. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects. NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects and construction of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the construction and operation of the projects at its own cost, and to contribute to the projects any capital necessary for the construction and operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer.

On May 12, 2015, a subsidiary of NEP completed the acquisition from NEER of four entities with direct or indirect ownership interests in wind energy generating facilities with total generating capacity of approximately 664 MW for total consideration of approximately $424 million in cash consideration, excluding certain adjustments, and the assumption of approximately $269 million in existing debt and tax equity financing. The equity investment on April 28, 2015 and the acquisition of wind projects on May 12, 2015 are collectively referred to as the second quarter 2015 acquisitions.

The second quarter 2015 acquisitions and the acquisitions of Palo Duro and Shafter in the first quarter of 2015 are collectively referred to as the 2015 acquisitions. The 2015 acquisitions were transfers of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

been retrospectively adjusted to include the historical results and financial position of the 2015 acquisitions prior to their respective acquisition dates.

As part of its growth strategy, NEP entered into an agreement, effective July 31, 2015, to acquire 100% of the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. On October 1, 2015, a subsidiary of NEP completed the NET Midstream acquisition. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $654 million in existing debt of NET Midstream and its subsidiaries at closing and excluded post-closing working capital adjustments. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects and (ii) a $200 million holdback retained for an 18-month period to satisfy any indemnification obligations of the sellers. The $200 million indemnity holdback may be reduced by up to $10 million depending on certain post-closing employee retention thresholds. If successful, NEP may spend up to an additional $100 million of capital expenditures for the planned expansion projects, bringing the total transaction size for the NET Midstream acquisition to approximately $2.1 billion. NEP is still in the process of evaluating the business combination accounting considerations, including the initial purchase price allocation. Acquisition-related costs incurred during the three and nine months ended September 30, 2015 totaled approximately $5 million.

Also on October 1, 2015, a subsidiary of NEP acquired a 149 MW wind generating facility located in Ontario, Canada from NEER. In exchange for the shares in the company that indirectly owns the facility, the purchaser paid a total purchase price of approximately $210 million in cash consideration, plus $19 million in working capital (subject to post-closing working capital and other adjustments), and assumed approximately $294 million in existing debt. As part of this acquisition and included in the cash consideration, a subsidiary of NEP acquired an approximately CAD 43 million receivable from a subsidiary of NEER relating to operational performance issues at this facility. The receivable is intended to compensate NEP for the operational performance issues and is supported in full by corrective actions or compensation expected from an equipment vendor under an undertaking the vendor has with NEER. The receivable can be settled, in part or in whole, to the extent the operational performance issues are improved or resolved by the vendor by the end of 2016. This receivable bears interest at 7.1% per annum, is payable by NEER in equal quarterly installments and matures in September 2035.

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

For periods after the date a project is acquired by NEP (NEP acquisition date), taxes are calculated for NEP as a single taxpaying entity for U.S. federal and state income tax purposes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership electing to be taxed as a partnership for U.S. federal and state income tax purposes, NEP has only included its proportionate share of U.S. income taxes. The U.S. income taxes on the remaining noncontrolling interest in NEP OpCo earnings were allocated to NEE Equity and are not included in NEP's condensed consolidated financial statements. The Canadian subsidiaries are all Canadian taxpayers subject to Canadian income tax, and therefore all Canadian taxes are included in NEP's condensed consolidated financial statements. NEE Equity's share of Canadian taxes is included in net income attributable to noncontrolling interest in NEP's condensed consolidated financial statements.

The effective tax rate for the three months ended September 30, 2015 and 2014 was approximately 18% and 4%, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was approximately 19% and 21%, respectively. For periods ending prior to July 1, 2014, the effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, the 50% tax basis reduction due to CITCs that are recognized when assets are placed into service, and valuation allowances on deferred tax assets. Additionally, in periods ending after July 1, 2014, the effective tax rate is affected by taxes attributable to the noncontrolling interest, and the taxation of Canadian income in both Canada and the U.S.

4. FAIR VALUE MEASUREMENTS

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEP uses several different valuation techniques to measure the fair value of assets and liabilities relying primarily on observable market information for identical or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

its assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. All transfers between fair value hierarchy levels occur at the beginning of the period in which the transfer occurred.

Cash Equivalents - Cash equivalents, which are included in cash and cash equivalents, restricted cash and other non-current assets on the condensed consolidated balance sheets, consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds these investments in money market funds. NEP estimates the fair value of these funds using a market approach based on current observable market prices.

Interest Rate Swaps and Foreign Currency Contracts - NEP estimates the fair value of its derivatives using an income approach, or a discounted cash flows valuation technique, based on the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in these fair value measurements include the contractual terms of the derivative agreements, foreign currency exchange rates, current interest rates and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy. At September 30, 2015, the fair value of NEP's foreign currency contracts is less than $1 million.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$56	$—	$56	$104	$—	$104
Interest rate swaps	—	—	—	—	2	2
Total assets	$56	$—	$56	$104	$2	$106
Liabilities:
Interest rate swaps	$—	$16	$16	$—	$11	$11
Total liabilities	$—	$16	$16	$—	$11	$11

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of accounts receivable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding assets and liabilities which are recorded at fair value and disclosed above, are as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Notes receivable(a)	$20	$20	$20	$20
Long-term debt, including current maturities(b)	$1,910	$2,001	$1,933	$2,008
____________________

(a)
Fair value approximates carrying amount as they bear interest primarily at variable rates and have long-term maturities (Level 2) and are included in other non-current assets on the condensed consolidated balance sheets.

(b)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period. In connection with certain debt financings, NEP entered into interest rate swap agreements to manage interest rate cash flow risk. Under the interest rate swap agreements, NEP pays a fixed rate of interest and receives a floating rate of interest over the term of the agreements without the exchange of the underlying notional amounts. These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate swap agreements. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, with maturity dates through 2032. As of September 30, 2015 and December 31, 2014, the combined notional amounts of the swap agreements were approximately $374 million and $361 million, respectively. In order to apply hedge accounting, the transactions must be designated as hedges and must be highly effective in offsetting the hedged risk. For interest rate swaps, generally NEP assesses a hedging instrument’s effectiveness by using non-statistical methods including dollar value comparisons of the change

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout the hedge’s life. The effective portion of changes in the fair value of derivatives accounted for as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (loss) (AOCI). The amounts deferred in AOCI are recognized in earnings in the period(s) during which the transaction being hedged affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, is reported in current earnings.

Approximately $6 million of net losses included in AOCI at September 30, 2015, is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in interest rates. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

The fair values of NEP's derivative instruments designated as cash flow hedging instruments are included on NEP's condensed consolidated balance sheets as follows:

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate swaps:
Other non-current assets	$—	$1	$5	$—
Other current liabilities	$—	$6	$3	$3
Other non-current liabilities	$—	$11	$—	$8

Gains (losses) related to NEP's cash flow hedges are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Interest rate swaps:
Losses recognized in other comprehensive income	$(12)	$(3)	$(10)	$(16)
Losses reclassified from AOCI to net income(a)	$1	$1	$5	$3
____________________
(a)  Included in interest expense.

During the nine months ended September 30, 2015, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of September 30, 2015, the notional amount of the foreign currency contracts was approximately $41 million. During each of the three and nine months ended September 30, 2015, NEP recorded approximately $1 million of gains related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. DEBT

Significant short-term and long-term debt issuances and borrowings by subsidiaries of NEP during the nine months ended September 30, 2015 were as follows:

Date Issued	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
January - February 2015	Senior secured revolving credit facility	Variable(a)	$122	(b)	2019
May 2015	Short-term term loan	Variable(a)	$313	(c)	2016
June 2015	Short-term cash grant bridge loan	Variable(a)	$12		2016
June 2015	Limited-recourse senior secured term loan	4.52%	$31		2033
July 2015	Limited-recourse term loan	Variable(d)	$81		2026
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	At September 30, 2015, $29 million is outstanding under the revolving credit facility.

(c)	In connection with the sale of NEP common units and the sale of NEP OpCo common units in September 2015, this loan was repaid. See Note 1 - Equity.

(d)	Approximately $54 million of the term loan bears interest based on an underlying index plus a margin. The remaining amount of the term loan bears interest at a fixed rate of 4.38%.

The long-term debt agreements listed above are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments.

On October 1, 2015, a subsidiary of NEP (the borrower) borrowed $600 million under several variable rate senior secured term loan agreements (term loans) that mature in October 2018. Interest is based on the London Interbank Offered Rate plus a margin, with payment being due at the end of interest rate periods which can range from one to six months, as selected by the borrower. The term loans are secured by liens on certain of the assets of NEP OpCo and certain other assets of, and the direct ownership interest in, one of NEP OpCo's direct subsidiaries. All borrowings under the term loans are guaranteed by NEP and NEP OpCo.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended September 30, 2015
Balances, June 30, 2015	$—	$(49)	$(49)
Other comprehensive loss before reclassification	(11)	(8)	(19)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive loss	(10)	(8)	(18)
Balances, September 30, 2015	(10)	(57)	(67)
AOCI attributable to noncontrolling interest	(9)	(51)	(60)
AOCI attributable to NEP, September 30, 2015	$(1)	$(6)	$(7)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Nine months ended September 30, 2015
Balances, December 31, 2014	$(5)	$(39)	$(44)
Other comprehensive loss before reclassification	(9)	(18)	(27)
Amounts reclassified from AOCI to interest expense	4	—	4
Net other comprehensive loss	(5)	(18)	(23)
Balances, September 30, 2015	(10)	(57)	(67)
AOCI attributable to noncontrolling interest	(9)	(51)	(60)
AOCI attributable to NEP, September 30, 2015	$(1)	$(6)	$(7)

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended September 30, 2014
Balances, June 30, 2014	$(2)	$(28)	$(30)
Other comprehensive loss before reclassification	(2)	(7)	(9)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive loss	(1)	(7)	(8)
Balance sheet adjustment related to transitioning from separate return method (see Note 3)	6	—	6
Balances, September 30, 2014	3	(35)	(32)
AOCI attributable to noncontrolling interest	3	(34)	(31)
AOCI attributable to NEP, September 30, 2014	$—	$(1)	$(1)

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Nine months ended September 30, 2014
Balances, December 31, 2013	$9	$(25)	$(16)
Other comprehensive loss before reclassification	(15)	(10)	(25)
Amounts reclassified from AOCI to interest expense	3	—	3
Net other comprehensive loss	(12)	(10)	(22)
Balance sheet adjustment related to transitioning from separate return method (see Note 3)	6	—	6
Balances, September 30, 2014	3	(35)	(32)
AOCI attributable to noncontrolling interest	3	(34)	(31)
AOCI attributable to NEP, September 30, 2014	$—	$(1)	$(1)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. RELATED PARTY TRANSACTIONS

At September 30, 2015, each project has entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. NEP’s O&M expenses for each of the three months ended September 30, 2015 and 2014 include approximately $1 million, and for the nine months ended September 30, 2015 and 2014, $4 million and $3 million, respectively, related to such services. Additionally, Northern Colorado pays an affiliate for transmission services. NEP’s transmission expense for the three and nine months ended September 30, 2015 and 2014 represents the fees paid for these services. At September 30, 2015 and December 31, 2014, the net payables for these services, as well as for payroll and other payments made on behalf of these projects, were approximately $7 million and $13 million, respectively, and are included in due to related parties on NEP's condensed consolidated balance sheets.

Management Services Agreement - Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo will pay NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo will also make certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders (IDR Fees). NEP’s O&M expenses for the three and nine months ended September 30, 2015 include approximately $1 million and $3 million, respectively, and $1 million for each of the three and nine months ended September 30, 2014, related to payments made under the MSA.

Cash Sweep and Credit Support Agreement - Effective July 1, 2014, NEP OpCo entered into a CSCS agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s expense for the three and nine months ended September 30, 2015 includes approximately $1 million and $2 million, respectively, and for each of the three and nine months ended September 30, 2014 less than $1 million, related to payments made under the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements (Project Sweeps), and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amount held in accounts belonging to NEER or its subsidiaries as of September 30, 2015 and December 31, 2014 were approximately $34 million and $218 million, respectively, and are included in due from related parties on NEP’s condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. As of September 30, 2015, NEECH guaranteed or provided letters of credit or bonds totaling approximately $532 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payment of construction-related expenses that were not yet paid before the sale of the differential membership interests in VIEs as well as payments due by the VIEs and indemnifications to the VIEs' respective investors. As of September 30, 2015, NEER guaranteed a total of approximately $53 million related to these obligations.

Due to Related Party - As of September 30, 2015 and December 31, 2014, approximately $16 million reported in non-current due to related party on NEP's condensed consolidated balance sheets represents an amount due from Palo Duro to NEER to refund NEER for certain transmission costs paid on behalf of Palo Duro. Amounts will be paid to NEER as Palo Duro receives payments

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

from a third party for a related note receivable in the amount of approximately $16 million recorded in other non-current assets on NEP’s condensed consolidated balance sheets. At September 30, 2015 and December 31, 2014, the remaining balances reported in non-current due to related party on the accompanying condensed consolidated balance sheets represent amounts owed to NEER or NEER subsidiaries for reimbursement of certain costs as well as, at December 31, 2014, for fees related to O&M agreements and ASAs discussed above.

Development, Engineering and Construction Commitments - During the nine months ended September 30, 2015, NEER purchased and contributed approximately $24 million under several engineering, procurement and construction contracts related to the procurement of materials and services for certain NEP assets and for which costs were capitalized in construction work in progress. There were no such purchases and contributions in the three months ended September 30, 2015 or the three and nine months ended September 30, 2014.

9. COMMITMENTS AND CONTINGENCIES

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $4 million for each of the three month periods ended September 30, 2015 and 2014, and $12 million and $10 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in operations and maintenance expenses in NEP's condensed consolidated statements of income.

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

The total minimum rental commitments at September 30, 2015 under these land use agreements are as follows:

Land Use Commitments
(millions)
Remainder of 2015	$2
2016	6
2017	6
2018	6
2019	6
2020	7
Thereafter	176
Total minimum land use payments	$209

Letter of Credit Facility - Genesis entered into a letter of credit (LOC) facility, under which the LOC lender may issue standby letters of credit not to exceed approximately $83 million, with a maturity date of August 15, 2017. The purpose and amounts of letters of credit outstanding as of September 30, 2015 are as follows:

LOC Facility Purpose	Amount	Outstanding Dates
	(millions)
PPA security	$25	September 2011 - Maturity
Large generator interconnection agreement obligations	8	September 2011 - Maturity
O&M reserve	10	December 2013 - Maturity
Debt service reserve	35	August 2014 - Maturity
Total	$78

Canadian FIT Contracts - At September 30, 2015, the FIT contracts relating to Summerhaven, Conestogo and Bluewater require suppliers to source a minimum percentage of their equipment and services from Ontario resident suppliers to meet the minimum

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

required domestic content level (MRDCL). The MRDCL for Summerhaven and Conestogo is 25% and the MRDCL for Bluewater is 50%. Following their respective CODs, Summerhaven, Conestogo and Bluewater submitted reports to the Independent Electricity System Operator (IESO) summarizing how they achieved the MRDCL for their respective projects (domestic content reports) and the IESO issued letters to Summerhaven, Conestogo and Bluewater acknowledging the completeness of their domestic content reports. The IESO has the right to audit the Summerhaven, Conestogo and Bluewater projects for a period of up to 7 years post-COD to confirm that they complied with the domestic content requirements under their respective FIT contracts and achieved their respective MRDCLs. The failure by any of these projects to achieve its MRDCL could result in a default by such project under its FIT contract, which default may not be possible to cure and could result in a termination of its FIT contract, without compensation, by the IESO. A termination of the FIT contract for Summerhaven, Conestogo or Bluewater could negatively affect revenues generated by such project and have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP owns a controlling, non-economic general partnership interest and a 22.6% limited partnership interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and, after October 1, 2015, a portfolio of seven long-term contracted natural gas pipeline assets.

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

Following NEP’s IPO, NEP has consolidated the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. NEP owns a 22.6% limited partnership interest in NEP OpCo and NEE Equity owns a noncontrolling 77.4% limited partnership interest in NEP OpCo. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interest.

NEP acquired projects during the nine months ended September 30, 2015 as further described in Note 2. The acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the 2015 acquisitions prior to their respective acquisition dates.

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

NEP entered into an agreement, effective July 31, 2015, to acquire the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. The NET Midstream pipeline portfolio has total existing capacity of approximately 4 billion cubic feet (Bcf) per day, of which 3 Bcf per day is currently contracted with firm ship-or-pay contracts. There are planned expansion projects for the three largest pipelines in the portfolio that, if completed, are expected to provide an additional 0.9 Bcf per day of contracted volumes. On October 1, 2015, a subsidiary of NEP completed the NET Midstream acquisition. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $654 million in existing debt of NET Midstream and its subsidiaries at closing and excluded post-closing working capital adjustments. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects and (ii) a $200 million holdback retained for an 18-month period to satisfy any indemnification obligations of the sellers. The $200 million indemnity holdback may be reduced by up to $10 million depending on certain post-closing employee retention thresholds. If successful, NEP may spend up to an additional $100 million of capital expenditures for the planned expansion projects, bringing the total transaction size for the NET Midstream acquisition to approximately $2.1 billion.

Also, on October 1, 2015, a subsidiary of NEP completed the acquisition of a 149 MW wind generating facility located in Ontario, Canada from a subsidiary of NEER for a total purchase price of approximately $210 million in cash consideration, plus $19 million in working capital (subject to post-closing working capital and other adjustments), and assumed approximately $294 million in existing debt. See Note 2.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014(a)	2015	2014(a)
	(millions)
Statement of Operations Data:
OPERATING REVENUES	$103	$97	$297	$267
OPERATING EXPENSES
Operations and maintenance	22	18	64	53
Depreciation and amortization	31	24	90	67
Transmission	1	1	2	2
Taxes other than income taxes and other	3	2	10	5
Total operating expenses	57	45	166	127
OPERATING INCOME	46	52	131	140
OTHER INCOME (DEDUCTIONS)
Interest expense	(28)	(28)	(79)	(73)
Benefits associated with differential membership interests - net	3	—	10	—
Equity in earnings of equity method investees	—	—	(1)	(1)
Other - net	(4)	—	(4)	—
Total other deductions - net	(29)	(28)	(74)	(74)
INCOME BEFORE INCOME TAXES	17	24	57	66
INCOME TAXES	3	1	11	14
NET INCOME	$14	$23	$46	$52
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs. Operating revenues increased $6 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to revenues of approximately $10 million related to the commencement of commercial operations at Bluewater in July 2014, Mammoth Plains in December 2014, Palo Duro in December 2014 and Shafter in May 2015, partially offset by lower generation in 2015 due primarily to lower wind resource.

	Three Months Ended September 30,
	2015	2014
	(dollars in millions)
Operating revenues	$103	$97
Generation	1,239 GWh	785 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased $4 million for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the commencement of commercial operations at Bluewater in July 2014, Mammoth Plains in December 2014, Palo Duro in December 2014 and Shafter in May 2015.

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

Depreciation and amortization expense increased $7 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to the commencement of commercial operations at Bluewater in July 2014, Mammoth Plains in December 2014, Palo Duro in December 2014 and Shafter in May 2015.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under project financings, partially offset by interest capitalization on qualified expenditures. Interest expense was flat during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to new financings, including project financings in June 2015 and July 2015, and draws on the existing revolving credit facility in 2015 (see Note 6), offset by repayment of debt with CITC proceeds at Genesis and normal debt amortization.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes of the underlying wind projects, including income tax attributes, net of associated costs. The tax equity arrangements were entered into in December 2014.

Other - net

The increase in other - net primarily relates to transaction costs associated with the October 2015 acquisition of NET Midstream.

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

For the three months ended September 30, 2015, NEP recorded income tax expense of approximately $3 million, resulting in an effective tax rate of 18%. The tax expense is comprised primarily of income tax of approximately $6 million at the statutory rate of 35% and foreign taxes of $1 million offset by $4 million of taxes attributable to noncontrolling interest.

For the three months ended September 30, 2014, NEP recorded income tax expense of approximately $1 million resulting in an effective tax rate of 4%. The tax expense is comprised primarily of income tax of approximately $8 million at the statutory rate of 35% offset by $7 million of taxes attributable to noncontrolling interest.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs. Operating revenues increased $30 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to revenues of approximately $51 million related to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014, Mammoth Plains in December 2014, Palo Duro in December 2014 and Shafter in May 2015, partially offset by lower generation in 2015 due primarily to lower wind resource.

	Nine Months Ended September 30,
	2015	2014
	(dollars in millions)
Operating revenues	$297	$267
Generation	4,077 GWh	2,842 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased $11 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014, Mammoth Plains in December 2014, Palo Duro in December 2014 and Shafter in May 2015.

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

Depreciation and amortization expense increased $23 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to the commencement of commercial operations at Genesis Unit 2 in March 2014, Bluewater in July 2014, Mammoth Plains in December 2014, Palo Duro in December 2014 and Shafter in May 2015.

Taxes Other Than Income Taxes and Other

Taxes other than income taxes and other increased $5 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to higher property taxes related to assets placed in service in 2014 and 2015.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under project financings, partially offset by interest capitalization on qualified expenditures. Interest expense increased $6 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to new financings, including project financings in June 2014, June 2015 and July 2015, and draws on the existing revolving credit facility in 2015 (see Note 6), partially offset by repayment of debt with CITC proceeds at Genesis and normal debt amortization.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes of the underlying wind projects, including income tax attributes, net of associated costs. The tax equity arrangements were entered into in December 2014.

Other - net

The increase in other - net primarily relates to transaction costs associated with the October 2015 acquisition of NET Midstream.

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

For the nine months ended September 30, 2015, NEP recorded income tax expense of approximately $11 million, resulting in an effective tax rate of 19%. The tax expense is comprised primarily of income tax of approximately $20 million at the statutory rate of 35% and foreign taxes of $5 million offset by $14 million of taxes attributable to noncontrolling interest.

For the nine months ended September 30, 2014, NEP recorded income tax expense of approximately $14 million resulting in an effective tax rate of 21%. The tax expense is comprised primarily of income tax of approximately $23 million at the statutory rate of 35% offset by $7 million of taxes attributable to noncontrolling interest.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, maintenance capital expenditures, debt service payments and distributions to common unit holders. NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments. These acquisitions and investments are expected to be funded with cash on hand, cash generated from operations, borrowings under NEP's credit facility, issuances of additional indebtedness and issuances of additional NEP common units.
These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs, although its ability to make future acquisitions and increase its distributions to common unitholders will depend on its ability to access the capital markets on acceptable terms.

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

In October 2015, NEP announced that it plans to put in place an at-the-market equity issuance program pursuant to which NEP may issue, from time to time, up to $150 million of its common units, which gives NEP the flexibility to issue new units when the price is acceptable.

Liquidity Position

At September 30, 2015 and December 31, 2014, NEP's liquidity position was approximately $956 million and $572 million, respectively. The table below provides the components of NEP’s liquidity position as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(millions)
Cash and cash equivalents	$696	$103
Amounts due under the CSCS agreement	34	218
Revolving credit facility	250	250
Less borrowings	(29)	—
Letter of credit facilities - Genesis	83	83
Less letters of credit	(78)	(82)
Total(a)	$956	$572
____________________

(a)	Excludes current restricted cash of approximately $16 million and $82 million at September 30, 2015 and December 31, 2014, respectively. See Note 1 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facility

During the nine months ended September 30, 2015, a subsidiary of NEP borrowed $122 million under the existing revolving credit facility and subsequently repaid $93 million of such borrowings, bringing the outstanding balance to $29 million as of September 30, 2015.

Project Financings and Term Loans

Projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these project financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Generally, NEP's project financings provide for interest payable at a fixed interest rate. However, certain of NEP's project financings accrue interest at variable rates based on the London InterBank Offered Rate and one project accrues interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate swaps were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the financing. Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied. The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00. At September 30, 2015, each of the applicable NEP subsidiaries was in compliance with all covenants under its project financings.

During the nine months ended September 30, 2015, subsidiaries of NEP entered into various project financings and term loans. See Note 6.

On October 1, 2015, a subsidiary of NEP borrowed $600 million under several variable rate senior secured term loan agreements that mature in October 2018. See Note 6.

Contractual Obligations

NEP's contractual obligations as of September 30, 2015 were as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Contractual obligations(a)	$1	$4	$5	$7	$7	$23	$47
Debt, including interest(b)	20	192	180	167	195	2,163	2,917
Revolving credit facility fee	—	1	1	1	1	—	4
Asset retirement activities(c)	—	—	—	—	—	173	173
MSA and credit support	2	8	8	8	8	116	150
Land lease payments(d)	2	6	6	6	6	183	209
Total	$25	$211	$200	$189	$217	$2,658	$3,500
____________________

(a)	Primarily represents obligations related to estimated cash payments related to the acquisition of certain development rights and differential membership interests.

(b)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using September 30, 2015 rates.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of acquisitions or capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended September 30, 2015 and 2014, NEP had capital expenditures of approximately $6 million and $533 million, respectively. For the nine months ended September 30, 2015 and 2014, NEP had capital expenditures of approximately $139 million and $717 million, respectively. At September 30, 2015, estimated capital expenditures for the remainder of 2015 are approximately $14 million. There are no significant additional planned capital expenditures for the remainder of 2015 through 2019, other than with respect to NET Midstream and the wind generating facility acquired in October 2015 discussed in Overview above. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination in respect of such quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP GP. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter and, during the purchase price adjustment period, from NEE Equity, which payments will be funded solely by any distributions NEE Equity receives from NEP OpCo with respect to such quarter. Although, as described above, NEP currently expects that cash reserves would be established by NEP GP solely to provide for the payment of any NEP income taxes, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures. During the purchase price adjustment period, should NEP OpCo not make a quarterly distribution in an amount at least equal to the minimum quarterly distribution of $0.1875 per common unit, the purchase price paid for NEP OpCo under the purchase agreement will be reduced by the difference for such quarter and NEE Equity will pay NEP a purchase price adjustment equal to such shortfall, provided that NEE Equity will not be required to pay a purchase price adjustment in any quarter in excess of the distribution actually received by NEP OpCo.

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its unitholders, including NEP, each quarter. It is expected that the majority of such available cash will be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors.

During the nine months ended September 30, 2015, NEP distributed approximately $12 million to its unitholders. On October 28, 2015, NEP announced a distribution of $0.27 per common unit payable on November 13, 2015 to its unitholders of record on November 5, 2015.

Cash Flows

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table reflects the changes in cash flows for the comparative periods:

	2015	2014	Change
	(millions)
Nine Months Ended September 30,
Net cash provided by operating activities	$117	$134	$(17)
Net cash used in investing activities	$(553)	$(315)	$(238)
Net cash provided by financing activities	$1,031	$272	$759

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were driven primarily by cash flows related to projects that commenced commercial operations after January 2014. These projects included Genesis Unit 2, Bluewater, Mammoth Plains, Palo Duro and Shafter.

Net Cash Used in Investing Activities

Changes in net cash used in investing activities were driven by project acquisitions, proceeds from CITCs, payments from related parties under the CSCS agreement, decreased capital expenditures related to construction activities and changes in restricted cash balances related to the timing of construction payments.

	2015	2014
	(millions)
Nine Months Ended September 30,
Capital expenditures	$(85)	$(183)
Acquisitions of projects	(716)	(288)
Changes in restricted cash	66	(4)
Payments from (to) related parties under CSCS agreement - net	182	(146)
Proceeds from convertible investment tax credits	—	306
Net cash used in investing activities	$(553)	$(315)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were primarily driven by member contributions/distributions, issuances of debt and issuances of additional NEP common units and NEP OpCo common units to acquire additional projects and repay debt.

	2015	2014
	(millions)
Nine Months Ended September 30,
Member contributions (distributions) - net	$(25)	$195
Proceeds from short-term debt - net	12	—
Issuances of long-term debt - net	44	(360)
Repayment of amount due to related party	(20)	—
Proceeds from issuance of common units, net	319	438
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	702	—
Other	(1)	(1)
Net cash provided by financing activities	$1,031	$272

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2015, less than 10% of the long-term debt, including current maturities, was exposed to such risk as the remaining balance was either financially hedged or comprised of fixed rate debt. As of September 30, 2015, the estimated fair value and the carrying value of NEP's long-term debt was approximately $2.0 billion and $1.9 billion, respectively. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $72 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are fully contracted under long-term contracts that have a capacity-weighted average remaining contract term of approximately 19 years as of September 30, 2015.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in approximately $1 million of gains in the three and nine months ended September 30, 2015. Additionally, during the nine months ended September 30, 2015, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 5.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures are not effective at a reasonable assurance level to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within time periods specified in SEC rules and forms, as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the third quarter of 2014, management determined that NEP did not maintain effective internal controls over the accounting for income taxes. NEP identified deficiencies with the valuation of deferred income tax accounts, which resulted in a material weakness in internal control over financial reporting. Specifically, NEP did not effectively determine and monitor its valuation allowances on deferred income tax assets and the accuracy of its deferred income taxes, all non-cash activities. This deficiency resulted in an immaterial misstatement of income tax expense and deferred income taxes in the December 31, 2013 financial statements included in the Prospectus. Additionally, this deficiency could have resulted in a material misstatement of income tax expense within the annual and interim consolidated financial statements that would not have been prevented or detected, and accordingly, this internal control deficiency constitutes a material weakness as of September 30, 2015. NEP continues to take steps to remediate the material weakness, including the development of enhanced oversight and review procedures, organizational changes and adding additional personnel with income tax accounting experience. Management believes the additional control procedures and organizational changes, when implemented and validated, will be sufficient to remediate this material weakness.

(b)	Changes in Internal Control Over Financial Reporting

This report does not include management's assessment regarding changes in internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2014 Form 10-K and the June 2015 Form 10-Q except as follows:
Risks Related to NEP's Acquisition Strategy and Future Growth
NEP’s ability to consummate future acquisitions will depend on NEP’s ability to finance those acquisitions.
Since NEP expects to finance acquisitions of clean energy projects partially or wholly through the issuance of additional common units, NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP’s ability to access the equity capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP’s common units in particular. An inability to obtain equity financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and to effectuate its growth strategy. In addition, the issuance of additional common units in connection with acquisitions could cause significant unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive.
Furthermore there may not be sufficient availability under NEP’s revolving credit facility or other financing arrangements on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate acquisitions and effectuate its growth strategy. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Risks Related to NEP's Financial Activities
NEP’s failure to remediate a material weakness in internal controls, and to maintain effective internal controls in the future, could have a material adverse effect on its business.
Pursuant to Section 404 of the Sarbanes-Oxley Act, NEP’s management determined that NEP did not maintain effective internal controls over the accounting for income taxes and that this internal control deficiency constitutes a material weakness as of September 30, 2015. NEP is taking steps to remediate the material weakness. If NEP fails to remediate this material weakness or any failure to maintain adequate internal controls over financial reporting occurs in the future, NEP’s failure to achieve and maintain effective internal controls could have a material adverse effect on its business.
Risks Relating to Ownership and Operation of Natural Gas Pipelines
NET Midstream depends on a key customer for a significant portion of its revenues. The loss of this customer could result in a decline in NEP's revenues and cash available to make distributions to its unitholders.
A subsidiary of PEMEX is expected to account for approximately 14% of the firm contracted revenues of NEP in 2016, based on NEP's forecasted portfolio as of December 31, 2015. The loss of all or even a portion of the contracted volumes of PEMEX, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, or disputes with PEMEX, could have a material adverse effect on NEP's business, financial condition and results of operations, including its cash available for distribution to unitholders.
The factors discussed above, in Part II, Item 1A. Risk Factors in NEP's June 2015 Form 10-Q and in Part I, Item 1A. Risk Factors in NEP's 2014 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described above, in NEP's June 2015 Form 10-Q and in NEP's 2014 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 5. Other Information

NEP has been advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, any purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC.

Item 6. Exhibits

Exhibit Number	Description
2*
Membership Interest Purchase Agreement by and among Dearing Holdings, LP, Gutierrez Holdings, LP, Mission Pipeline Midstream, Inc., and NET Investment Company LLC, Midstream Partners Sellers’ Representative LLC, Jerry Dearing and Joe Gutierrez, NextEra Energy Partners, LP, ArcLight Capital Partners, LLC, National Energy & Trade, LP and NET Holdings Management, LLC, dated as of July 31, 2015 (filed as Exhibit 2 to Form 8-K dated July 31, 2015, File No. 1-36518)

10*
Equity Purchase Agreement, dated September 10, 2015 between NextEra Energy Operating Partners, LP and NextEra Energy Equity Partners, LP (filed as Exhibit 10 to Form 8-K dated September 10, 2015, File No. 1-36518)

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

Date:  November 6, 2015

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

CHRIS N. FROGGATT
Chris N. Froggatt Controller and Chief Accounting Officer (Principal Accounting Officer)