Form 10-Q
period 2016-03-31
NextEra Energy Partners, LP
filed 2016-04-29
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of March 31, 2016:  41,886,186

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2015 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2015
ASA	administrative services agreement(s)
BLM	U.S. Bureau of Land Management
CITC	Convertible Investment Tax Credit
COD	commercial operation date
CSCS agreement	cash sweep and credit support agreement
FIT	Feed-in-Tariff
GWh	gigawatt-hour(s)
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
management sub-contract	management services sub-contract between NEE Management and NEER
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEE Operating GP	NextEra Energy Operating Partners GP, LLC
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
PTC	production tax credit
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	Acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 5 for a description of the noncontrolling interest in NEP OpCo.

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

Operational Risks

•	NEP has a limited operating history and its projects include renewable energy projects with a limited operating history. Such projects may not perform as expected.

•	NEP's ability to make cash distributions to its unitholders is affected by wind and solar conditions at its renewable energy projects.

•	NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, without limitation, the impact of severe weather.

•	As a result of the Texas pipelines acquisition, NEP's operations and business have substantially changed. NEP's expansion into the natural gas pipeline industry may not be successful.

•	NEP may fail to realize expected profitability or growth, and may incur unanticipated liabilities, as a result of the Texas pipelines acquisition.

•	NEP is pursuing the expansion of natural gas pipelines in its portfolio that will require up-front capital expenditures and expose NEP to project development risks.

•
NEP's ability to maximize the productivity of the Texas pipeline business and to complete potential pipeline expansion projects is dependent on the continued availability of natural gas production in the Texas pipelines’ areas of operation.

•	Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned power outages, reduced output, personal injury or loss of life.

•
The wind turbines at some of NEP's projects and some of NEER's right of first offer projects are not generating the amount of energy estimated by their manufacturers' original power curves, and the manufacturers may not be able to restore energy capacity at the affected turbines.

•	NEP depends on the Texas pipelines and certain of the renewable energy projects in its portfolio for a substantial portion of its anticipated cash flows.

•	Terrorist or similar attacks could impact NEP's projects or surrounding areas and adversely affect its business.

•
NEP's energy production and pipeline transportation capability may be substantially below its expectations if severe weather or a natural disaster or meteorological conditions damage its turbines, solar panels, pipelines or other equipment or facilities.

•
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

•	NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations.

•	NEP's renewable energy projects may be adversely affected by legislative changes or a failure to comply with applicable energy regulations.

•
A change in the jurisdictional characterization of some of the Texas pipeline entities' assets, or a change in law or regulatory policy, could result in increased regulation of these assets, which could have material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

•	NEP may incur significant costs and liabilities as a result of pipeline integrity management program testing and any necessary pipeline repair or preventative or remedial measures.

•	The Texas pipelines’ operations could incur significant costs if the Pipeline and Hazardous Materials Safety Administration or the Railroad Commission of Texas adopts more stringent regulations.

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

•
If third-party pipelines and other facilities interconnected to the Texas pipelines become partially or fully unavailable to transport natural gas, NEP's revenues and cash available for distribution to unitholders could be adversely affected.

Risks Related to NEP's Acquisition Strategy and Future Growth

•	NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

•	NEP OpCo's partnership agreement requires that it distribute its available cash, which could limit its ability to grow and make acquisitions.

•	NEP's ability to consummate future acquisitions will depend on NEP's ability to finance those acquisitions.

•	Lower prices for other fuel sources may reduce the demand for wind and solar energy.

•	Reductions in demand for natural gas in the United States or Mexico and low market prices of natural gas could materially adversely affect the Texas pipelines’ operations and cash flows.

•	Government regulations providing incentives and subsidies for clean energy could change at any time and such changes may negatively impact NEP's growth strategy.

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

•	NEP faces substantial competition primarily from regulated utilities, developers, IPPs, pension funds and private equity funds for opportunities in North America.

•	The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect NEP's business.

Risks Related to NEP's Financial Activities

•	NEP may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions.

•
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

•	Currency exchange rate fluctuations may affect NEP's operations.

•	NEP is exposed to risks inherent in its use of interest rate swaps.

Risks Related to NEP's Relationship with NEE

•	NEE exercises substantial influence over NEP and NEP is highly dependent on NEE and its affiliates.

•	NEER may lose key employees assigned to manage the Texas pipelines.

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

•	NEP may not be able to consummate future acquisitions from NEER or from third parties.

•
NEP GP and its affiliates, including, without limitation, NEE, have conflicts of interest with NEP and limited duties to NEP and its unitholders and they may favor their own interests to the detriment of NEP and holders of NEP common units.

•	Common units are subject to NEP GP's limited call right.

•	NEE and other affiliates of NEP GP are not restricted in their ability to compete with NEP.

•	NEP may be unable to terminate the MSA.

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

Risks Related to Ownership of NEP's Common Units

•	NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

•	If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

•	Holders of NEP's common units have limited voting rights and are not entitled to elect NEP's general partner or NEP GP's directors.

•	NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP GP that might otherwise constitute breaches of fiduciary duties.

•	NEP's partnership agreement replaces NEP GP's fiduciary duties to holders of its common units with contractual standards governing its duties.

•	Even if holders of NEP's common units are dissatisfied, they cannot initially remove NEP GP without NEE's consent.

•	NEE's interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.

•	The IDR fee may be transferred to a third party without unitholder consent.

•	NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

•
Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash distributions to or from NEP OpCo and from NEP to NEP's unitholders, and the amount and timing of such reimbursements and fees will be determined by NEP GP and there are no limits on the amount that NEP OpCo may be required to pay.

•	Discretion in establishing cash reserves by NEE Operating GP may reduce the amount of cash distributions to unitholders.

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

•	The liability of holders of NEP's common units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

•	Unitholders may have liability to repay distributions that were wrongfully distributed to them.

•	Except in limited circumstances, NEP GP has the power and authority to conduct NEP's business without unitholder approval.

•	Contracts between NEP, on the one hand, and NEP GP and its affiliates, on the other hand, will not be the result of arm's-length negotiations.

•	Unitholders have no right to enforce the obligations of NEP GP and its affiliates under agreements with NEP.

•	NEP GP decides whether to retain separate counsel, accountants or others to perform services for NEP.

•	The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

Taxation Risks

•	NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.

•	NEP's ability to use NOLs to offset future income may be limited.

•	NEP will not have complete control over NEP's tax decisions.

•	A valuation allowance may be required for NEP's deferred tax assets.

•	Distributions to unitholders may be taxable as dividends.

•
Unitholders who are not resident in Canada may be subject to Canadian tax on gains from the sale of common units if NEP’s common units derive more than 50% of their value from Canadian real property at any time.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2015 Form 10-K and investors should refer to that section of the 2015 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015(a)
OPERATING REVENUES	$165	$108
OPERATING EXPENSES
Operations and maintenance	31	19
Operations and maintenance - related party	11	4
Depreciation and amortization	46	37
Taxes other than income taxes and other	4	4
Total operating expenses	92	64
OPERATING INCOME	73	44
OTHER INCOME (DEDUCTIONS)
Interest expense	(86)	(25)
Benefits associated with differential membership interests - net	12	4
Equity in losses of equity method investees	(13)	—
Other - net	(3)	1
Total other deductions - net	(90)	(20)
INCOME (LOSS) BEFORE INCOME TAXES	(17)	24
INCOME TAX BENEFIT	(3)	(1)
NET INCOME (LOSS)	(14)	25
Less net income (loss) attributable to noncontrolling interest(b)	(19)	23
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$5	$2

Weighted average number of common units outstanding - basic and assuming dilution	34.5	18.7
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.14	$0.08
Distributions per common unit	$0.3075	$0.1950
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	The calculation of net income (loss) attributable to noncontrolling interest includes the pre-acquisition net income (loss) of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015(a)
NET INCOME (LOSS)	$(14)	$25
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of income tax benefit of $0 and $2, respectively)	—	(8)
Reclassification from accumulated other comprehensive loss to net loss (net of income tax expense of less than $1 for both periods)	1	1
Net unrealized gains (losses) on foreign currency translation (net of income tax benefit (expense) of less than $(1) and $1, respectively)	6	(42)
Total other comprehensive income (loss), net of tax	7	(49)
COMPREHENSIVE LOSS	(7)	(24)
Less comprehensive loss attributable to noncontrolling interest(b)	(13)	(23)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$6	$(1)
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	The calculation of comprehensive loss attributable to noncontrolling interest includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2016	December 31, 2015(a)
ASSETS
Current assets:
Cash and cash equivalents	$133	$163
Accounts receivable	92	78
Due from related parties	87	70
Restricted cash	49	16
Prepaid expenses	4	6
Other current assets	15	18
Total current assets	380	351
Non-current assets:
Property, plant and equipment - net	4,707	4,653
Deferred income taxes	224	176
Investments in equity method investees	17	22
Intangible assets - customer relationships	691	696
Goodwill	628	622
Other non-current assets	53	54
Total non-current assets	6,320	6,223
TOTAL ASSETS	$6,700	$6,574
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$28	$44
Short-term debt	12	12
Due to related parties	16	16
Current maturities of long-term debt	104	101
Acquisition holdbacks	187	—
Accrued interest	20	28
Derivatives	24	22
Other current liabilities	17	28
Total current liabilities	408	251
Non-current liabilities:
Long-term debt	3,429	3,334
Deferral related to differential membership interests	666	670
Acquisition holdbacks	191	375
Deferred income taxes	49	43
Asset retirement obligation	37	36
Non-current due to related party	20	19
Other non-current liabilities	121	82
Total non-current liabilities	4,513	4,559
TOTAL LIABILITIES	4,921	4,810
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 41.9 and 30.6, respectively)	1,280	935
Accumulated other comprehensive loss	(5)	(6)
Noncontrolling interest	504	835
TOTAL EQUITY	1,779	1,764
TOTAL LIABILITIES AND EQUITY	$6,700	$6,574
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14)	$25
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46	37
Accretion of acquisition holdbacks	4	—
Unrealized losses on marked to market derivative contracts	47	—
Deferred income taxes	(5)	(3)
Benefits associated with differential membership interests - net	(12)	(4)
Equity in losses of equity method investees	13	—
Changes in operating assets and liabilities:
Accounts receivable	(12)	(6)
Prepaid expenses and other current assets	3	1
Accounts payable and accrued expenses	(2)	(1)
Due to related parties	—	6
Other current liabilities	(19)	(15)
Net cash provided by operating activities	49	40
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries	(325)	(292)
Capital expenditures	(12)	(84)
Changes in restricted cash	(35)	57
Payments from (to) related parties under CSCS agreement - net	(17)	159
Net cash used in investing activities	(389)	(160)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	292	—
Issuances of long-term debt	116	122
Retirements of long-term debt	(65)	(40)
Deferred financing costs	—	(2)
Partners/Members' contributions	1	59
Partners/Members' distributions	(45)	(30)
Proceeds from differential membership investors	11	—
Payments to differential membership investors	(3)	(2)
Change in amounts due to related party	1	(22)
Net cash provided by financing activities	308	85
Effect of exchange rate changes on cash	2	(2)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30)	(37)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	163	112
CASH AND CASH EQUIVALENTS - END OF PERIOD	$133	$75
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$48	$35
Partners/Members' noncash distributions	$25	$19
Members’ noncash contributions for construction costs and other	$59	$92
Change in investments in equity method investees - net	$8	$2
Change in accrued but not paid for capital expenditures	$3	$4
Noncash member distribution upon transition from predecessor method	$3	$—
Change in goodwill related to change in purchase accounting valuation	$6	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Units	Limited Partners		Accumulated Other Comprehensive Loss(a)	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2015	30.6	$935		$(6)	$835		$1,764
Acquisition of membership interests in subsidiaries	—	—		—	(325)		(325)
Limited partners/related party contribution and transition	—	57	(b)	—	(3)	(c)	54
Issuance of common units	11.3	292		—	—		292
Related party note receivable	—	—		—	(25)		(25)
Net income (loss)(d)	—	5		—	(19)		(14)
Other comprehensive income	—	—		1	6		7
Related party contributions	—	—		—	71		71
Related party distributions	—	—		—	(36)		(36)
Distributions to unitholders	—	(9)		—	—		(9)
Balances, March 31, 2016	41.9	$1,280		$(5)	$504		$1,779

	Units	Limited Partners		Accumulated Other Comprehensive Loss(a)	Noncontrolling Interest(a)	Total Equity(a)
Balances, December 31, 2014	18.7	$551		$(3)	$1,233	$1,781
Limited partners/related party contribution and transition	—	5	(b)	—	—	5
Acquisition of membership interests in subsidiaries	—	—		—	(292)	(292)
Net income(d)	—	2		—	23	25
Other comprehensive loss	—	—		(3)	(46)	(49)
Related party contributions	—	—		—	155	155
Related party distributions	—	—		—	(45)	(45)
Distributions to unitholders	—	(4)		—	—	(4)
Balances, March 31, 2015	18.7	$554		$(6)	$1,028	$1,576
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and acquisition of subsidiary membership interests.

(c)	Related party non-cash distribution, net, upon transition from predecessor accounting method.

(d)	Net income (loss) attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2015 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. ACQUISITIONS

On March 1, 2016, a subsidiary of NEP completed the acquisition from NEER of Seiling Wind Investments, LLC, which indirectly owns two wind generation facilities, Seiling I and Seiling II, with a combined generating capacity of approximately 299 MW, located in Dewey and Woodward counties, Oklahoma, for approximately $323 million, plus working capital of $3 million (subject to post-closing adjustments) and the assumption of $257 million in existing liabilities related to differential membership interests. As part of this acquisition and included in the cash consideration, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (related party note receivable) relating to operational performance issues at this facility. The related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by corrective actions or compensation expected from an equipment vendor under an undertaking the vendor has with NEER. The related party note receivable can be settled, in part or in whole, to the extent the operational performance issues are improved or resolved by the vendor by the end of 2016. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. The related party note receivable, interest and related payments are reflected in noncontrolling interest on the condensed consolidated financial statements.

The 2016 acquisition discussed above and the acquisitions from NEER completed in 2015 (collectively, the common control acquisitions), were transfers of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

On October 1, 2015, NEP acquired 100% of the membership interests in the Texas pipeline business, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on the acquisition date based on their estimated fair value. The valuation of the acquired net assets is subject to change as NEP obtains additional information for its estimates during the measurement period. During the three months ended March 31, 2016, NEP recorded adjustments to the purchase price allocation which increased goodwill by approximately $6 million, decreased property, plant and equipment - net by $4 million and increased noncontrolling interest by $2 million. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and residual goodwill.

Supplemental Pro forma Results of Operations

NEP’s pro forma results of operations had the acquisition of the Texas pipeline business been completed on January 1, 2014 are as follows:

Three Months Ended March 31, 2015
(millions)
Pro forma results of operations:
Pro forma revenues	$126
Pro forma operating income	$49
Pro forma net income	$9
Pro forma net income attributable to NEP	$—

The pro forma consolidated results of operations include adjustments to:

•	reflect the historical results of the Texas pipeline business beginning on January 1, 2014, excluding certain operations which were not acquired by NEP;

•	reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - customer relationships;

•	reflect additional interest expense related to financing transactions to fund the acquisition; and

•	reflect related income tax effects.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

been completed on January 1, 2014 or the future results of the consolidated operations.

2. INCOME TAXES

For periods prior to the date a project is acquired by NEP (NEP acquisition date), income taxes are calculated on the predecessor method using the separate return method for each of the projects acquired from NEER which are structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships) electing to be taxed as partnerships.

For periods after the NEP acquisition date, income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying entity for U.S. federal and state income tax purposes. Because NEP OpCo is a limited partnership electing to be taxed as a partnership for U.S. federal and state income tax purposes, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to both U.S. and Canadian projects, allocated to NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers subject to Canadian income tax, and therefore, NEP recognizes in income all of the Canadian taxes.

Consequently for periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

The effective tax rates for the three months ended March 31, 2016 and 2015 were approximately 18% and (4)%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interest and the taxation of Canadian income in both Canada and the U.S.

3. FAIR VALUE MEASUREMENTS

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

Cash Equivalents and Restricted Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less, and are included in cash and cash equivalents, restricted cash and other non-current assets on the condensed consolidated balance sheets. NEP primarily holds these investments in money market funds and estimates the fair value of these funds using a market approach based on current observable market prices.

Interest Rate and Foreign Currency Contracts - NEP estimates the fair value of its derivatives using an income approach, or a discounted cash flows valuation technique, based on the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates, foreign currency exchange rates and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$18	$—	$18	$63	$—	$63
Restricted cash equivalents	40	—	40	5	—	5
Interest rate contracts	—	—	—	—	2	2
Foreign currency contracts	—	—	—	—	2	2
Total assets	$58	$—	$58	$68	$4	$72
Liabilities:
Interest rate contracts	$—	$110	$110	$—	$68	$68
Foreign currency contracts	—	1	1	—	—	—
Total liabilities	$—	$111	$111	$—	$68	$68

Financial Instruments Recorded at Other than Fair Value - The carrying amounts of accounts receivable, accounts payable, certain accrued expenses and short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above, are as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,533	$3,684	$3,435	$3,532
____________________

(a)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

Contingent Consideration - NEP recorded a liability related to a contingent holdback as part of the Texas pipelines acquisition. See Note 10 - Acquisition Holdbacks. The contingent holdback will be payable if the Texas pipelines enter into one or more written contracts by December 31, 2016 related to certain financial performance and capital expenditure thresholds. Contingent consideration is required to be reported at fair value at each reporting date. NEP determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. At March 31, 2016 and December 31, 2015, the estimated fair value of the contingent holdback was approximately $187 million and $186 million, respectively, and is recorded as acquisition holdbacks on the condensed consolidated balance sheets. During the three months ended March 31, 2016, the fair value of the contingent consideration increased by less than $1 million related to the accretion of the discount and is recorded in operations and maintenance in the condensed consolidated statements of income.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period. In connection with certain of its debt financings, NEP entered into interest rate contracts to manage interest rate cash flow risk. These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate contracts. In January 2016, NEP discontinued hedge accounting for its cash flow hedges related to interest rate swaps and, therefore, essentially all changes in the fair value of the interest rate swaps are recognized in interest expense in NEP's condensed consolidated statements of income. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, with maturity dates through 2033. As of March 31, 2016 and December 31, 2015, the combined notional amounts of the interest rate contracts were approximately $1,292 million and $1,277 million, respectively.

At March 31, 2016, NEP's accumulated other comprehensive loss (AOCI) included amounts related to discontinued cash flow hedges which have expiration dates through 2033. Approximately $11 million of net losses included in AOCI at March 31, 2016, is expected to be reclassified into interest expense within the next 12 months as principal and/or interest payments are made. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During 2015 and 2016, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of March 31, 2016 and December 31, 2015, the notional amount of the foreign currency contracts was approximately $39 million and $54 million, respectively. During the three months ended March 31, 2016 and 2015, NEP recorded approximately $3 million of losses and less than $1 million of gains, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions at March 31, 2016 and December 31, 2015, as required by disclosure rules, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2016
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$—	$—	$—	$110	$—	$110
Foreign currency contracts	—	—	—	1	—	1
Total fair values	$—	$—	$—	$111	$—	$111

Net fair value by balance sheet line item:
Other current assets					$—
Other non-current assets					—
Current derivative liabilities						$24
Other non-current liabilities						87
Total derivatives					$—	$111

	December 31, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$1	$22	$1	$46	$5	$71
Foreign currency contracts	—	—	2	—	2	—
Total fair values	$1	$22	$3	$46	$7	$71

Net fair value by balance sheet line item:
Other current assets					$2
Other non-current assets					5
Current derivative liabilities						$22
Other non-current liabilities						49
Total derivatives					$7	$71

Income Statement Impact of Derivative Instruments - Losses related to NEP's interest rate contracts are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2016	2015
	(millions)
Interest rate contracts:
Losses recognized in other comprehensive loss	$—	$(10)
Losses reclassified from AOCI to interest expense	$(1)	$(1)
Losses recognized in interest expense	$(47)	$—

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. VARIABLE INTEREST ENTITIES

In February 2015, the Financial Accounting Standards Board (FASB) issued a new accounting standard that modified the existing consolidation guidance. The standard made changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. NEP adopted the standard retrospectively beginning January 1, 2016.

As a result of the new standard, NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2016, NEP owned an approximately 29.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 70.8% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at March 31, 2016, NEP consolidated three VIEs related to certain subsidiaries which have sold their class B membership interests in entities which own and operate four wind electric generation facilities. Certain investors that hold no equity interest in these VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generation facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment - net and deferral related to differential membership interests, totaled approximately $1,210 million and $715 million at March 31, 2016, respectively, and $1,221 million and $723 million at December 31, 2015, respectively.

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects under construction in California. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects. NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects and construction of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the construction and operation of the projects at its own cost, and to contribute to the projects any capital necessary for the construction and operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2016 and December 31, 2015, NEP's equity method investment totaled approximately $17 million and $22 million, respectively, and is reflected as investments in equity method investees on the condensed consolidated balance sheets. All equity in earnings of the equity method investees is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

Summarized combined information for these equity method investees is as follows:

	Three Months Ended March 31,
	2016		2015
	(millions)
Revenues	$6		$—
Operating income	$1		$(1)
Net loss	$(26)	(a)	$(1)
____________________
(a)  Includes approximately $24 million of unrealized losses related to interest rate derivative instruments as hedge accounting was discontinued in January 2016.

6. CAPITALIZATION

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the three months ended March 31, 2016 were as follows:

Date Issued	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
January - March 2016	Construction loan credit facility	Variable(a)	$41	(b)	2022
February 2016	Senior secured revolving credit facility	Variable(a)	$75	(c)	2019
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	In March 2016, the construction loan credit facility converted to a term loan. At March 31, 2016, approximately $532 million is outstanding under this term loan.

(c)	At March 31, 2016, $75 million is outstanding under the revolving credit facility.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The long-term debt agreements listed above are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2016, NEP's subsidiaries were in compliance with all financial debt covenants under their project financings; however, one project was unable to fully fund its debt reserve by approximately $2 million.

Equity - During the three months ended March 31, 2016, NEP issued 163,701 common units under the at-the-market equity issuance program (ATM program) for gross proceeds of approximately $5 million. Fees related to the ATM program totaled less than $1 million in 2016.

In February and March 2016, NEP completed the sale of 11,155,000 common units representing limited partnership interests in NEP in a public offering for an aggregate purchase price of approximately $287 million, or $25.76 per common unit. NEP used the proceeds to fund, together with the borrowings under the senior secured revolving credit facility, the purchase price payable in the March 2016 acquisition discussed in Note 1. The issuance of additional common units during the three months ended March 31, 2016 resulted in the increase of NEP's limited partner interest in NEP OpCo to approximately 29.2% at March 31, 2016.

On April 28, 2016, NEP announced a distribution of $0.31875 per common unit payable on May 13, 2016 to its unitholders of record on May 6, 2016.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Total
	(millions)
Three months ended March 31, 2016
Balances, December 31, 2015	$(11)	$(108)	$(119)
Other comprehensive income before reclassification	—	6	6
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive income	1	6	7
Balances, March 31, 2016	$(10)	$(102)	$(112)
AOCI attributable to noncontrolling interest	$(10)	$(97)	$(107)
AOCI attributable to NEP, March 31, 2016	$—	$(5)	$(5)

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended March 31, 2015
Balances, December 31, 2014	$(4)	$(66)	$(70)
Other comprehensive loss before reclassification	(8)	(42)	(50)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive loss	(7)	(42)	(49)
Balances, March 31, 2015	$(11)	$(108)	$(119)
AOCI attributable to noncontrolling interest	$(10)	$(103)	$(113)
AOCI attributable to NEP, March 31, 2015	$(1)	$(5)	$(6)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. RELATED PARTY TRANSACTIONS

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance - related party in NEP's condensed consolidated statements of income. Additionally, a NEP subsidiary pays an affiliate for transmission services which are reflected as operations and maintenance - related party in NEP's condensed consolidated statements of income. At March 31, 2016 and December 31, 2015, the net payables for these services, as well as for payroll and other payments made on behalf of these projects, were approximately $10 million and $8 million, respectively, and are included in due to related parties on NEP's condensed consolidated balance sheets. Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement - Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo will pay NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo will also make certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s operations and maintenance - related party for the three months ended March 31, 2016 and 2015 include approximately $7 million and $1 million, respectively, related to payments made under the MSA.

Cash Sweep and Credit Support Agreement - Effective July 1, 2014, NEP OpCo entered into a CSCS agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s operations and maintenance - related party for both the three months ended March 31, 2016 and 2015 include less than $1 million related to payments made under the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amounts held in accounts belonging to NEER or its subsidiaries as of March 31, 2016 and December 31, 2015 were approximately $83 million and $66 million, respectively, and are included in due from related parties on NEP’s condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. As of March 31, 2016, NEECH guaranteed or provided letters of credit or bonds totaling approximately $533 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payment of construction-related expenses that were not yet paid before the sale of the differential membership interests in VIEs as well as payments due by the VIEs and the indemnifications to the VIEs' respective investors. As of March 31, 2016, NEER guaranteed a total of approximately $59 million related to these obligations.

Due to Related Party - As of March 31, 2016 and December 31, 2015, non-current due to related party on NEP's condensed consolidated balance sheets represents amounts due from certain of its wind projects to NEER to refund NEER for certain

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on NEP’s condensed consolidated balance sheets.

Development, Engineering and Construction Commitments - During the three months ended March 31, 2015, NEER purchased and contributed approximately $24 million under several engineering, procurement and construction contracts related to the procurement of materials and services for certain NEP assets and for which costs were capitalized in construction work in progress. There were no such purchases or contributions during the three months ended March 31, 2016.

Transportation and Fuel Management Agreements - In connection with the acquisition of the Texas pipeline business described in Note 1, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three months ended March 31, 2016, NEP recognized approximately $4 million in revenues related to the transportation and fuel management agreements. At March 31, 2016, approximately $1 million included in due from related parties reflects amounts due from the NEER subsidiary under the transportation and fuel management agreements.

9. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Leases - In February 2016, the FASB issued an accounting standard update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments; and a right-of-use asset, for all leases (with the exception of short-term leases). The standards update will be effective for NEP beginning January 1, 2019. Early adoption is permitted. Lessees and lessors must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. NEP is currently evaluating the effect the adoption of this standards update will have on its consolidated financial statements.

10. COMMITMENTS AND CONTINGENCIES

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $5 million and $4 million for the three months ended March 31, 2016 and 2015, respectively, and is included in operations and maintenance expenses in NEP's condensed consolidated statements of income.

One of NEP’s solar project's land leases includes a right-of-way lease/grant that provides for payments to the BLM for the right to use the public lands upon which the project is located. The lease may be renewed at expiration at the solar project's option and will be subject to the regulations existing at the time of renewal. In connection with the terms of this lease, the solar project obtained a surety bond from a non-affiliated party in favor of the BLM for approximately $23 million. The surety bond remains in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is furnished.

The related minimum and varying lease payments are based on fair value. Certain of these payments are considered contingent rent and, therefore, expense is recognized as incurred.

The total minimum non-cancelable rental commitments at March 31, 2016 under these land use agreements are as follows:

Land Use Commitments
(millions)
Remainder of 2016	$5
2017	8
2018	9
2019	9
2020	9
Thereafter	244
Total minimum land use payments	$284

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities, under which the LOC lenders may issue standby letters of credit not to exceed approximately $143 million in the aggregate. These LOC facilities have maturity dates

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

of August 2017 and March 2022. Approximately $118 million of LOCs are outstanding as of March 31, 2016 primarily related to debt service reserves and security for certain of the projects' agreements, including a PPA.

Canadian FIT Contracts -The FIT contracts relating to NEP's wind projects located in Canada (Canadian projects) require suppliers to source a minimum percentage of their equipment and services from Ontario resident suppliers to meet the minimum required domestic content level (MRDCL). The MRDCL for two projects is 25% and the MRDCL for the other two projects is 50%. Following their respective CODs, the Canadian projects submitted reports to the Independent Electricity System Operator (IESO) summarizing how they achieved the MRDCL for their respective projects (domestic content reports) and the IESO issued letters to the Canadian projects acknowledging the completeness of their domestic content reports. The IESO has the right to audit the Canadian projects for a period of up to 7 years post-COD to confirm that they complied with the domestic content requirements under their respective FIT contracts and achieved their respective MRDCLs. The failure by any of these projects to achieve its MRDCL could result in a default by such project under its FIT contract, which default may not be possible to cure and could result in a termination of its FIT contract, without compensation, by the IESO. A termination of the FIT contract for any of these Canadian projects could negatively affect revenues generated by such project and have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Acquisition Holdbacks - At March 31, 2016 and December 31, 2015, NEP's condensed consolidated balance sheets include acquisition holdbacks related to certain contingent payments for the acquisition of the Texas pipeline business. The acquisition purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017 (indemnity holdback). See Note 3 - Contingent Consideration for further discussion of the contingent holdback.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP owns a controlling, non-economic general partner interest and an approximately 29.2% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and, since October 1, 2015, a portfolio of seven long-term contracted natural gas pipeline assets.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2015 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

NEP acquired projects during the three months ended March 31, 2016 as further described in Note 1. The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

Results of Operations

	Three Months Ended March 31,
	2016	2015(a)
	(millions)
Statement of Operations Data:
OPERATING REVENUES	$165	$108
OPERATING EXPENSES
Operations and maintenance	31	19
Operations and maintenance - related party	11	4
Depreciation and amortization	46	37
Taxes other than income taxes and other	4	4
Total operating expenses	92	64
OPERATING INCOME	73	44
OTHER INCOME (DEDUCTIONS)
Interest expense	(86)	(25)
Benefits associated with differential membership interests - net	12	4
Equity in losses of equity method investees	(13)	—
Other - net	(3)	1
Total other deductions - net	(90)	(20)
INCOME (LOSS) BEFORE INCOME TAXES	(17)	24
INCOME TAX BENEFIT	(3)	(1)
NET INCOME (LOSS)	$(14)	$25
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Operating revenues increased approximately $57 million during the three months ended March 31, 2016 primarily due to revenues of approximately $47 million related to the acquisition of the Texas pipelines in October 2015 as well as stronger wind resource.

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Operating revenues	$165	$108
Generation	1,897 GWh	1,762 GWh

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under ASAs and O&M agreements (see Note 8). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense (including related party) increased approximately $19 million during the three months ended March 31, 2016 primarily due to the acquisition of the Texas pipelines in October 2015 and an increase in IDR fees related to growth in NEP's portfolio.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For certain of NEP's renewable energy projects in the U.S., CITCs have been elected and are recorded as a reduction in property, plant and equipment - net on the condensed consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense increased approximately $9 million during the three months ended March 31, 2016 primarily due to the acquisition of the Texas pipelines in October 2015.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest on long-term debt and mark-to-market losses on interest rate swaps, partially offset by interest capitalization on qualified expenditures. Interest expense increased approximately $61 million during the three months ended March 31, 2016 primarily due to mark-to-market losses on interest rate swaps for which hedge accounting was discontinued in January 2016 and the acquisition of the Texas pipelines in October 2015.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes of the underlying wind projects, including income tax attributes, net of associated costs. The increase of approximately $8 million during the three months ended March 31, 2016 primarily relates to increased results of the underlying wind projects.

Equity in losses of equity method investees

The increase of approximately $13 million in equity in losses of equity method investees primarily reflects an increase in interest expense recorded at the equity method investees primarily due to mark-to-market losses on interest rate swaps for which hedge accounting was discontinued in January 2016.

Income Taxes

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended March 31, 2016, NEP recorded an income tax benefit of approximately $3 million, resulting in an effective tax rate of approximately 18%. The tax benefit is comprised primarily of income tax benefits of approximately $6 million at the statutory rate of 35%, foreign tax rate differential of $1 million and $5 million of income tax expense attributable to noncontrolling interest.

For the three months ended March 31, 2015, NEP recorded an income tax benefit of approximately $1 million resulting in an effective tax rate of approximately (4)%. The tax benefit is comprised primarily of income tax expense of approximately $8 million at the statutory rate of 35%, income tax benefits of $4 million related to valuation allowance changes, $2 million of federal PTC benefits and $3 million of income tax benefit attributable to noncontrolling interest.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 2.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, maintenance capital expenditures, debt service payments and distributions to common unit holders. NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments. These acquisitions and investments are expected to be funded with cash on hand, cash generated from operations, borrowings under NEP's credit facilities or term loans, issuances of indebtedness and issuances of additional NEP common units.

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

Liquidity Position

At March 31, 2016 and December 31, 2015, NEP's liquidity position was approximately $566 million and $718 million, respectively. The table below provides the components of NEP’s liquidity position:

	March 31, 2016	December 31, 2015
	(millions)
Cash and cash equivalents	$133	$163
Amounts due under the CSCS agreement	83	66
Revolving credit facilities	400	400
Less borrowings	(75)	(29)
Construction loan credit facility	—	604
Less borrowings	—	(491)
Letter of credit facilities	143	83
Less letters of credit	(118)	(78)
Total(a)	$566	$718
____________________

(a)	Excludes current restricted cash of approximately $49 million and $16 million at March 31, 2016 and December 31, 2015, respectively.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

During the three months ended March 31, 2016, a subsidiary of NEP repaid $29 million of the outstanding borrowings and subsequently borrowed an additional $75 million under the existing revolving credit facility, bringing the outstanding balance to $75 million as of March 31, 2016.

Project Financings and Term Loans

Most of the projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these project financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's project financings provide for interest payable at a fixed interest rate. However, certain of NEP's project financings accrue interest at variable rates based on the London InterBank Offered Rate and two projects accrue interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate swaps were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the financing. Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied. The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00. At March 31, 2016, NEP's subsidiaries were in compliance with all financial debt covenants under their project financings; however, one project was unable to fully fund its debt reserve by approximately $2 million.

Equity Arrangements

During the three months ended March 31, 2016, NEP issued 163,701 common units under the ATM program for gross proceeds of approximately $5 million. At March 31, 2016, NEP may issue up to approximately $120 million in additional common units under the ATM program.

In February and March 2016, NEP completed the sale of 11,155,000 common units representing limited partner interests in NEP in a public offering for an aggregate purchase price of approximately $287 million, or $25.76 per common unit. See Note 6 - Equity. The issuance of additional common units during the three months ended March 31, 2016 resulted in an increase of NEP's limited partner interest in NEP OpCo to 29.2% at March 31, 2016.

On April 28, 2016, NEP announced a distribution of $0.31875 per common unit payable on May 13, 2016 to its unitholders of record on May 6, 2016.

If at any time, NEP GP and its affiliates own more than 80% of the sum of NEP's outstanding common units and special voting units, NEP GP will have the right, but not the obligation, to purchase all of the outstanding common units, other than those owned by NEP GP and its affiliates, at a price not less than the greater of the then-current market price of such common units and the highest price paid by NEP GP or its affiliates for such units during the preceding 90-day period. At March 31, 2016, NEP GP and its affiliates controlled approximately 70.8% of the voting power of NEP's outstanding common units.

Contractual Obligations

NEP's contractual obligations as of March 31, 2016 were as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
	(millions)
Debt, including interest(a)	$216	$284	$866	$321	$450	2,770	$4,907
Contractual obligations(b)	8	208	11	11	10	29	277
Revolving credit facility fee	1	1	1	—	—	—	3
Asset retirement activities(c)	—	—	—	—	—	213	213
MSA and credit support(d)	5	6	6	6	6	91	120
Land lease payments(e)	5	8	9	9	9	244	284
Total	$235	$507	$893	$347	$475	$3,347	$5,804
____________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using March 31, 2016 rates.

(b)
Includes obligations related to the indemnity holdback discussed in Note 10 and estimated cash payments related to the acquisition of certain development rights and differential membership interests. Excludes the contingent holdback discussed in Note 3.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 8.

(e)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2016 and 2015, NEP had capital expenditures of approximately $12 million and $178 million, respectively. At March 31, 2016, estimated capital expenditures for NEP's renewable energy projects for the remainder of 2016 are approximately $16 million. Planned capital expenditures associated with the Texas pipelines for the remainder of 2016 and 2017 total approximately $53 million and $80 million, respectively, and primarily relate to the planned expansion projects contemplated in the acquisition. There are no significant additional planned capital expenditures for the remainder of 2016 through 2020 other than costs that may occur as acquisition opportunities arise. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP GP. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter and, during the purchase price adjustment period, which is expected to extend into the fourth quarter of 2016, from NEE Equity, which payments will be funded solely by any distributions NEE Equity receives from NEP OpCo with respect to such quarter. Although, as described above, NEP currently expects that cash reserves would be established by NEP GP solely to provide for the payment of any NEP's income taxes, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures. During the purchase price adjustment period, should NEP OpCo not make a quarterly distribution in an amount at least equal to the minimum quarterly distribution of $0.1875 per common unit, the purchase price paid for NEP OpCo's common units under the purchase agreement will be reduced by the difference for such quarter and NEE Equity will pay NEP a purchase price adjustment equal to such shortfall, provided that NEE Equity will not be required to pay a purchase price adjustment in any quarter in excess of the distribution actually received by NEP OpCo.

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

During the three months ended March 31, 2016, NEP distributed approximately $9 million to its unitholders. On April 28, 2016, NEP announced a distribution of $0.31875 per common unit payable on May 13, 2016 to its unitholders of record on May 6, 2016.

Cash Flows

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table reflects the changes in cash flows for the comparative periods:

	2016	2015	Change
	(millions)
Three Months Ended March 31,
Net cash provided by operating activities	$49	$40	$9
Net cash used in investing activities	$(389)	$(160)	$(229)
Net cash provided by financing activities	$308	$85	$223

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were primarily driven by the operating results of the Texas pipelines acquired in October 2015.

Net Cash Used in Investing Activities

Changes in net cash used in investing activities were driven by project acquisitions, payments to related parties under the CSCS agreement, decreased capital expenditures related to construction activities and changes in restricted cash balances related to the timing of construction payments.

	2016	2015
	(millions)
Three Months Ended March 31,
Capital expenditures	$(12)	$(84)
Acquisition of membership interests in subsidiaries	(325)	(292)
Changes in restricted cash	(35)	57
Payments from (to) related parties under CSCS agreement - net	(17)	159
Net cash used in investing activities	$(389)	$(160)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities were primarily driven by issuances of additional NEP common units and issuances of debt to acquire additional projects, partially offset by member contributions/distributions.

	2016	2015
	(millions)
Three Months Ended March 31,
Member contributions (distributions) - net	$(44)	$29
Issuances of long-term debt - net	51	82
Change in amounts due to related party	1	(22)
Proceeds from issuance of common units, net	292	—
Other	8	(4)
Net cash provided by financing activities	$308	$85

New Accounting Rules and Interpretations

Amendments to the Consolidation Analysis - In February 2015, the FASB issued a new accounting standard that modified the existing consolidation guidance. See Note 5.

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 9.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2016, approximately 26% of the long-term debt, including current maturities, was exposed to such risk as the remaining balance was either financially hedged or comprised of fixed rate debt. As of March 31, 2016, the estimated fair value and the carrying value of NEP's long-term debt was approximately $3.7 billion and $3.5 billion, respectively. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $69 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are contracted under long-term contracts that have an average remaining contract term of approximately 19 years as of March 31, 2016, weighted based on forecasted contributions to earnings.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of losses in both the three months ended March 31, 2016 and 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within time periods specified in SEC rules and forms, as of March 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	Changes in Internal Control Over Financial Reporting

NEP is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout NEP. There has been no change in NEP's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during NEP's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NEP's internal control over financial reporting other than the development of certain process level controls related to the acquisition of the Texas pipeline business.

In October 2015, a subsidiary of NEP acquired the Texas pipeline business. NEP’s management elected to exclude from its assessment of internal control over financial reporting as of March 31, 2016 the Texas pipeline business, whose financial statements reflect total assets and operating revenues representing approximately 33% and 28%, respectively, of NEP’s consolidated total assets and operating revenues as of and for the three months ended March 31, 2016. NEP is in the process of evaluating the impact of the Texas pipeline business on NEP’s internal control over financial reporting and will include the Texas pipeline business in its assessment as of December 31, 2016.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2015 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2015 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described in the 2015 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

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

Date:  April 28, 2016

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

CHRIS N. FROGGATT
Chris N. Froggatt Controller and Chief Accounting Officer (Principal Accounting Officer)