Form 10-Q
period 2016-09-30
NextEra Energy Partners, LP
filed 2016-10-31
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of September 30, 2016:  54,236,995

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2015 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2015
ASA	administrative services agreement(s)
BLM	U.S. Bureau of Land Management
CITC	Convertible Investment Tax Credit
COD	commercial operation date
CSCS agreement	cash sweep and credit support agreement
FIT	Feed-in-Tariff
GWh	gigawatt-hour(s)
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
management sub-contract	management services sub-contract between NEE Management and NEER
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEE Operating GP	NextEra Energy Operating Partners GP, LLC
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
PTC	production tax credit
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	Acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(a)	2016	2015(a)
OPERATING REVENUES	$186	$115	$539	$348
OPERATING EXPENSES
Operations and maintenance	34	22	101	62
Operations and maintenance - related party	17	4	41	13
Depreciation and amortization	51	38	151	111
Taxes other than income taxes and other	5	3	14	10
Total operating expenses	107	67	307	196
OPERATING INCOME	79	48	232	152
OTHER INCOME (DEDUCTIONS)
Interest expense	(41)	(31)	(203)	(85)
Benefits associated with differential membership interests - net	13	5	41	17
Equity in losses of equity method investees	—	—	(20)	(1)
Revaluation of contingent consideration	101	—	118	—
Other - net	—	(4)	(4)	(4)
Total other income (deductions) - net	73	(30)	(68)	(73)
INCOME BEFORE INCOME TAXES	152	18	164	79
INCOME TAXES	25	5	15	12
NET INCOME	127	13	149	67
Less net income attributable to noncontrolling interest(b)	100	12	109	61
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$27	$1	$40	$6

Weighted average number of common units outstanding - basic and assuming dilution	44.3	22.6	40.3	20.5
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.62	$0.05	$0.99	$0.28
Distributions per common unit	$0.3300	$0.2350	$0.9563	$0.6350
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	The calculation of net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(a)	2016	2015(a)
NET INCOME	$127	$13	$149	$67
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $3 and $4 tax benefit, respectively)	—	(16)	—	(16)
Reclassification from accumulated other comprehensive loss to net income (net of less than $1 tax benefit, less than $1, $1 and $1 tax expense, respectively)	2	1	5	4
Net unrealized gains (losses) on foreign currency translation (net of less than $1 and $1 tax benefit, $1 tax expense and $2 tax benefit, respectively)	(1)	(11)	6	(37)
Total other comprehensive income (loss), net of tax	1	(26)	11	(49)
COMPREHENSIVE INCOME (LOSS)	128	(13)	160	18
Less comprehensive income (loss) attributable to noncontrolling interest(b)	100	(10)	118	16
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$28	$(3)	$42	$2
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	The calculation of comprehensive income (loss) attributable to noncontrolling interest includes the pre-acquisition comprehensive income (loss) of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2016	December 31, 2015(a)
ASSETS
Current assets:
Cash and cash equivalents	$133	$164
Accounts receivable	91	80
Due from related parties	349	70
Restricted cash	33	16
Other current assets	22	24
Total current assets	628	354
Non-current assets:
Property, plant and equipment - net	5,098	5,122
Deferred income taxes	261	176
Intangible assets - customer relationships	683	696
Goodwill	628	622
Investments in equity method investees	10	22
Other non-current assets	61	61
Total non-current assets	6,741	6,699
TOTAL ASSETS	$7,369	$7,053
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15	$303
Short-term debt	—	12
Due to related parties	29	17
Current maturities of long-term debt	78	101
Acquisition holdbacks	267	—
Accrued interest	20	28
Derivatives	21	22
Other current liabilities	29	29
Total current liabilities	459	512
Non-current liabilities:
Long-term debt	3,586	3,334
Deferral related to differential membership interests	897	929
Acquisition holdbacks	—	375
Deferred income taxes	37	43
Asset retirement obligation	49	41
Non-current due to related party	21	19
Other non-current liabilities	151	82
Total non-current liabilities	4,741	4,823
TOTAL LIABILITIES	5,200	5,335
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding 54.2 and 30.6, respectively)	1,706	935
Accumulated other comprehensive loss	(4)	(6)
Noncontrolling interest	467	789
TOTAL EQUITY	2,169	1,718
TOTAL LIABILITIES AND EQUITY	$7,369	$7,053
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$149	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	111
Amortization of deferred financing costs	6	4
Accretion of acquisition holdbacks	10	—
Change in value of derivative contracts	75	—
Deferred income taxes	15	7
Benefits associated with differential membership interests - net	(41)	(17)
Equity in losses of equity method investees	20	—
Change in fair value of contingent consideration for pipeline acquisition	(118)	—
Other - net	—	2
Changes in operating assets and liabilities:
Accounts receivable	(10)	—
Other current assets	1	16
Other non-current assets	(1)	(6)
Accounts payable and accrued expenses	—	4
Due to related parties	(5)	(1)
Other current liabilities	(8)	(3)
Other non-current liabilities	3	(3)
Net cash provided by operating activities	247	181
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries	(641)	(716)
Capital expenditures	(276)	(149)
Changes in restricted cash	(23)	66
Payments (to) from related parties under CSCS agreement - net	(280)	179
Net cash used in investing activities	(1,220)	(620)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	645	319
Issuances of long-term debt	671	558
Retirements of long-term debt	(477)	(190)
Deferred financing costs	(10)	(10)
Partners/Members' contributions	251	136
Partners/Members' distributions	(154)	(460)
Proceeds from differential membership investors	18	5
Payments to differential membership investors	(9)	(4)
Proceeds from short-term debt	—	325
Repayments of short-term debt	(12)	(313)
Change in amounts due to related parties	17	(20)
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	702
Net cash provided by financing activities	940	1,048
Effect of exchange rate changes on cash	2	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31)	606
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	164	111
CASH AND CASH EQUIVALENTS - END OF PERIOD	$133	$717
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partners/Members' noncash distributions	$31	$21
Members’ noncash contributions for construction costs and other	$90	$285
Change in accounts receivable for CITCs	$2	$13
Change in investments in equity method investees - net	$7	$1
Asset retirement obligation additions	$7	$—
Change in accrued but not paid for capital expenditures	$3	$265
Noncash member distribution upon transition from predecessor method	$3	$3
Change in goodwill related to change in purchase accounting valuation	$6	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Units	Limited Partners		Accumulated Other Comprehensive Loss(a)	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2015	30.6	$935		$(6)	$789		$1,718
Acquisition of membership interests in subsidiaries	—	—		—	(641)		(641)
Limited partners/related party contribution and transition	—	123	(b)	—	(3)	(c)	120
Issuance of common units	23.6	645		—	—		645
Related party note receivable	—	—		—	(24)		(24)
Net income(d)	—	40		—	109		149
Other comprehensive income	—	—		2	9		11
Related party contributions	—	—		—	350		350
Related party distributions	—	—		—	(122)		(122)
Distributions to unitholders	—	(37)		—	—		(37)
Balances, September 30, 2016	54.2	$1,706		$(4)	$467		$2,169

	Units	Limited Partners		Accumulated Other Comprehensive Loss(a)	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2014	18.7	$551		$(3)	$1,240		$1,788
Acquisition of membership interests in subsidiaries	—	—		—	(716)		(716)
Limited partners/related party contribution and transition	—	34	(b)	—	3	(c)	37
Issuance of common units	11.0	319		—	—		319
Net income(d)	—	6		—	61		67
Other comprehensive loss	—	—		(4)	(45)		(49)
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	—		—	702		702
Related party contributions	—	—		—	422		422
Related party distributions	—	—		—	(470)		(470)
Distributions to unitholders	—	(13)		—	—		(13)
Balances, September 30, 2015	29.7	$897		$(7)	$1,197		$2,087
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and acquisition of subsidiary membership interests.

(c)	Related party noncash contribution (distribution), net, upon transition from predecessor accounting method.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

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

On July 5, 2016, a subsidiary of NEP completed the acquisition from NEER of Bayhawk Wind Holdings, LLC for approximately $312 million, plus working capital of $6 million and the assumption of $253 million in existing liabilities related to differential membership interests. Bayhawk Wind Holdings, LLC indirectly owns two wind generation facilities that commenced commercial operations in December 2015, Cedar Bluff Wind and Golden Hills Wind, with a combined generating capacity of approximately 285 MW, located in Ellis, Ness, Rush and Trego counties, Kansas, and Alameda county, California, respectively.

The 2016 acquisitions discussed above and the acquisitions from NEER completed in 2015 (collectively, the common control acquisitions), were transfers of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

On October 28, 2016, a subsidiary of NEP completed the acquisition from NEER of an indirect 24% interest in Desert Sunlight Investment Holdings, LLC (Desert Sunlight) for $218 million, plus an adjustment of approximately $9 million related to working capital (subject to post-closing adjustments). Desert Sunlight owns two project entities, which together make up the Desert Sunlight Solar Energy Center, a 550 MW solar generation plant located in Riverside County, California. NEER retained an interest in Desert Sunlight and will remain the managing member.

On October 1, 2015, NEP acquired 100% of the membership interests in the Texas pipeline business, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on the acquisition date based on their estimated fair value. During the nine months ended September 30, 2016, NEP recorded adjustments to the purchase price allocation which increased goodwill by approximately $6 million, decreased property, plant and equipment - net by $4 million and increased noncontrolling interest by $2 million.

Supplemental Pro forma Results of Operations

NEP’s pro forma results of operations had the acquisition of the Texas pipeline business been completed on January 1, 2014 are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(millions)
Pro forma results of operations:
Pro forma revenues	$140	$425
Pro forma operating income	$62	$188
Pro forma net income	$1	$57
Pro forma net income (loss) attributable to NEP	$(1)	$4

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

For periods after the NEP acquisition date, income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying entity for U.S. federal and state income tax purposes. Because NEP OpCo is a limited partnership electing to be taxed as a partnership for U.S. federal and state income tax purposes, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to both U.S. and Canadian projects, allocated to NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers subject to Canadian income tax and, therefore, NEP recognizes in income all of the Canadian taxes.

Consequently for periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

The effective tax rates for the three months ended September 30, 2016 and 2015 were approximately 16% and 28%, respectively, and for the nine months ended September 30, 2016 and 2015 were approximately 9% and 15%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions (earnings mix), valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interest and the taxation of Canadian income in both Canada and the U.S.

Additionally, the effective tax rate for the nine months ended September 30, 2016 was affected by an April 2016 court decision approving a reorganization of certain of NEP's Canadian assets that provided for tax bases in certain of these assets. NEP recorded approximately $12 million of the associated income tax benefits during the nine months ended September 30, 2016.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates, foreign currency exchange rates and credit spreads. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$52	$—	$52	$63	$—	$63
Restricted cash equivalents	29	—	29	5	—	5
Interest rate contracts	—	—	—	—	2	2
Foreign currency contracts	—	—	—	—	2	2
Total assets	$81	$—	$81	$68	$4	$72
Liabilities:
Interest rate contracts	$—	$133	$133	$—	$68	$68
Total liabilities	$—	$133	$133	$—	$68	$68

Financial Instruments Recorded at Other than Fair Value - The carrying amounts of accounts receivable, accounts payable, certain accrued expenses and short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above, are as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,664	$3,876	$3,435	$3,532
____________________

(a)	Fair value is estimated based on the borrowing rates as of each date for similar issues of debt with similar remaining maturities (Level 2).

Contingent Consideration - NEP recorded a liability related to a contingent holdback as part of the Texas pipelines acquisition. See Note 10 - Acquisition Holdbacks. The contingent holdback will be payable if the Texas pipelines enter into one or more written contracts by December 31, 2016 related to certain financial performance and capital expenditure thresholds. Contingent consideration is required to be reported at fair value at each reporting date. NEP determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. At September 30, 2016 and December 31, 2015, the estimated fair value of the contingent holdback was approximately $70 million and $186 million, respectively, and is recorded as acquisition holdbacks on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2016, NEP recorded approximately $101 million and $118 million, respectively, of fair value adjustments to decrease the contingent holdback based on updated estimates associated with management's probability assessment. The fair value adjustments are included in NEP's condensed consolidated statements of income.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

NEP recognizes all derivative instruments, when required to be marked to market, on the balance sheet as either assets or liabilities and measures them at fair value each reporting period. In connection with certain of its debt financings, NEP entered into interest rate contracts to manage interest rate cash flow risk. These agreements allow NEP to offset the variability of its floating-rate loan interest cash flows with the variable interest cash flows received from the interest rate contracts. In January 2016, NEP discontinued hedge accounting for its cash flow hedges related to interest rate swaps and, therefore, essentially all changes in the fair value of the interest rate swaps are recognized in interest expense in NEP's condensed consolidated statements of income. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments, with maturity dates through 2033. As of September 30, 2016 and December 31, 2015, the combined notional amounts of the interest rate contracts were approximately $1,435 million and $1,277 million, respectively.

At September 30, 2016, NEP's accumulated other comprehensive loss (AOCI) included amounts related to discontinued cash flow hedges which have expiration dates through 2033. Approximately $8 million of net losses included in AOCI at September 30, 2016,

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

During 2015 and 2016, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of September 30, 2016 and December 31, 2015, the notional amount of the foreign currency contracts was approximately $60 million and $54 million, respectively. During the three months ended September 30, 2016 and 2015, NEP recorded less than $1 million and approximately $1 million of gains, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income. During the nine months ended September 30, 2016 and 2015, NEP recorded approximately $2 million of losses and approximately $1 million of gains, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions at September 30, 2016 and December 31, 2015, as required by disclosure rules, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2016
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$—	$—	$—	$133	$—	$133
Total fair values	$—	$—	$—	$133	$—	$133

Net fair value by balance sheet line item:
Other current assets					$—
Other non-current assets					—
Current derivative liabilities						$21
Other non-current liabilities						112
Total derivatives					$—	$133

	December 31, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$1	$22	$1	$46	$5	$71
Foreign currency contracts	—	—	2	—	2	—
Total fair values	$1	$22	$3	$46	$7	$71

Net fair value by balance sheet line item:
Other current assets					$2
Other non-current assets					5
Current derivative liabilities						$22
Other non-current liabilities						49
Total derivatives					$7	$71

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Interest rate contracts:
Losses recognized in other comprehensive income	$—	$(19)	$—	$(20)
Losses reclassified from AOCI to interest expense	$(2)	$(1)	$(6)	$(5)
Gains (losses) recognized in interest expense	$1	$—	$(85)	$—

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

As a result of the new standard, NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At September 30, 2016, NEP owned an approximately 34.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.2% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at September 30, 2016, NEP consolidated four VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate six wind electric generation facilities. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generation facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment - net and deferral related to differential membership interests, totaled approximately $1,669 million and $947 million at September 30, 2016, respectively, and $1,693 million and $1,248 million at December 31, 2015, respectively.

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects that were under construction in California. The solar projects reached full commercial operations in June 2016. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At September 30, 2016 and December 31, 2015, NEP's equity method investment related to the non-economic ownership interests totaled approximately $10 million and $22 million, respectively, and is reflected as investments in equity method investees on the condensed consolidated balance sheets. All equity in earnings of these equity method investees is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

6. CAPITALIZATION

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the nine months ended September 30, 2016 were as follows:

Date Issued	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
January - March 2016	Construction loan credit facility	Variable(a)	$41	(b)	2022
February 2016	Senior secured revolving credit facility	Variable(a)	$75	(c)	2019
June 2016	Limited-recourse term loan	Variable(a)	$355	(b)	2022
July 2016	Senior secured term loan	Variable(a)	$100		2019
July 2016	Limited-recourse revolving credit facility	Variable(a)	$100	(d)	2020
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)
In March 2016, the construction loan credit facility converted to a term loan. In June 2016, this term loan was amended and approximately $72 million of additional net borrowings ($355 million of issuances net of $283 million of retirements) resulted in an outstanding term loan balance of $604 million at September 30, 2016.

(c)	In September 2016, the borrowings under this credit facility were repaid. At September 30, 2016, no amounts were outstanding under this revolving credit facility.

(d)	In October 2016, $50 million of the borrowings under this credit facility were repaid.

The long-term debt agreements listed above are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At October 31, 2016, NEP's subsidiaries were in compliance with all financial debt covenants under their project financings.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Equity - During the nine months ended September 30, 2016, NEP issued 552,210 common units under the at-the-market equity issuance program (ATM program) for gross proceeds of approximately $16 million. Fees related to the ATM program totaled less than $1 million in 2016.

In February and March 2016, NEP completed the sale of 11,155,000 common units representing limited partnership interests in NEP in a public offering for an aggregate purchase price of approximately $287 million, or $25.76 per common unit. NEP used the proceeds to fund, together with borrowings under the senior secured revolving credit facility, the purchase price payable in the March 2016 acquisition discussed in Note 1.

In September 2016, NEP completed the sale of 11,962,300 common units representing limited partner interests in NEP in a public offering for an aggregate purchase price of approximately $342 million, or $28.56 per common unit. NEP used the proceeds to fund the purchase price payable in the October 2016 acquisition discussed in Note 1 and intends to use the remaining proceeds for general partnership purposes. The issuance of common units during the nine months ended September 30, 2016 resulted in an increase of NEP's limited partner interest in NEP OpCo to approximately 34.8% at September 30, 2016.

On October 31, 2016, the board of directors of NEP GP authorized a distribution of $0.34125 per common unit payable on November 14, 2016 to its unitholders of record on November 8, 2016.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended September 30, 2016
Balances, June 30, 2016	$(8)	$(101)	$(109)
Other comprehensive loss before reclassification	—	(1)	(1)
Amounts reclassified from AOCI to interest expense	2	—	2
Net other comprehensive income (loss)	2	(1)	1
Balances, September 30, 2016	$(6)	$(102)	$(108)
AOCI attributable to noncontrolling interest	$(6)	$(98)	$(104)
AOCI attributable to NEP	$—	$(4)	$(4)

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Total
	(millions)
Nine months ended September 30, 2016
Balances, December 31, 2015	$(11)	$(108)	$(119)
Other comprehensive income before reclassification	—	6	6
Amounts reclassified from AOCI to interest expense	5	—	5
Net other comprehensive income	5	6	11
Balances, September 30, 2016	$(6)	$(102)	$(108)
AOCI attributable to noncontrolling interest	$(6)	$(98)	$(104)
AOCI attributable to NEP	$—	$(4)	$(4)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Three months ended September 30, 2015
Balances, June 30, 2015	$(1)	$(92)	$(93)
Other comprehensive loss before reclassification	(16)	(11)	(27)
Amounts reclassified from AOCI to interest expense	1	—	1
Net other comprehensive loss	(15)	(11)	(26)
Balances, September 30, 2015	$(16)	$(103)	$(119)
AOCI attributable to noncontrolling interest	$(13)	$(99)	$(112)
AOCI attributable to NEP	$(3)	$(4)	$(7)

	Accumulated Other Comprehensive Loss
	Net Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Total
	(millions)
Nine months ended September 30, 2015
Balances, December 31, 2014	$(4)	$(66)	$(70)
Other comprehensive loss before reclassification	(16)	(37)	(53)
Amounts reclassified from AOCI to interest expense	4	—	4
Net other comprehensive loss	(12)	(37)	(49)
Balances, September 30, 2015	$(16)	$(103)	$(119)
AOCI attributable to noncontrolling interest	$(13)	$(99)	$(112)
AOCI attributable to NEP	$(3)	$(4)	$(7)

8. RELATED PARTY TRANSACTIONS

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance - related party in NEP's condensed consolidated statements of income. Additionally, a NEP subsidiary pays an affiliate for transmission services which are reflected as operations and maintenance - related party in NEP's condensed consolidated statements of income. At September 30, 2016 and December 31, 2015, the net payables for these services, as well as for payroll and other payments made on behalf of these projects, were approximately $4 million and $9 million, respectively, and are included in due to related parties on NEP's condensed consolidated balance sheets. Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement - Effective July 1, 2014, subsidiaries of NEP entered into a MSA with indirect wholly owned subsidiaries of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo will pay NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which will be paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo will also make certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s operations and maintenance -

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

related party for the three and nine months ended September 30, 2016 include approximately $12 million and $28 million, respectively, and for the three and nine months ended September 30, 2015 include $1 million and $3 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - Effective July 1, 2014, NEP OpCo entered into a CSCS agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s operations and maintenance - related party for the three and nine months ended September 30, 2016 include $1 million and $2 million, respectively, and for the three and nine months ended September 30, 2015 include $1 million and $2 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amounts held in accounts belonging to NEER or its subsidiaries as of September 30, 2016 and December 31, 2015 were approximately $346 million and $66 million, respectively, and are included in due from related parties on NEP’s condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. As of September 30, 2016, NEECH guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $704 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payment of construction-related expenses that were not yet paid before the sale of the differential membership interests in VIEs as well as payments due by the VIEs and the indemnifications to the VIEs' respective investors. As of September 30, 2016, NEER guaranteed a total of approximately $144 million related to these obligations.

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

Pursuant to a purchase and sale agreement, NEER paid approximately $16 million to a subsidiary of NEP in May 2016 for the right to receive CITC proceeds that otherwise would have been retained by the NEP subsidiary. At September 30, 2016, the $16 million was included in due to related parties on NEP’s condensed consolidated balance sheets. In October 2016, a subsidiary of NEP received substantially all of the CITC proceeds and paid those proceeds to NEER.

Development, Engineering and Construction Commitments - During the nine months ended September 30, 2015, NEER purchased and contributed approximately $24 million under several engineering, procurement and construction contracts related to the procurement of materials and services for certain NEP assets which were acquired while under construction and for which costs were capitalized in construction work in progress. There were no such purchases or contributions during the three and nine months ended September 30, 2016 or the three months ended September 30, 2015.

Transportation and Fuel Management Agreements - In connection with the acquisition of the Texas pipeline business described in Note 1, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three and nine months ended September 30, 2016, NEP recognized approximately $2 million and $8 million, respectively, in revenues related to the transportation and fuel management agreements. At September 30, 2016 and December 31, 2015, approximately $1 million and $2 million, respectively, included in due from related parties reflects amounts due from the NEER subsidiary under the transportation and fuel management agreements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Leases - In February 2016, the FASB issued an accounting standard update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments, and a right-of-use asset, for all leases (with the exception of short-term leases). The standards update will be effective for NEP beginning January 1, 2019. Early adoption is permitted. Lessees and lessors must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. NEP is currently evaluating the effect the adoption of this standard update will have on its consolidated financial statements.

10. COMMITMENTS AND CONTINGENCIES

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $4 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $15 million and $14 million for the nine months ended September 30, 2016 and 2015, respectively, and is included in operations and maintenance expenses in NEP's condensed consolidated statements of income.

The total minimum non-cancelable rental commitments at September 30, 2016 under these land use agreements are as follows:

Land Use Commitments
(millions)
Remainder of 2016	$2
2017	10
2018	10
2019	10
2020	10
Thereafter	286
Total minimum land use payments	$328

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

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $119 million in the aggregate. These LOC facilities have maturity dates of August 2017 and March 2022. Approximately $104 million of LOCs are outstanding as of September 30, 2016 primarily related to debt service reserves and security for certain of the projects' agreements, including a PPA.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Acquisition Holdbacks - At September 30, 2016 and December 31, 2015, NEP's condensed consolidated balance sheets include acquisition holdbacks related to certain contingent payments for the acquisition of the Texas pipeline business. The acquisition purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017 (indemnity holdback). See Note 3 - Contingent Consideration for further discussion of the contingent holdback.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At September 30, 2016, NEP owns a controlling, non-economic general partner interest and an approximately 34.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and, since October 1, 2015, a portfolio of seven long-term contracted natural gas pipeline assets.

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

NEP acquired projects during the nine months ended September 30, 2016 as further described in Note 1. The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

On October 28, 2016, a subsidiary of NEP completed the acquisition of an indirect 24% interest in Desert Sunlight from NEER (see Note 1).

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015(a)	2016	2015(a)
	(millions)
Statement of Operations Data:
OPERATING REVENUES	$186	$115	$539	$348
OPERATING EXPENSES
Operations and maintenance	34	22	101	62
Operations and maintenance - related party	17	4	41	13
Depreciation and amortization	51	38	151	111
Taxes other than income taxes and other	5	3	14	10
Total operating expenses	107	67	307	196
OPERATING INCOME	79	48	232	152
OTHER INCOME (DEDUCTIONS)
Interest expense	(41)	(31)	(203)	(85)
Benefits associated with differential membership interests - net	13	5	41	17
Equity in losses of equity method investees	—	—	(20)	(1)
Revaluation of contingent consideration	101	—	118	—
Other - net	—	(4)	(4)	(4)
Total other income (deductions) - net	73	(30)	(68)	(73)
INCOME BEFORE INCOME TAXES	152	18	164	79
INCOME TAXES	25	5	15	12
NET INCOME	$127	$13	$149	$67
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Operating revenues increased approximately $71 million during the three months ended September 30, 2016 primarily due to revenues of approximately $47 million related to the acquisition of the Texas pipelines in October 2015, stronger wind and solar resource and revenues of approximately $10 million related to the commencement of commercial operations at two wind facilities in December 2015.

	Three Months Ended September 30,
	2016	2015
	(dollars in millions)
Operating revenues	$186	$115
Generation	1,906 GWh	1,575 GWh

Operating Expenses

Operations and Maintenance

O&M expense (including related party) includes interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, property taxes, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 8). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense (including related party) increased approximately $25 million during the three months ended September 30, 2016 primarily due to an increase of $13 million related to the acquisition of the Texas pipelines in October 2015 and an increase of $10 million in IDR fees related to growth in NEP's distributions to its unitholders.

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

Depreciation and amortization expense increased approximately $13 million during the three months ended September 30, 2016 primarily due to $9 million of depreciation and amortization related to the acquisition of the Texas pipelines in October 2015 and $4 million related to the commencement of commercial operations at two wind facilities in December 2015.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest on long-term debt and mark-to-market losses on interest rate swaps, partially offset by interest capitalization on qualified expenditures. Interest expense increased approximately $10 million during the three months ended September 30, 2016 primarily due to additional borrowings to fund project acquisitions and the debt assumed in the acquisition of the Texas pipelines in October 2015.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes of the underlying wind projects, including income tax attributes, net of associated costs. The increase in benefits of approximately $8 million during the three months ended September 30, 2016 relates to lower interest costs of approximately $4 million primarily associated with the ongoing paydown of the differential membership interest obligations and increased wind resource at the underlying projects and $4 million of benefits related to differential membership interests sold in December 2015.

Revaluation of Contingent Consideration

For the three months ended September 30, 2016, revaluation of contingent consideration reflects a fair value adjustment of approximately $101 million to decrease the contingent holdback associated with the acquisition of the Texas pipelines. See Note 3 - Contingent Consideration.

Income Taxes

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended September 30, 2016, NEP recorded income tax expense of approximately $25 million, resulting in an effective tax rate of approximately 16%. The tax expense is comprised primarily of income tax expense of approximately $53 million at the statutory rate of 35%, $4 million of state income taxes and $5 million due to earnings mix, partly offset by $37 million of income tax benefit attributable to noncontrolling interest.

For the three months ended September 30, 2015, NEP recorded income tax expense of approximately $5 million resulting in an effective tax rate of approximately 28%. The tax expense is comprised primarily of income tax expense of approximately $6 million at the statutory rate of 35% and a deferred tax adjustment of $2 million, partly offset by $4 million of income tax benefit attributable to noncontrolling interest.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 2.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues

Operating revenues increased approximately $191 million during the nine months ended September 30, 2016 primarily due to revenues of approximately $138 million related to the acquisition of the Texas pipelines in October 2015, stronger wind and solar resource and revenues of $27 million related to the commencement of commercial operations at two wind facilities in December 2015.

	Nine Months Ended September 30,
	2016	2015
	(dollars in millions)
Operating revenues	$539	$348
Generation	6,176 GWh	5,218 GWh

Operating Expenses

Operations and Maintenance

O&M expense (including related party) increased approximately $67 million during the nine months ended September 30, 2016 primarily due to approximately $32 million of expenses related to the acquisition of the Texas pipelines in October 2015 and an increase in IDR fees of approximately $24 million related to growth in NEP's distributions to its unitholders.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $40 million during the nine months ended September 30, 2016 primarily due to $26 million of depreciation and amortization related to the acquisition of the Texas pipelines in October 2015 and $12 million related to the commencement of commercial operations at two wind facilities in December 2015.

Other Income (Deductions)

Interest Expense

Interest expense increased approximately $118 million during the nine months ended September 30, 2016 primarily due to mark-to-market losses on interest rate swaps for which hedge accounting was discontinued in January 2016, additional borrowings to fund project acquisitions and the debt assumed in the acquisition of the Texas pipelines in October 2015.

Benefits Associated with Differential Membership Interests - net

The increase in benefits associated with differential membership interests - net of approximately $24 million during the nine months ended September 30, 2016 primarily relates to lower interest costs of approximately $16 million associated with the ongoing paydown of the differential membership interest obligations and increased wind resource at the underlying projects and $8 million in benefits related to differential membership interests sold in December 2015.

Equity in losses of equity method investees

The increase of approximately $19 million in equity in losses of equity method investees primarily reflects an increase in interest expense recorded at the equity method investees primarily due to mark-to-market losses on interest rate swaps for which hedge accounting was discontinued in January 2016.

Revaluation of Contingent Consideration

For the nine months ended September 30, 2016, revaluation of contingent consideration reflects a fair value adjustment of approximately $118 million to decrease the contingent holdback associated with the acquisition of the Texas pipelines. See Note 3 - Contingent Consideration.

Income Taxes

For the nine months ended September 30, 2016, NEP recorded income tax expense of approximately $15 million, resulting in an effective tax rate of approximately 9%. The tax expense is comprised primarily of income tax expense of approximately $57 million at the statutory rate of 35%, $5 million of state income taxes and $4 million due to earnings mix, partly offset by income tax benefits of approximately $12 million related to the reorganization of Canadian assets (see Note 2) and $41 million of income tax benefit attributable to noncontrolling interest.

For the nine months ended September 30, 2015, NEP recorded income tax expense of approximately $12 million resulting in an effective tax rate of approximately 15%. The tax expense is comprised primarily of income tax expense of approximately $27 million at the statutory rate of 35%, partly offset by income tax benefits of $4 million related to valuation allowance changes and $14 million of income tax benefit attributable to noncontrolling interest.

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

Liquidity Position

At September 30, 2016 and December 31, 2015, NEP's liquidity position was approximately $794 million and $719 million, respectively. The table below provides the components of NEP’s liquidity position:

	September 30, 2016		December 31, 2015
	(millions)
Cash and cash equivalents	$133		$164
Amounts due under the CSCS agreement	346		66
Revolving credit facilities	400		400
Less borrowings	(100)	(a)	(29)
Construction loan credit facility	—		604
Less borrowings	—		(491)
Letter of credit facilities	119		83
Less letters of credit	(104)		(78)
Total(b)	$794		$719
____________________

(a)	In October 2016, $50 million of such borrowings were repaid.

(b)	Excludes current restricted cash of approximately $33 million and $16 million at September 30, 2016 and December 31, 2015, respectively.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

During the nine months ended September 30, 2016, a subsidiary of NEP borrowed $75 million under its revolving credit facility and repaid all of the outstanding borrowings under such facility. As of September 30, 2016, there were no amounts due under this revolving credit facility.

During the nine months ended September 30, 2016, a subsidiary of NEP borrowed approximately $41 million under a construction loan credit facility which, in March 2016, converted to a term loan. In June 2016, the limited-recourse term loan was amended and an additional $72 million was borrowed. In July 2016, an indirect subsidiary of NEP borrowed $100 million under an existing revolving credit facility entered into in December 2015. See Note 6 - Debt.

Project Financings and Term Loans

Most of the projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these project financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's project financings provide for interest payable at a fixed interest rate. However, certain of NEP's project financings accrue interest at variable rates based on the London InterBank Offered Rate and two projects accrue interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate swaps were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the financing. Under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and the applicable minimum debt service coverage ratio is satisfied. The minimum debt service coverage ratio that must be satisfied under all of NEP's project financings is 1.20:1.00. At October 31, 2016, NEP's subsidiaries were in compliance with all financial debt covenants under their project financings.

In July 2016, an indirect subsidiary of NEP entered into and borrowed $100 million under a variable rate senior secured term loan agreement that matures in June 2019. See Note 6 - Debt.

Equity Arrangements

During the nine months ended September 30, 2016, NEP issued 552,210 common units under the ATM program for gross proceeds of approximately $16 million. At September 30, 2016, NEP may issue up to approximately $109 million in additional common units under the ATM program.

In February and March 2016, NEP completed the sale of 11,155,000 common units representing limited partner interests in NEP in a public offering for an aggregate purchase price of approximately $287 million, or $25.76 per common unit. In September 2016, NEP completed the sale of 11,962,300 common units representing limited partner interests in NEP in a public offering for an aggregate purchase price of approximately $342 million, or $28.56 per common unit. See Note 6 - Equity. The issuance of additional common units during the nine months ended September 30, 2016 resulted in an increase of NEP's limited partner interest in NEP OpCo to approximately 34.8% at September 30, 2016.

If at any time, NEP GP and its affiliates own more than 80% of the sum of NEP's outstanding common units and special voting units, NEP GP will have the right, but not the obligation, to purchase all of the outstanding common units, other than those owned by NEP GP and its affiliates, at a price not less than the greater of the then-current market price of such common units and the highest price paid by NEP GP or its affiliates for such units during the preceding 90-day period. At September 30, 2016, NEP GP and its affiliates controlled approximately 65.2% of the voting power of NEP's outstanding common units.

Contractual Obligations

NEP's contractual obligations as of September 30, 2016 were as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
	(millions)
Debt, including interest(a)	$48	$238	$861	$346	$531	$2,967	$4,991
Contractual obligations(b)	3	212	14	14	13	51	307
Revolving credit facility fees	—	1	1	1	—	—	3
Asset retirement activities(c)	—	—	—	—	—	274	274
MSA and credit support(d)	2	7	7	7	7	100	130
Land lease payments(e)	2	10	10	10	10	286	328
Total	$55	$468	$893	$378	$561	$3,678	$6,033
____________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using September 30, 2016 rates.

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

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the nine months ended September 30, 2016 and 2015, NEP had capital expenditures of approximately $285 million and $407 million, respectively, primarily related to construction prior to the NEP acquisition date. At September 30, 2016, estimated capital expenditures for NEP's renewable energy projects for the remainder of 2016 and 2017 total approximately $15 million and $2 million, respectively. Planned capital expenditures associated with the Texas pipelines for the remainder of 2016 and 2017 total approximately $24 million and $150 million, respectively, and primarily relate to the planned expansion projects contemplated in the acquisition. There are no significant additional planned capital expenditures for the remainder of 2016 through 2020 other than costs that may be incurred as acquisition opportunities arise. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

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

During the nine months ended September 30, 2016, NEP distributed approximately $37 million to its unitholders. On October 31, 2016, the board of directors of NEP GP authorized a distribution of $0.34125 per common unit payable on November 14, 2016 to its unitholders of record on November 8, 2016.

Cash Flows

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table reflects the changes in cash flows for the comparative periods:

	2016	2015	Change
	(millions)
Nine Months Ended September 30,
Net cash provided by operating activities	$247	$181	$66
Net cash used in investing activities	$(1,220)	$(620)	$(600)
Net cash provided by financing activities	$940	$1,048	$(108)

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were primarily driven by the operating results of the Texas pipelines acquired in October 2015, the commencement of commercial operations at two wind facilities in December 2015 and stronger wind resource.

Net Cash Used in Investing Activities

The increase in net cash used in investing activities was driven by payments to related parties under the CSCS agreement in 2016 compared to payments from related parties in 2015, increased capital expenditures related to construction activities and increases in restricted cash balances related to the timing of construction payments, partly offset by fewer project acquisitions in 2016.

	2016	2015
	(millions)
Nine Months Ended September 30,
Acquisition of membership interests in subsidiaries	$(641)	$(716)
Capital expenditures	(276)	(149)
Changes in restricted cash	(23)	66
Payments (to) from related parties under CSCS agreement - net	(280)	179
Net cash used in investing activities	$(1,220)	$(620)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities primarily reflect increased issuances of additional NEP common units, reduced issuances of debt to acquire additional projects, retirements of long-term debt and member contributions (distributions) - net. Additionally, in the nine months ended September 30, 2015, NEP OpCo issued common units to noncontrolling interests primarily to acquire additional projects.

	2016	2015
	(millions)
Nine Months Ended September 30,
Proceeds from issuance of common units - net	$645	$319
Issuances of long-term debt - net	194	368
Member contributions (distributions) - net	97	(324)
Proceeds from (repayments of) short-term debt - net	(12)	12
Change in amounts due to related parties	17	(20)
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	702
Other	(1)	(9)
Net cash provided by financing activities	$940	$1,048

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2016, approximately 25% of the long-term debt, including current maturities, was exposed to such risk while the remaining balance was either financially hedged or comprised of fixed rate debt. As of September 30, 2016, the estimated fair value and the carrying value of NEP's long-term debt was approximately $3.9 billion and $3.7 billion, respectively. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt, including current maturities, would increase by approximately $52 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are contracted under long-term contracts that have an average remaining contract term of approximately 19 years as of September 30, 2016, weighted based on forecasted contributions to earnings.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive loss component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of gains or losses in the three and nine months ended September 30, 2016 and 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within time periods specified in SEC rules and forms, as of September 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In October 2015, a subsidiary of NEP acquired the Texas pipeline business. NEP’s management elected to exclude from its assessment of internal control over financial reporting as of September 30, 2016 the Texas pipeline business, whose financial statements reflect total assets and operating revenues representing approximately 29% and 26%, respectively, of NEP’s consolidated total assets and operating revenues as of and for the nine months ended September 30, 2016. NEP is in the process of evaluating the impact of the Texas pipeline business on NEP’s internal control over financial reporting and will include the Texas pipeline business in its assessment as of December 31, 2016.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners GP, Inc. effective January 1, 2016
10.2*
Amendment No. 1 to Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP dated as of July 5, 2016 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2016 File No. 1-36518)

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

Date:  October 31, 2016

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)