Form 10-K
period 2016-12-31
NextEra Energy Partners, LP
filed 2017-02-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant's telephone number	IRS Employer Identification Number
1-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558
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

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates as of June 30, 2016 (based on the closing market price on the Composite Tape on June 30, 2016) was $1,274,972,073.

Number of NextEra Energy Partners, LP common units outstanding as of January 31, 2017:  54,236,995

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreements
Bcf	billion cubic feet
BLM	U.S. Bureau of Land Management
Bluewater	wind project located in Huron County, Ontario, Canada, that is held by the Bluewater Project Entity
Bluewater Project Entity	Prior to the consummation of NEP’s IPO in 2014, refers to Varna Wind, Inc. and, after the consummation of NEP’s IPO, refers to Varna Wind, LP
Canadian Project Entities	Conestogo Project Entity, Summerhaven Project Entity, Bluewater Project Entity, Sombra Project Entity, Moore Project Entity and Jericho Wind, LP, collectively
Canyon Wind	Canyon Wind, LLC, which is the borrower under the credit agreement under which financing is provided to Perrin Ranch and Tuscola Bay
Cedar Bluff Wind	wind project located in Ellis, Ness, Rush and Trego counties, Kansas
CITC	convertible investment tax credit
COD	commercial operation date
Code	U.S. Internal Revenue Code of 1986, as amended
Conestogo	wind project located in Wellington County, Ontario, Canada, that is held by the Conestogo Project Entity
Conestogo Project Entity	Conestogo Wind, LP
CSCS agreement	cash sweep and credit support agreement
Desert Sunlight Investment	NEP's indirect 24% ownership interest in Desert Sunlight
Desert Sunlight	Desert Sunlight Investment Holdings, LLC, which owns a solar generation plant located in Riverside County, California
Elk City	wind project located in Roger Mills and Beckham counties, Oklahoma, that is held by Elk City Wind, LLC
FCPA	Foreign Corrupt Practices Act of 1977, as amended
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in-Tariff
FPA	U.S. Federal Power Act
Genesis	solar project held by Genesis Solar, LLC, which project is composed of Genesis Unit 1 and Genesis Unit 2
Genesis Unit 1	Genesis Unit 1 universal solar generating facility located in Riverside County, California
Genesis Unit 2	Genesis Unit 2 universal solar generating facility located in Riverside County, California
Golden Hills Wind	wind project located in Alameda County, California
GWh	gigawatt-hour(s)
IESO	Independent Electricity System Operator
IPO	initial public offering
IPP	independent power producer
ITC	investment tax credit
kWh	kilowatt-hour(s)
Logan Wind
Logan Wind Energy, LLC, an indirect wholly owned subsidiary of NEE and the owner of a wind-powered energy production facility near Peetz, Colorado, that shares certain facilities owned by Peetz Table with Northern Colorado

Mammoth Plains	wind project located in Dewey and Blaine counties, Oklahoma
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Moore	solar project located in Lambton County, Ontario, Canada, that is held by the Moore Project Entity
Moore Project Entity
Prior to the consummation of NEP’s IPO in 2014, refers to Moore Solar, Inc. and, after the consummation of NEP’s IPO, refers to Moore Solar, LP, a limited partnership formed under the laws of the Province of Ontario

Mountain Prairie	Mountain Prairie Wind, LLC, the issuer of notes that provide financing to Elk City and Northern Colorado
MSA	Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NECIP	NextEra Canadian IP, Inc., an indirect wholly owned subsidiary of NEE
NECOS	NextEra Energy Canadian Operating Services, Inc., an indirect wholly owned subsidiary of NEE
NEE	NextEra Energy, Inc.
NEEC
Prior to the consummation of NEP’s IPO in 2014, refers to NextEra Energy Canada, ULC, an indirect wholly owned subsidiary of NEE, and after the consummation of NEP’s IPO, refers to NextEra Energy Canada Partners Holdings, ULC, a direct wholly owned subsidiary of NEP OpCo

NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEER ROFO projects	certain projects owned by NEER in which NEP has a right of first offer should NEER decide to sell them
NEOS	NextEra Energy Operating Services, LLC, an indirect wholly owned subsidiary of NEE
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP

Term	Meaning
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NERC	North American Electric Reliability Corporation
NOLs	net operating losses
Northern Colorado	wind project located in Logan County, Colorado, that is held by Northern Colorado Wind Energy, LLC
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
Palo Duro	wind project located in Hansford and Ochiltree counties, Texas
Peetz Table	Peetz Table Wind Energy, LLC, an indirect wholly owned subsidiary of NEE and the owner of certain facilities shared by Logan Wind, Northern Colorado and PLI
Pemex	Petróleos Mexicanos
Perrin Ranch	wind project located in Coconino County, Arizona, that is held by Perrin Ranch Wind, LLC
PLI	Peetz Logan Interconnect, LLC, an indirect wholly owned subsidiary of NEE and the owner of the transmission line used by Northern Colorado to deliver energy output to the interconnection point
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
PTC	production tax credit
renewable energy project entities	U.S. Project Entities together with the Canadian Project Entities
RESOP	Renewable Energy Standard Offer Program
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Seiling Wind	wind project located in Dewey County, Oklahoma
Seiling Wind II	wind project located in Dewey and Woodward counties, Oklahoma
Shafter	solar project located in Shafter, California
Sombra	solar project located in Lambton County, Ontario, Canada, that is held by the Sombra Project Entity
Sombra Project Entity	Prior to the consummation of NEP’s IPO in 2014, refers to Sombra Solar, Inc. and, after the consummation of NEP’s IPO, refers to Sombra Solar, LP
St. Clair Holding
Prior to the consummation of NEP’s IPO in 2014, refers to St. Clair Holding, Inc. and, after the consummation of NEP’s IPO, refers to St. Clair Holding, ULC, a co-issuer of notes that provide financing to Moore and Sombra

St. Clair LP	St. Clair Solar, LP, a co-issuer of notes that provide financing to Moore and Sombra
St. Clair entities	St. Clair Holding and St. Clair LP, collectively
Summerhaven	wind project located in Haldimand County, Ontario, Canada, that is held by the Summerhaven Project Entity
Summerhaven Project Entity	Summerhaven Wind, LP
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
Trillium	Trillium Windpower, LP, the issuer of notes that provides financing to Conestogo and Summerhaven
Tuscola Bay	wind project located in Tuscola, Bay and Saginaw counties, Michigan, that is held by Tuscola Bay Wind, LLC
U.S.	United States of America
U.S. Project Entities	U.S. Wind Project Entities together with the U.S. Solar Project Entities and the Desert Sunlight Investment
U.S. Solar Project Entities	Genesis Solar LLC, Shafter Solar, LLC, Adelanto Solar, LLC, Adelanto Solar II, LLC and McCoy Solar, LLC, each of which is a limited liability company formed under the laws of the State of Delaware
U.S. Wind Project Entities
Elk City Wind, LLC, Northern Colorado Wind Energy, LLC, Perrin Ranch Wind, LLC, Tuscola Bay Wind, LLC, Palo Duro Wind Energy, LLC, FPL Energy Vansycle L.L.C. (Stateline), Ashtabula Wind III, LLC, Baldwin Wind, LLC, Mammoth Plains Wind Project, LLC, Seiling Wind, Seiling Wind II, Golden Hills Wind and Cedar Bluff Wind, each of which is a limited liability company formed under the laws of the State of Delaware

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 1 for a description of the non-controlling interest in NEP OpCo.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as result, are expected to, will continue, anticipate, aim, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEP's operations and financial results, and could cause NEP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEP in this Form 10-K, in presentations, on its website, in response to questions or otherwise.

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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2016, NEP owns a controlling, non-economic general partner interest and a 34.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects, as well as seven contracted natural gas pipeline assets.

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

NEP was formed as a Delaware limited partnership in March 2014 as an indirect wholly owned subsidiary of NEE. On July 1, 2014, NEP completed its IPO by issuing 18,687,500 common units at a price to the public of $25 per unit. The proceeds from the IPO, net of underwriting discounts, commissions and structuring fees, were approximately $438 million, of which NEP used approximately $288 million to purchase 12,291,593 common units of NEP OpCo from NEE Equity and approximately $150 million to purchase 6,395,907 NEP OpCo common units from NEP OpCo. Subsequent to the IPO, NEP issued a total of 35,549,495 additional common units and purchased an additional 35,549,495 NEP OpCo common units.

The following diagram depicts NEP's simplified ownership structure at December 31, 2016:

At December 31, 2016, NEP owns interests in the following portfolio of clean, contracted renewable energy projects located in ten states in the U.S. and one province in Canada:

Project	Resource	MW	Contract Expiration	NEP Acquisition / Investment Date
Genesis(a)	Solar	250	2039	July 2014
Northern Colorado(a)	Wind	174	2029 (22 MW) 2034 (152 MW)	July 2014
Summerhaven(a)	Wind	124	2033	July 2014
Tuscola Bay(a)	Wind	120	2032	July 2014
Elk City(a)	Wind	99	2030	July 2014
Perrin Ranch(a)	Wind	99	2037	July 2014
Bluewater(a)	Wind	60	2034	July 2014
Conestogo(a)	Wind	23	2032	July 2014
Moore(a)	Solar	20	2032	July 2014
Sombra(a)	Solar	20	2032	July 2014
Palo Duro(b)	Wind	250	2034	January 2015
Shafter(a)	Solar	20	2035	February 2015
Stateline(a)	Wind	300	2026	May 2015
Mammoth Plains(b)	Wind	199	2034	May 2015
Baldwin Wind(a)	Wind	102	2041	May 2015
Ashtabula Wind III(a)	Wind	62	2038	May 2015
Jericho(a)	Wind	149	2034	October 2015
Seiling Wind(b)	Wind	199	2035	March 2016
Seiling Wind II(b)	Wind	100	2034	March 2016
Cedar Bluff Wind(b)	Wind	199	2035	July 2016
Golden Hills Wind(b)	Wind	86	2035	July 2016
Investment in Desert Sunlight(a)(c)	Solar	132	2035 (60 MW) 2039 (72 MW)	October 2016
		2,787
Non-Economic Ownership Interests:
Adelanto I and II(a)(d)	Solar	14	2035	April 2015
McCoy(a)(d)	Solar	125	2036	April 2015
Total		2,926
____________________

(a)	These projects are encumbered by liens against their assets securing various financings.

(b)	NEP owns these wind projects together with third-party investors with differential membership interests. See Note 2 - Sale of Differential Membership Interests and Note 8.

(c)	NEP owns an indirect 24% equity method investment in Desert Sunlight and the MWs reflect the net ownership interest in plant capacity. See Note 2 - Investments in Unconsolidated Entities.

(d)
NEP owns an approximately 50% non-economic ownership interest in each of these solar projects and the MWs reflect the net ownership interest in plant capacity. All equity in earnings of these non-economic ownership interests is allocated to net income attributable to noncontrolling interest. See Note 2 - Investments in Unconsolidated Entities.

At December 31, 2016, NEP owns interests in the following contracted natural gas pipeline assets located in Texas:

Pipeline(a)	Miles of Pipeline	Diameter (inches)	Capacity per day	Contracted Capacity per day	Contract Expiration	In Service Date	NEP Acquisition Date(b)
NET Mexico(c)	120	42" / 48"	2.30 Bcf	2.15 Bcf	2034 - 2035	December 2014	October 2015
Eagle Ford	158	16" / 24" - 30"	1.10 Bcf	0.45 Bcf	2018 - 2024	September 2011 / June 2013	October 2015
Monument	156	16"	0.25 Bcf	0.20 Bcf	2017 - 2030	Built in the 1950s - 2000s	October 2015
Other	108	8" - 16"	0.40 Bcf	0.28 Bcf	2016 - 2035	Built in the 1960s - 1980s; upgraded in 2001 / others placed in service in 2002 - 2015	October 2015
____________________

(a)	All of the pipelines are encumbered by liens against their assets securing various financings.

(b)	See Note 3 for a description of the Texas pipelines acquisition.

(c)	A subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline.

At December 31, 2016, NEP's clean energy projects and pipelines, excluding its non-economic ownership interests, are as follows:

Ashtabula III
62MW
Bluewater
60MW
Conestogo
23MW
Stateline
300MW
Baldwin
102MW
Tuscola Bay
120MW
Summerhaven
124MW
Jericho
149MW
Sombra
20MW
Moore
20MW
Cedar Bluff
199MW
Golden
Hills
86MW
Northern
Colorado
174MW
Seiling I
199MW
Shafter
20MW
Elk City
99MW
Seiling II
100MW
Perrin
Ranch
99MW
Mammoth
Plains
199MW
Desert
Sunlight
132MW
Palo
Duro
250MW
Genesis
250MW
Monument
Pipeline
LaSalle
Pipeline
Mission Valley
Pipeline
Eagle Ford
Pipeline
South Shore
Pipeline
NET Mexico
Pipeline
Red Gate
Pipeline
Wind Asset
Solar Asset
Pipelines
U.S. states and Canadian province
with projects in operation

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipelines primarily operate under long-term firm transportation contracts where counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipelines. During 2016, NEP derived approximately 19%, 18% and 16% of its consolidated revenues from its contracts with Pacific Gas and Electric Company, Mex Gas Supply S.L. and the IESO, respectively. In 2016, 2015 and 2014, approximately $136 million, $136 million and $95 million, respectively, of NEP's consolidated revenues were attributable to its Canadian operations. In addition, NEP's 2016 and 2015 revenues included approximately $129 million and $18 million, respectively, of revenues attributable to its contract with a subsidiary of Pemex. At December 31, 2016, 2015 and 2014, NEP's total net long-lived assets, including construction work in progress, located in Canada amounted to approximately $881 million, $879 million and $1,075 million, respectively. See Item 1A for a discussion of risks related to NEP's operations in Canada and NEP's business relationship with Pemex.

In connection with the IPO, NEP entered into a ROFO agreement with NEER and NEP OpCo that, among other things, provides NEP OpCo with a right of first offer to acquire the NEER ROFO projects, if NEER should seek to sell any of these projects. NEP believes that the NEER ROFO projects have many of the characteristics of the renewable energy projects in its current portfolio, including long-term contracts with creditworthy counterparties and recently constructed, long-lived facilities that NEP believes will generate stable cash flows. Under the ROFO agreement, however, NEER is not obligated to offer to sell any of the NEER ROFO projects. In addition, in the event that NEER elects to sell any of the NEER ROFO projects, NEER is not required to accept any offer NEP OpCo makes to acquire any NEER ROFO project and, following the completion of good faith negotiations, may choose to sell the project to third parties or not to sell the project at all. NEER is not obligated to offer NEP OpCo the NEER ROFO projects at prices or on terms that are consistent with NEP's business strategy. The NEER ROFO projects as of December 31, 2016 include contracted wind and solar projects in the U.S. and Canada with a combined capacity of approximately 1,076 MW.

Effective July 2014, NEP and certain subsidiaries of NEP entered into the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under O&M agreements and ASAs between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee and makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders (incentive distribution rights fees, or IDRs). See Note 11 - Management Services Agreement.

In addition, effective October 2015, subsidiaries of NEP entered into transportation agreements and a fuel management agreement with a subsidiary of NEE. See Note 11 - Transportation and Fuel Management Agreements.

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

Fossil-fired plants emit greenhouse gases (GHG) and other pollutants. A number of U.S. Environmental Protection Agency (EPA) rules have been proposed that are expected to impact many coal-fired plants in the U.S. While there is some uncertainty as to the timing and requirements that will ultimately be imposed by these proposed rules (see discussion of the Clean Power Plan in Environmental Matters - Regulation of GHG emissions below), NEP expects that the owners of some of the smaller, older or less efficient coal-fired plants will choose to decommission these facilities rather than make the significant investments that will be necessary to comply with environmental rules and regulations. In addition, NEP expects the current relatively low natural gas prices will affect the decision whether to make such investments.

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

Policy Incentives

Policy incentives in the U.S. and Canada have the effect of making the development of renewable energy projects more competitive by providing credits for a portion of the development costs or by providing favorable contract prices. A loss of or reduction in such incentives could decrease the attractiveness of renewable energy projects to developers, including NEE, which could reduce NEP's future acquisition opportunities. Such a loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Wind and solar projects qualify as 5-year property that is eligible to be depreciated under the U.S. federal Modified Accelerated Cost Recovery System (MACRS). Pursuant to MACRS, wind and solar projects are fully depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. In December 2015, the PTC (and ITC in lieu of the PTC) for wind facilities was extended for five years, subject to the phase-down schedule in the table below. In order to qualify for the PTC (or ITC in lieu of the PTC), construction of a wind facility must begin before a specified date. The Internal Revenue Service (IRS) previously issued guidance setting forth two alternatives pursuant to which a taxpayer may begin construction on a wind facility and providing that the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. In May 2016, the IRS issued additional guidance relating to the December 2015 extension and phase-down of the PTC and ITC for wind facilities. In general, this guidance modifies and extends the safe harbor for the continuous efforts and continuous construction requirements to four years compared to two years under the previous guidance. The safe harbor will generally be satisfied if the facility is placed in service no more than four calendar years after the calendar year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.

Owners of solar projects are eligible to claim a 30% ITC for new solar projects, or can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC for qualifying solar projects where construction began before the end of 2011 and the projects are placed in service before 2017. In December 2015, the 30% ITC for new solar projects was extended, subject to the following phase-down schedule.

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

RPS, currently in place in certain states and territories, require electricity providers in the state or territory to meet a certain percentage of their retail sales with energy from renewable sources. Additionally, other states in the U.S. have set renewable energy goals to reduce GHG emissions from historic levels. NEP believes that these standards and goals will create incremental demand for renewable energy in the future. See Environmental Matters - Regulation of GHG Emissions below for a further discussion.

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

BUSINESS STRATEGY

NEP's primary business objective is to invest in contracted clean energy projects that allow it to increase its cash distributions to the holders of its common units over time. To achieve this objective, NEP intends to execute the following business strategy:

•
Focus on contracted clean energy projects. NEP intends to focus on long-term contracted clean energy projects with newer and more reliable technology, lower operating costs and relatively stable cash flows, subject to seasonal variances, consistent with the characteristics of its portfolio.

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

•
Maintain a sound capital structure and financial flexibility. NEP and its subsidiaries have various financing structures in place including limited recourse project-level financings, financings through the sale of differential membership interests, term loans and revolving credit facilities. NEP believes its cash flow profile, the long-term nature of its contracts and its ability to raise capital provide flexibility for optimizing its capital structure and increasing distributions. NEP intends to continually evaluate opportunities to finance future acquisitions or refinance its existing debt and seeks to limit recourse, optimize leverage, hedge exposure, extend maturities and increase cash distributions to unitholders over the long term.

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

•
Grow NEP's business and cash distributions through selective acquisitions of operating projects or projects under construction. NEP believes the ROFO agreement and its relationship with NEE provide it with opportunities for growth through the acquisition of projects that have similar characteristics to the renewable energy projects in its portfolio. NEER has granted NEP OpCo a right of first offer on any proposed sale of the NEER ROFO projects through mid-2020. NEP intends to focus on acquiring projects in operation, maintaining a disciplined investment approach and taking advantage of opportunities to acquire additional projects from NEER and third parties in the future, which it believes will allow it to increase cash distributions to its unitholders over the long term. NEER is not required, however, to offer NEP OpCo the opportunity to purchase any of its projects, including the NEER ROFO projects.

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

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio supports expected stable long-term cash flows. NEP's portfolio is composed of renewable energy projects with approximately 2,926 MW of capacity and pipeline projects with approximately 3 Bcf per day of capacity under firm transportation contracts. The renewable energy projects are fully contracted under long-term contracts that generally provide for fixed price payments subject to annual escalation over the contract term. Revenues from the pipeline projects are primarily generated from firm transportation contracts based on the fixed amount of capacity reserved by the counterparties. The renewable energy projects and pipeline projects have a total weighted average remaining contract term, based on forecasted contributions to earnings, of approximately 18 years as of December 31, 2016.

New, well-maintained portfolio. NEP's portfolio includes renewable energy projects that have on average, based on contributions to earnings, been operating for fewer than five years. Additionally, approximately 85% of NEP's pipeline projects (on a capacity-weighted basis) have been operating for fewer than five years. Because NEP's renewable energy portfolio is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

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

NEP and its affiliates are also subject to federal and provincial or regional regulations in Canada related to energy operations, energy markets and environmental standards. In Canada, activities related to owning and operating wind and solar projects and participating in wholesale and retail energy markets are regulated at the provincial level. In Ontario, for example, electricity generation facilities must be licensed by the Ontario Energy Board and may also be required to complete registrations and maintain market participant status with the IESO, in which case they must agree to be bound by and comply with the provisions of the market rules for the Ontario electricity market as well as the mandatory reliability standards of the NERC.

NEP is subject to environmental laws and regulations, and is affected by the issues described in the Environmental Matters section below.

ENVIRONMENTAL MATTERS

NEP's operations are required to comply with various environmental, health and safety laws and regulations in each of the jurisdictions in which it operates. These existing and future laws and regulations may impact existing and new projects and may require NEP to obtain and maintain permits and approvals, comply with all environmental laws and regulations applicable within each jurisdiction and implement environmental, health and safety programs and procedures to monitor and control risks associated with the construction, operation and decommissioning of regulated or permitted energy assets, all of which involve a significant investment of time and resources. The following is a discussion of certain existing initiatives and rules, some of which could potentially have a material effect (either positive or negative) on NEP and its subsidiaries.

Avian/Bat Regulations and Wind Turbine Siting Guidelines. NEP is subject to numerous environmental regulations and guidelines related to threatened and endangered species and their habitats, as well as avian and bat species, for the ongoing operations of its facilities. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act and similar environmental laws in Canada (the Species at Risk Act, the Migratory Birds Convention Act and the Endangered Species Act of 2007) provide for the protection of migratory birds, eagles and bats and endangered species of birds and bats and their habitats. Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities, including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and their habitats. These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines. Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs or reduced revenues at existing and new wind and solar facilities and transmission and distribution facilities at NEP and, in the case of environmental regulations, failure to comply could result in fines and penalties.

Regulation of GHG Emissions. The U.S. Congress and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulation or setting targets and goals, regarding the reduction of GHG emissions and the increase of renewable energy generation. In 2015, the EPA's final rule under Section 111(d) of the Clean Air Act (Clean Power Plan) to reduce carbon emissions from existing fossil fuel-fired electric generation units became effective. Numerous parties challenged the Clean Power Plan and, in February 2016,  the U.S. Supreme Court issued an order staying implementation of the Clean Power Plan pending resolution of legal challenges to the rule. The U.S. Court of Appeals for the District of Columbia Circuit heard oral arguments in September 2016 and a decision is pending. The timing and ultimate outcome of the Clean Power Plan are uncertain at this time. Other GHG reduction initiatives including, among others, the Regional Greenhouse Gas Initiative and the California Greenhouse Gas Regulation, aim to reduce emissions through a variety of programs currently in place and periodically undergo review and revision.

EMPLOYEES

NEP does not have any officers or employees and relies solely on officers and employees of NEP GP and NEP GP's affiliates, including NEE and NEER. See further discussion of the MSA and other payments to NEE in Note 11.

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

Operational Risks

NEP has a limited operating history and its projects include renewable energy projects that have a limited operating history. Such projects may not perform as expected.

NEP's portfolio includes renewable energy projects that have, on average, been operating for fewer than five years. In addition, NEP expects that many of the renewable energy projects that it may acquire, including, but not limited to, NEER ROFO projects, will not have commenced operations, will have recently commenced operations or otherwise will have a limited operating history. As a result, the assumptions and estimates regarding the performance of these projects are and will be made without the benefit of a meaningful operating history. The ability of NEP's projects that have a limited operating history to perform as expected will also be subject to risks inherent in newly constructed energy projects, including, but not limited to, equipment performance below NEP's expectations, unexpected component failures and product defects, and generation and transmission system failures and outages. The failure of some or all of the projects to perform as expected could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's ability to make cash distributions to its unitholders is affected by wind and solar conditions at its renewable energy projects.

The amount of energy that a wind project can produce depends on wind speeds, air density, weather and equipment, among other factors. If wind speeds are too low, NEP's wind projects may not perform as expected or may not be able to generate energy at all and, if wind speeds are too high, the wind projects may have to shut down to avoid damage. As a result, the output from NEP's wind projects can vary greatly as local wind speeds and other conditions vary. Similarly, the amount of energy that a solar project is able to produce depends on several factors, including, but not limited to, the amount of solar energy that reaches its solar panels. Wind turbine or solar panel placement, interference from nearby wind projects or other structures and the effects of vegetation, snow, ice, land use and terrain also affect the amount of energy that NEP's wind and solar projects generate. If wind, solar, meteorological, topographical or other conditions at NEP's wind or solar projects are less conducive to energy production, NEP's projects may not produce the amount of energy NEP expects. The failure of some or all of NEP's projects to perform according to NEP's expectations could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity, natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, tornadoes, floods, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of water, and require NEP to incur additional costs. Furthermore, NEP's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and abnormal levels of precipitation. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEP from operating its business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Severe weather, natural disasters or meteorological conditions could damage or require NEP to shut down its turbines, solar panels, pipelines or other equipment or facilities (including, but not limited to, generation transmission tie lines). Such damage or a shutdown could impede NEP's ability to operate its projects, or decrease its energy production levels, pipeline transportation capability and revenues. To the extent these conditions equate to a force majeure event under NEP's PPAs, the renewable energy contract counterparty may terminate such PPAs if such a force majeure event continues for a period ranging from 12 months to 36 months, as specified in the applicable PPA. These conditions could also damage or reduce the useful life of interconnection and transmission facilities of a project or of third parties relied upon by NEP's projects and increase maintenance costs. For example, certain NEP projects are located in an area of California that has experienced substantial seismic activity, the reoccurrence of which could cause significant physical damage to facilities and the surrounding energy transmission infrastructure. Replacement and spare parts for solar panels, wind turbines and key pieces of equipment may be difficult or costly to acquire or may be unavailable. In certain instances, NEP's renewable energy projects would be unable to sell energy until a replacement part is installed. If NEP experiences a prolonged interruption at one of its renewable energy projects or pipelines, energy production or gas transportation capability would decrease. Production of less energy than expected, or the ability to transport natural gas at less than expected levels due to these or other conditions, could reduce NEP's revenues, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Changes in weather can also affect the production of electricity at NEP's power generating facilities. For example, the level of wind resource affects the revenue produced by wind generating facilities. Because the levels of wind and solar resources are variable and difficult to predict, NEP’s results of operations for individual wind and solar facilities specifically, and NEP's results of operations generally, may vary significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

NEP may fail to realize expected profitability or growth, and may incur unanticipated liabilities, as a result of the Texas pipelines acquisition.

There are a number of risks and uncertainties relating to the Texas pipelines acquisition, including, but not limited to, the failure to realize expected profitability or growth; the incurrence of liabilities or other compliance costs related to environmental or regulatory matters, including potential liabilities that may be imposed without regard to fault or the legality of conduct; and the incurrence of unanticipated liabilities and costs for which insurance or indemnification is unavailable or inadequate. If these risks or other unanticipated liabilities were to materialize, any desired benefits of the Texas pipelines acquisition may not be fully realized, if at all, and the Texas pipelines acquisition could accordingly have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

NEP is pursuing the expansion of natural gas pipelines in its portfolio that will require up-front capital expenditures and expose NEP to project development risks.

NEP is pursuing the expansion of natural gas pipelines in its portfolio. The development of pipeline expansion projects involves numerous regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to committed shippers if an expansion project does not achieve commercial operations before a specified date that the parties may agree to in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any expansion project through the sale of additional common units, which could result in dilution to NEP’s unitholders. Moreover, NEP's revenues may not increase immediately upon the expenditure of funds on a significant expansion project, or at all. If NEP undertakes an expansion of one of the pipelines in the portfolio, the construction may occur over an extended period of time and NEP will not receive material increases in revenues until the project is placed in service. Accordingly, if NEP pursues expansion projects, NEP's efforts may not result in additional long-term contracted revenue streams that increase the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

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

•
catastrophic events, such as fires, earthquakes, severe weather, tornadoes, ice or hail storms,other meteorological conditions, landslides and other similar events beyond NEP's control, which could severely damage or destroy all or a part of a project, reduce its energy output or result in personal injury or loss of life;

•
technical performance below expected levels, including, but not limited to, the failure of wind turbines, solar panels, mirrors and other equipment to produce energy as expected due to incorrect measures of expected performance provided by equipment suppliers;

•	increases in the cost of operating the projects, including, but not limited to, costs relating to labor, equipment, insurance and real estate taxes;

•	operator or contractor error or failure to perform;

•	serial design or manufacturing defects, which may not be covered by warranty;

•	extended events, including, but not limited to, force majeure, under certain PPAs that may give rise to a termination right of the customer under such a PPA (renewable energy counterparty);

•	failure to comply with permits and the inability to renew or replace permits that have expired or terminated;

•	the inability to operate within limitations that may be imposed by current or future governmental permits;

•	replacements for failed equipment, which may need to meet new interconnection standards or require system impact studies and compliance that may be difficult or expensive to achieve;

•	land use, environmental or other regulatory requirements;

•	disputes with the BLM, other owners of land on which NEP's projects are located or adjacent landowners;

•
changes in law, including, but not limited to, changes in governmental permit requirements, corporate income tax laws, regulations and policies and international trade laws, regulations, agreements, treaties and policies of the U.S. or other countries;

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

In addition, replacement and spare parts for solar panels, wind turbines and other key equipment may be difficult or costly to acquire or may be unavailable. Each solar and wind project may require a specific design for certain critical equipment and, if it does not have acceptable spare equipment available, the project would need to order replacements with potentially lengthy order lead times.

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

There are a variety of hazards and operating risks inherent in natural gas gathering and transmission activities, such as leaks, explosions, mechanical problems, activities of third parties, including, but not limited to, the possibility of terrorist acts, and damage to pipelines, facilities and equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, that could cause substantial financial losses. In addition, these risks could result in significant injury, loss of life, significant damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For pipeline assets located near populated areas, including, but not limited to, residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Therefore, should any of these risks materialize, it could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP depends on the Texas pipelines and certain of the renewable energy projects in its portfolio for a substantial portion of its anticipated cash flows. For example, in the most recently completed fiscal year, the Texas pipelines and Genesis provided a significant portion of NEP’s net income plus interest expense, income tax expense and depreciation and amortization expense. Consequently, the impairment or loss of any one or more of those projects or pipelines could materially and, depending on the relative size of the affected projects or pipelines, disproportionately reduce NEP’s cash flows and, as a result, have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Terrorist or similar attacks could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.

Terrorists have attacked energy assets such as substations and related infrastructure in the past and may attack them in the future. Any attacks on NEP’s projects, pipelines or the facilities of third parties on which its projects or pipelines rely could severely damage such projects or pipelines, disrupt business operations, result in loss of service to customers and require significant time and expense to repair. Additionally, energy-related facilities, such as substations and related infrastructure, are protected by limited security measures, in most cases only perimeter fencing. Projects and pipelines in NEP's portfolio, as well as projects or pipelines it may acquire and the transmission and other facilities of third parties on which NEP's projects rely, may also be targets of terrorist acts and affected by responses to terrorist acts, each of which could fully or partially disrupt the ability of NEP's projects or pipelines to operate.

Cyber-attacks, including, but not limited to, those targeting information systems or electronic control systems used to operate NEP's energy projects (including, but not limited to, generation transmission tie lines) and the transmission and other facilities of third parties on which NEP's projects rely, could severely disrupt business operations and result in loss of service to customers and significant expense to repair security breaches or system damage. As cyber incidents continue to evolve, NEP may be required to expend additional resources to continue to modify or enhance NEP's protective measures or to investigate and remediate any vulnerability to cyber incidents.

To the extent terrorist attacks or other similar acts equate to a force majeure event under NEP's PPAs, the renewable energy counterparty may terminate such PPAs if such a force majeure event continues for a period ranging from 12 months to 36 months, as specified in the applicable agreement. As a result, a terrorist act or similar attack could significantly decrease revenues or result in significant reconstruction or remediation costs, any of which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The ability of NEP to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEP's insurance coverage does not insure against all potential risks and it may become subject to higher insurance premiums.

NEP is exposed to numerous risks inherent in the operation of wind and solar projects and natural gas pipelines, including, but not limited to, equipment failure, manufacturing defects, natural disasters, terrorist attacks, sabotage, vandalism and environmental risks. The occurrence of any one of these events may result in NEP being named as a defendant in lawsuits asserting claims for substantial damages, including, but not limited to, environmental cleanup costs, personal injury, property damage, fines and penalties. Further, with respect to any future acquisitions of any projects that are under construction or development, NEP is, or will be, exposed to risks inherent in the construction or development of these projects.

NEP shares insurance coverage with NEE and its affiliates, for which NEP reimburses NEE. NEE currently maintains liability insurance coverage for itself and its affiliates, including NEP, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including, but not limited to, resulting loss of use, to third parties. NEE also maintains coverage for itself and its affiliates, including NEP, for physical damage to assets and resulting business interruption, including, but not limited to, damage caused by terrorist acts. However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. To the extent NEE or any of its affiliates experiences covered losses under the insurance policies, the limit of NEP's coverage for potential losses may be decreased.

NEE may also reduce or eliminate such coverage at any time. NEP may not be able to maintain or obtain insurance of the type and amount NEP desires at reasonable rates and NEP may elect to self-insure some of its wind and solar projects and natural gas pipelines. The insurance coverage NEP does obtain may contain large deductibles or fail to cover certain risks or all potential losses. In addition, insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to NEE. NEE’s insurance policies are subject to annual review by its insurers and may not be renewed on similar or favorable terms, including, but not limited to, coverage, deductibles or premiums, or at all. The ability of NEE to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, NEP may be required to pay costs associated with adverse future events. A loss for which NEP is not fully insured could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Warranties provided by the suppliers of equipment for NEP's projects may be limited by the ability of a supplier to satisfy its warranty obligations, or by the terms of the warranty, so the warranties may be insufficient to compensate NEP for its losses.

NEP expects to benefit from various warranties, including, but not limited to, product quality and performance warranties, provided by suppliers in connection with the purchase of equipment necessary to operate its projects. NEP's suppliers may fail to fulfill their warranty obligations. Even if a supplier fulfills its obligations, the warranty may not be sufficient to compensate NEP for all of its losses. In addition, these warranties generally expire within two to five years after the date each equipment item is delivered or commissioned and are subject to liability limits. If installation is delayed, NEP may lose all or a portion of the benefit of a warranty. If NEP seeks warranty protection and a supplier is unable or unwilling to perform its warranty obligations, whether as a result of its financial condition or otherwise, or if the term of the warranty has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected equipment, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Supplier concentration at certain of NEP's projects may expose it to significant credit or performance risks.

NEP often relies on a single supplier or a small number of suppliers to provide equipment, technology and other services required to operate its projects. If any of these suppliers cannot perform under their agreements with NEP, NEP may need to seek alternative suppliers. Alternative suppliers, products and services may not perform similarly and replacement agreements may not be available on favorable terms or at all. NEP may be required to make significant capital expenditures to remove, replace or redesign equipment that cannot be supported or maintained by replacement suppliers. A number of factors, including, but not limited to, the financial condition of NEP's suppliers, may impact their ability to perform under NEP's supply agreements. The failure of any supplier to fulfill its contractual obligations to NEP could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP relies on interconnection and transmission facilities of third parties to deliver energy from its renewable energy projects and, if these facilities become unavailable, NEP's wind and solar projects may not be able to operate or deliver energy.

NEP depends on interconnection and transmission facilities owned and operated by third parties to deliver energy from its wind and solar projects. In addition, some of the renewable energy projects in NEP's portfolio share essential facilities, including, but not limited to, interconnection and transmission facilities, with projects that are owned by other affiliates of NEE. Many of the interconnection and transmission arrangements for the projects in NEP's portfolio are governed by separate agreements with the owners of the transmission or distribution facilities. Congestion, emergencies, maintenance, outages, overloads, requests by other parties for transmission service, actions or omissions by other projects with which NEP shares facilities and other events beyond NEP's control could partially or completely curtail deliveries of energy by its renewable energy projects and increase project costs. Southern California Edison is expected to upgrade four transmission circuits over a 36 to 48 month time period beginning in the fourth quarter of 2017, which may limit the ability of Genesis to deliver its full output capability into the electric grid during the construction period. In addition, any termination of a project’s interconnection or transmission arrangements or non-compliance by an interconnection provider, the owner of shared facilities or another third party with its obligations under an interconnection or transmission arrangement may delay or prevent NEP's renewable energy projects from delivering energy in a manner that entitles it to receive revenue. If the interconnection or transmission arrangement for a project is terminated, NEP may not be able to replace it on similar terms to the existing arrangement, or at all, or NEP may experience significant delays or costs in connection with such replacement. Moreover, if NEP acquires any renewable energy projects that are under construction or development, a failure or delay in the construction or development of interconnection or transmission facilities could delay the completion of the project. The unavailability of interconnection, transmission or shared facilities could adversely affect the operation of its renewable energy projects and the revenues received, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

If third-party pipelines and other facilities interconnected to the Texas pipelines become partially or fully unavailable to transport natural gas, NEP's revenues and cash available for distribution to unitholders could be adversely affected.

NEP depends upon third-party pipelines and other facilities that provide delivery options to and from the Texas pipelines. Because NEP does not own these third-party pipelines or facilities, their continuing operation are not within its control. If these pipelines and other facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, NEP's ability to operate efficiently and to transport natural gas could be restricted, thereby reducing revenues. Any temporary or permanent interruption at any key pipeline interconnection could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations.

NEP's projects and pipelines are subject to numerous environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to, among other things:

•
the protection of wildlife, including, but not limited to, migratory birds, bats and threatened and endangered species, such as desert tortoises, or protected species, such as eagles, and other protected plants or animals whose presence or movements often cannot be anticipated or controlled;

•	the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals;

•	releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater;

•
federal, state, provincial or local land use, zoning, building and transportation laws and requirements, which may mandate conformance with sound levels, radar and communications interference, hazards to aviation or navigation, or other potential nuisances, such as the flickering effect, caused when rotating wind turbine blades periodically cast shadows through openings, such as the windows of neighboring properties, which is known as shadow flicker;

•	the presence or discovery of archaeological, religious or cultural resources at or near NEP's operations; and

•	the protection of workers’ health and safety.

If NEP's projects or pipelines do not comply with such laws, regulations or requirements, NEP may be required to pay penalties or fines, or curtail or cease operations of the affected projects or pipelines. Violations of environmental and other laws, regulations and permit requirements, including, but not limited to, certain violations of laws protecting wetlands, migratory birds, bald and golden eagles and threatened or endangered species, may also result in criminal sanctions or injunctions.

NEP's projects and pipelines also carry inherent environmental, health and safety risks, including, but not limited to, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. For instance, NEP's projects or pipelines could malfunction or experience other unplanned events that cause spills or emissions that exceed permitted levels, resulting in personal injury, fines or property damage.

Additionally, NEP may be held liable for related investigatory and cleanup costs, which are typically not limited by law or regulation, for any property where there has been a release or potential release of a hazardous substance, regardless of whether NEP knew of or caused the release or potential release. NEP could also be liable for other costs, including, but not limited to, fines, personal injury or property damage or damage to natural resources. In addition, some environmental laws place a lien on a contaminated site in favor of the government as security for damages and costs it may incur for contamination and cleanup. Contained or uncontained hazardous substances on, under or near NEP's projects or pipelines, regardless of whether it owns or leases the sited property, or the inability to remove or otherwise remediate such substances, may restrict or eliminate NEP's ability to operate its projects or pipelines.

Each of NEP's projects and pipelines covers a large area and, as such, archaeological discoveries could occur at its projects or pipelines at any time. Such discoveries could result in the restriction or elimination of NEP's ability to operate any affected project. For example, utility-scale projects and operations may cause impacts to certain landscape views, trails, or traditional cultural activities. Such impacts may trigger claims from citizens that a NEP project and/or its operations are infringing upon their legal rights or other claims, resulting in the restriction or elimination of NEP's ability to operate the affected project.

Environmental, health and safety laws and regulations have generally become more stringent over time, and NEP expects this trend to continue. Significant capital and operating costs may be incurred at any time to keep NEP's projects or pipelines in compliance with environmental, health and safety laws and regulations. If it is not economical to make those expenditures, or if NEP violates any of these laws and regulations, it may be necessary to retire the affected project or pipeline or restrict or modify its operations, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Natural gas operations are subject to numerous environmental laws and regulations, compliance with which may require significant capital expenditures, increase NEP's cost of operations and affect or limit its business plans, or expose NEP to liabilities.

Natural gas transmission and gathering activities are subject to stringent and complex federal, state and local environmental laws and regulations, including, but not limited to, those relating to air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally will require NEP to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including, but not limited to, expenditures for cleanup costs and damages arising out of contaminated properties. In particular, compliance with Clean Air Act rules and compliance plans may cause NEP to incur significant capital expenditures to obtain permits, evaluate offsite impacts of its operations, install pollution control equipment, and otherwise assure compliance.

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

NEP's renewable energy project entities, with the exceptions of Conestogo, Sombra and Moore, are subject to the mandatory reliability standards of the NERC. The NERC reliability standards are a series of requirements that relate to maintaining the reliability of the North American bulk electric system and cover a wide variety of topics, including, but not limited to, physical and cybersecurity of critical assets, information protocols, frequency response and voltage standards, testing, documentation and outage management. If NEP fails to comply with these standards, NEP could be subject to sanctions, including, but not limited to, substantial monetary penalties. Although the U.S. Project Entities are not subject to state utility rate regulation because they sell energy exclusively on a wholesale basis, NEP is subject to other state regulations that may affect NEP's projects’ sale of energy and operations. Changes in state regulatory treatment are unpredictable and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

A change in the jurisdictional characterization of some of the Texas pipeline entities' assets, or a change in law or regulatory policy, could result in increased regulation of these assets, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

State regulation of gathering facilities generally includes various safety, environmental and, in some cases, non-discriminatory take requirements and complaint-based rate regulation. The distinction between the FERC-regulated transmission pipeline services and non-FERC-regulated intrastate and gathering services has been the subject of substantial litigation, and the FERC determines whether facilities are subject to its jurisdiction on a case-by-case basis, so the classification and regulation of NEP's intrastate pipeline and gathering facilities is subject to change based on future determinations by the FERC or the courts. If the FERC were to consider the status of an individual facility and determine that the facility or services provided by it were not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. In addition, the rates, terms and conditions of some of the transportation services provided by certain of NEP's pipelines are subject to FERC regulation under the NGPA, which requires that rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest.

Any such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, if any of the Texas pipelines were found to have provided services or otherwise operated in violation of the NGA or NGPA, that could result in the imposition of civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act) directs the U.S. Secretary of Transportation to undertake a number of reviews, studies and reports, some of which has resulted in natural gas pipeline safety rulemakings.

Since passage of the 2011 Pipeline Safety Act, Pipeline and Hazardous Materials Safety Administration (PHMSA) has published several notices of proposed rulemaking, which propose a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities, including, but not limited to, increased safety requirements and increased penalties. Further, PHMSA rulemaking is expected to continue for the foreseeable future.

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

The adoption of federal or state regulations that apply more comprehensive or stringent safety standards to intrastate transmission or gathering pipelines could require the Texas pipelines to install new or modified safety controls, incur additional capital expenditures, or conduct maintenance programs on an accelerated basis. Such requirements could result in the Texas pipelines’ incurrence of increased operational costs that could be significant; or if the Texas pipelines fail to, or are unable to, comply, the Texas pipelines may be subject to administrative, civil and criminal enforcement actions, including, but not limited to, assessment of monetary penalties or suspension of operations, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Pemex may claim certain immunities under the Foreign Sovereign Immunities Act and Mexican law, and the Texas pipeline entities' ability to sue or recover from Pemex for breach of contract may be limited and may be exacerbated if there is a deterioration in the economic relationship between the U.S. and Mexico.

Pemex is an autonomous state enterprise controlled by the Mexican Government. Accordingly, Pemex may claim sovereign immunity and it may not be possible to obtain a judgment in a U.S. court against Pemex unless the U.S. court determines that Pemex is not entitled to sovereign immunity with respect to that action. In addition, Mexican law does not allow attachment prior to judgment or attachment in aid of execution upon a judgment by Mexican courts upon the assets of Pemex or its subsidiary entities. As a result, the Texas pipeline entities’ or NEP's ability to enforce any judgments against Pemex in the courts of Mexico may be limited. Therefore, even if NEP were able to obtain a U.S. judgment against Pemex for breach of contract or in a similar action, NEP might not be able to obtain a judgment in Mexico that is based on that U.S. judgment. Further, renegotiation of existing trade agreements or changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or Mexico could result in a deterioration in the economic relationship between the U.S. and Mexico. Such a deterioration could increase the difficulty of collecting receivables from Pemex or of filing suit for recovery of amounts owed and recovering amounts due from Pemex. This inability to sue or recover from Pemex could inhibit NEP from enforcing the Texas pipeline entities’ contracts with Pemex, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's partnership agreement restricts the voting rights of unitholders owning 20% or more of its common units, and under certain circumstances this could be reduced to 10%.

The U.S. Project Entities are public utilities as defined in the FPA. Any transfer of direct or indirect control over them requires preapproval by the FERC under FPA Section 203, either under existing blanket authorizations or by application. The FERC generally presumes that a direct or indirect holder of 10% or more of a public utility’s voting securities controls the public utility. In February 2015, the FERC issued a declaratory order determining that NEP's common units are passive, non-voting securities that will not allow any unitholders to exercise control over its public utility subsidiaries. As a result, restrictions in NEP’s partnership agreement that previously provided that an investor and its affiliates that owns 10% or more of its outstanding limited partnership interests will lose their voting rights no longer apply.

However, unitholders’ voting rights continue to be restricted by a provision of NEP's partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than NEP GP, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of NEP GP, cannot vote on any matter. Further, if the FERC’s declaratory order is no longer in full force and effect or conditions in the declaratory order are not satisfied, NEP expects that the previous 10% threshold would be reinstated. A violation of FPA Section 203 by NEP as the seller, or an investor as the purchaser of NEP's voting securities, could subject the party in violation to civil or criminal penalties, including, but not limited to, civil penalties of up to $1 million per day per violation, and other possible sanctions imposed by the FERC.

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

NEP is subject to risks associated with litigation or administrative proceedings that could materially impact its operations, including, but not limited to, proceedings related to projects it acquires in the future.

NEP is subject to risks and costs, including, but not limited to, potential negative publicity, associated with lawsuits or claims contesting the operation or, if it acquires a project that has not reached the COD at the time of the acquisition, construction or expansion of its projects. The result and costs of defending any such lawsuit, regardless of the merits and eventual outcome, may be material.

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

The FIT contracts relating to NEP's wind projects located in Canada required, and the FIT contracts relating to projects located in Ontario that NEP may acquire in the future would require, suppliers to source a minimum percentage of their equipment and services from Ontario resident suppliers to meet the minimum required domestic content level (MRDCL). The MRDCL for certain of the projects is 25% and the MRDCL for the other projects is 50%. Following their respective CODs, the projects were required to submit reports to the IESO summarizing how they achieved the MRDCL for their respective projects (domestic content reports) and, if the IESO determined that such domestic content reports were complete and issued letters to such projects acknowledging the same. Following the issuance by the IESO of such acknowledgment letters, the IESO has the right to audit these projects for a period of up to 7 years post-COD to confirm that they complied with the domestic content requirements under their respective FIT contracts and achieved their respective MRDCLs. The failure by any project to achieve its MRDCL could result in a default by such project under its FIT contract, which default may not be possible to cure and could result in a termination of its FIT contract, without compensation, by the IESO. A termination of the FIT contract for NEP's wind projects located in Canada could negatively affect revenues generated by such project and have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's cross-border operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and non-U.S. jurisdictions.

Doing business in the U.S. and Canada, and conducting business with an entity controlled by the Mexican government, requires NEP to comply with anti-corruption laws and regulations of the U.S., Canadian and Mexican governments. NEP's failure to comply with these laws and regulations may expose NEP to liabilities. These laws and regulations may apply to NEP, NEE and its affiliates and its individual directors, officers, employees and agents and may restrict NEP's operations, trade practices, investment decisions and partnering activities.

In particular, NEP's Canadian operations and business relationship with Pemex are subject to U.S. laws and regulations, such as the FCPA, and NEP's Canadian operations are also subject to Canadian anti-corruption laws. The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise securing an improper advantage. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of its business, NEP deals with foreign officials for purposes of the FCPA. As a result, business dealings between NEP's employees and any such foreign official could expose NEP to the risk of violating anti-corruption laws even if such business practices may be customary or are not otherwise prohibited between NEP and a private third party. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as remedial measures. In recent years, the U.S. government has brought FCPA enforcement actions that have led to significant monetary penalties against several companies operating in the oil and gas industry.

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

NEP is subject to risks associated with its ownership or acquisition of projects or pipelines that remain under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

As part of its acquisition strategy, NEP has chosen and in the future may choose to acquire projects or pipelines that have not yet commenced operations or are under construction. There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project or pipeline from commencing commercial operations. Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including, but not limited to:

•	delays in obtaining, or the inability to obtain, necessary permits and licenses;

•	delays and increased costs related to the interconnection of new projects to the transmission system;

•	the inability to acquire or maintain land use and access rights;

•	the failure to receive contracted third-party services;

•	interruptions to dispatch at the projects;

•	supply interruptions, including as a result of changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries in which NEP's suppliers are located;

•	work stoppages;

•	labor disputes;

•	weather interferences;

•
unforeseen engineering, environmental and geological problems, including, but not limited to, discoveries of contamination, protected plant or animal species or habitat, archaeological or cultural resources or other environment-related factors;

•	unanticipated cost overruns in excess of budgeted contingencies; and

•	failure of contracting parties to perform under contracts.

In addition, where NEP has an agreement with a third party to complete construction of any project, NEP is subject to the viability and performance of the third party. NEP's inability to find a replacement contracting party, where the original contracting party has failed to perform, could result in the abandonment of the construction of such project, while NEP could remain obligated under other agreements associated with the project, including, but not limited to, offtake power sales agreements.

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

Contract Risks

NEP relies on a limited number of customers and is exposed to the risk that they are unwilling or unable to fulfill their contractual obligations to NEP or that they otherwise terminate their agreements with NEP.

In most instances, NEP sells the energy generated by each of its renewable energy projects to a single renewable energy contract counterparty under a long-term PPA or into the IESO-managed system subject to a FIT contract with a single renewable energy contract counterparty. Further, NEP transports natural gas under long-term natural gas transportation agreements with a limited number of counterparties. A subsidiary of Pemex is expected to continue to account for a significant portion of the firm contracted revenues of NEP, based on NEP's portfolio as of December 31, 2016.

NEP expects that its existing and future contracts will be the principal source of cash flows available to make distributions to its unitholders. Thus, the actions of even one customer may cause variability of NEP’s revenue, financial results and cash flows that are difficult to predict. Similarly, significant portions of NEP’s credit risk may be concentrated among a limited number of customers and the failure of even one of these key customers to pay its obligations to NEP could significantly impact NEP's business and financial results. Any or all of NEP's customers may fail to fulfill their obligations under their contracts with NEP, whether as a result of the occurrence of any of the following factors or otherwise:

•
Specified events beyond NEP's control or the control of a customer may temporarily or permanently excuse the customer from its obligation to accept and pay for delivery of energy generated by a project. These events could include a system emergency, transmission failure or curtailment, adverse weather conditions or labor disputes.

•
Since a governmental entity makes payments with respect to the energy produced by some of NEP's projects under FIT contracts, RESOP contracts and natural gas transportation agreements, including, but not limited to, Pemex, NEP is subject to the risk that the governmental entity may attempt to unilaterally change or terminate its contract with NEP, whether as a result of legislative, regulatory, political or other activities, including changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries.

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

NEP's ability to extend, renew or replace its existing PPAs depends on a number of factors beyond its control, including, but not limited to:

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

•
macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and

•	the effects of regulation on the contracting practices of NEP's renewable energy contract counterparties.

If NEP is not able to extend, renew or replace on acceptable terms existing PPAs before contract expiration, or if such agreements are otherwise terminated prior to their expiration, NEP may be required to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than under the applicable contract. If there is no satisfactory market for a project’s uncontracted energy, NEP may decommission the project before the end of its useful life. Any failure to extend, renew or replace a significant portion of NEP's existing PPAs, or extending, renewing or replacing them at lower prices or with other unfavorable terms, or the decommissioning of a project could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may be unable to secure renewals of long-term natural gas transportation agreements, which could expose its revenues to increased volatility.

NEP may be unable to secure renewals of long-term transportation agreements for the Texas pipelines’ natural gas transmission business as a result of economic factors, lack of commercial natural gas supply available to the Texas pipelines’ systems, changing natural gas supply flow patterns in North America, increased competition, changes in international trade laws, regulations, agreements, treaties or policies or changes in regulation. Further, certain subsidiaries of NEP are parties to contracts for which the counterparty’s ability to pay or renew on similar terms is subject to foreign government approval, including the contracts with respect to the NET Mexico pipeline. If the portion of the Texas pipelines’ capacity covered by long-term firm transportation agreements declined, NEP's revenues and contract volumes would be exposed to increased volatility. The inability to renew these agreements could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

If the energy production by or availability of NEP's U.S. renewable energy projects is less than expected, they may not be able to satisfy minimum production or availability obligations under the U.S. Project Entities’ PPAs.

NEP's energy production or its renewable energy projects’ availability could be less than expected due to various factors, including, but not limited to, wind or solar conditions, natural disasters, equipment underperformance, operational issues, changes in law or regulations or actions taken by third parties. The U.S. Project Entities’ existing PPAs contain provisions that require NEP to produce a minimum amount of energy or be available a minimum percentage of time over periods of time specified in the PPAs. A failure to produce sufficient energy or to be sufficiently available to meet NEP's commitments under its PPAs could result in the payment of damages or the termination of PPAs and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to NEP's Acquisition Strategy and Future Growth

NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

NEP intends to pursue opportunities to acquire contracted clean energy projects that are either operational or, in limited circumstances, under construction, from NEER and others consistent with its business strategy. Various factors could affect the availability of such projects to grow NEP's business, including, but not limited to, the following factors and those described in more detail in the additional risk factors below:

•
competing bids for a project, including, but not limited to, the NEER ROFO projects, from companies that may have substantially greater purchasing power, capital or other resources or a greater willingness to accept lower returns or more risk than NEP does;

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

NEP OpCo's partnership agreement requires that it distribute its available cash (as defined therein), and NEP expects that NEP OpCo will distribute its available cash to its unitholders, including NEP. NEP expects that NEP and NEP OpCo will rely primarily upon external financing sources, including, but not limited to, commercial borrowings by NEP OpCo’s subsidiaries and the issuance of debt and equity securities by NEP, NEP OpCo and their subsidiaries, to fund acquisitions and expansion capital expenditures. The incurrence of additional commercial borrowings or other debt to finance NEP's growth strategy would result in increased interest expense, which in turn could have a material adverse effect on NEP’s ability to grow its business and make cash distributions to its unitholders. If NEP issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that NEP will be unable to maintain or increase its per common unit distribution level. There are no limitations in NEP's or NEP OpCo’s partnership agreements or in NEP OpCo’s subsidiaries' revolving credit facility or other loan agreements, on NEP’s or NEP OpCo’s ability to issue additional units, including, but not limited to, units ranking senior to NEP's or NEP OpCo’s common units.

In addition, because NEP OpCo's partnership agreement requires that it distribute its available cash, and NEP's partnership agreement requires NEP to distribute its available cash, NEP's growth may not be as rapid as that of businesses which reinvest their available cash to expand ongoing operations. As a result, to the extent NEP or NEP OpCo is unable to finance growth externally or external financing significantly increases interest expense, NEP’s and NEP OpCo’s cash distribution requirements will significantly impair NEP’s ability to grow, whether by acquisitions or expansion capital projects and to increase their distributions to their unitholders.

NEP's ability to consummate future acquisitions will depend on NEP's ability to finance those acquisitions.

Since NEP expects, from time to time, to finance acquisitions of clean energy projects partially or wholly through the issuance of additional common units, NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP’s ability to access the equity capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP’s common units in particular. An inability to obtain equity financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and to effectuate its growth strategy. In addition, the issuance of additional common units in connection with acquisitions could cause significant unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive.

Furthermore, there may not be sufficient availability under NEP OpCo’s subsidiaries’ revolving credit facility or other financing arrangements on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate acquisitions and effectuate its growth strategy. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Lower prices for other fuel sources may reduce the demand for wind and solar energy.

Demand for wind and solar energy is affected by the price and availability of other fuels, including, but not limited to, nuclear, coal, natural gas and oil, as well as other sources of renewable energy. To the extent renewable energy, particularly wind and solar energy, becomes less cost-competitive due to reduced or eliminated government renewable energy targets and other incentives that favor renewable energy, cheaper alternatives or otherwise, demand for wind and solar energy and other forms of renewable energy could decrease. Slow growth or a long-term reduction in wind and solar energy demand could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Reductions in demand for natural gas in the United States or Mexico and low market prices of natural gas could materially adversely affect the Texas pipelines’ operations and cash flows.
The price of natural gas fluctuates in response to changes in supply and demand, market uncertainty and additional factors that are beyond NEP's control. These factors include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic and Mexican natural gas production and consumer demand; fluctuations in demand from electric power generators and industrial customers; the availability of imported liquid natural gas (LNG); the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional pricing differences; the price and availability of alternative fuels; the effect of energy efficiency and conservation measures; the nature and extent of governmental regulation and taxation; worldwide political events, including, but not limited to, actions taken by foreign natural gas producing nations and changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries; and the anticipated future prices of natural gas, LNG and other commodities. These events are beyond NEP's control and could impair its ability to execute its long-term strategy. Lower overall economic output could reduce the volume of natural gas transported or gathered, resulting in lower revenues and cash flows. Transmission revenues could be affected by long-term economic declines which could result in the non-renewal of long-term contracts. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Government laws, regulations and policies providing incentives and subsidies for clean energy could be changed, reduced or eliminated at any time and such changes may negatively impact NEP's growth strategy.

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current government laws, regulations and policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, CITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, as well as similar Canadian incentives, accelerated cost recovery deductions and other commercially oriented incentives. These laws, regulations and policies have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives could decrease the attractiveness of clean energy projects to developers, including, but not limited to, NEE, which could reduce NEP's acquisition opportunities. Such an elimination, loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

If these laws, regulations and policies are not continued or renewed, the market for future renewable energy PPAs may be smaller and the prices for future clean energy PPAs may be lower. For example, owners of utility-scale wind facilities are eligible to claim the PTC (or ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. In December 2015, the PTC (and ITC in lieu of the PTC) for wind facilities was extended for five years, subject to a phase-down schedule. In order to qualify for the PTC (or ITC in lieu of PTC), construction of a wind facility must begin before a specified date. The IRS previously issued guidance setting forth two alternatives pursuant to which a taxpayer may begin construction on a wind facility and providing that the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. In 2016, the IRS issued additional guidance relating to the December 2015 extension and phase-down of the PTC and ITC for wind facilities. In general, the guidance modifies and extends the safe harbor for the continuous efforts and continuous construction requirements to four years compared to two years under the previous guidance. The safe harbor will generally be satisfied if the facility is placed in service no more than four calendar years after the calendar year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. To the extent the IRS issues additional guidance that limits the availability of the PTC or the ITC in certain situations, the projects could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing on acceptable terms.

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

Project development is a capital intensive business that relies heavily on the availability of debt and equity financing sources to fund projected construction and other capital expenditures. As a result, in order to successfully develop a project, development companies, including, but not limited to, other affiliates of NEE, must obtain sufficient financing to complete the development phase of their projects. Any significant disruption in the credit and capital markets or a significant increase in interest rates could make it difficult for development companies to raise funds when needed to secure capital financing, which would limit a project’s ability to complete the construction of a project that NEP may seek to acquire.

Project developers, including, but not limited to, other affiliates of NEE, develop, construct, manage, own and operate clean energy generation facilities and energy transmission facilities. A key component of their businesses is their ability to construct and operate generation and transmission facilities to meet customer needs. As part of these activities, project developers must periodically apply for licenses and permits from various regulatory authorities and abide by their respective conditions and requirements. If project developers, including, but not limited to, other affiliates of NEE, are unsuccessful in obtaining necessary licenses or permits on acceptable terms or encounter delays in obtaining or renewing such licenses or permits, or if regulatory authorities initiate any associated investigations or enforcement actions or impose penalties or reject projects, the potential number of projects that may be available for NEP to acquire may be reduced or potential transaction opportunities may be delayed.

If the challenges of developing projects increase for project developers, including, but not limited to, other affiliates of NEE, NEP's pool of available opportunities may be limited, which could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Acquisitions of existing clean energy projects involve numerous risks.

NEP's strategy includes growing its business through the acquisition of existing clean energy projects. The acquisition of existing clean energy projects involves numerous risks, including, but not limited to, exposure to existing liabilities and unanticipated post-acquisition costs associated with the pre-acquisition activities by the project, difficulty in integrating the acquired projects into NEP's business and, if the projects are in new markets, the risks of entering markets where NEP has limited experience. Additionally, NEP risks overpaying for such projects (or not making acquisitions on an accretive basis) and failing to retain the customers of such projects. While NEP performs due diligence on prospective acquisitions, NEP may not discover all potential risks, operational issues or other issues in such projects. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources and, ultimately, NEP's acquisitions may divert NEP's management’s attention from its existing business concerns, disrupt its ongoing business or not be successfully integrated. Future acquisitions might not perform as expected or the returns from such acquisitions might not support the financing utilized to acquire them or maintain them. A failure to achieve the financial returns NEP expects when NEP acquires clean energy projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Renewable energy procurement is subject to U.S. state and Canadian provincial regulations, with relatively irregular, infrequent and often competitive procurement windows.

Each U.S. state and Canadian province has its own renewable energy regulations and policies. Renewable energy developers must anticipate the future policy direction in each state and province and secure viable projects before they can bid to procure a PPA or other contract through often highly competitive auctions. In particular, energy policy in the key market of Ontario is subject to a political process with respect to its renewable energy programs that may change dramatically as a result of changes in the political climate. A failure to anticipate accurately the future policy direction in a jurisdiction or to secure viable projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

NEP may continue to acquire other sources of clean energy, including, but not limited to, natural gas and nuclear projects, and may expand to include other types of assets including, but not limited to, transmission projects, and any further acquisition of non-renewable energy projects, including, but not limited to, transmission projects, may present unforeseen challenges and result in a competitive disadvantage relative to NEP's more-established competitors.

NEP may continue to acquire other sources of clean energy, including, but not limited to, contracted natural gas and nuclear projects, and other types of assets, including, but not limited to, transmission projects. NEP may be unable to identify attractive non-renewable energy or transmission acquisition opportunities or acquire such projects at prices and on terms that are attractive. In addition, the consummation of such acquisitions could expose NEP to increased operating costs, unforeseen liabilities and additional risks including, but not limited to, regulatory and environmental issues associated with entering new sectors of the energy industry. This could require a disproportionate amount of NEP's management’s attention and resources, which could have an adverse impact on NEP's business and place NEP at a competitive disadvantage relative to more established non-renewable energy market participants. A failure to successfully integrate such acquisitions as a result of unforeseen operational difficulties or otherwise, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP faces substantial competition primarily from regulated utilities, developers, IPPs, pension funds and private equity funds for opportunities in North America.

NEP believes its primary competitors for opportunities in North America are regulated utilities, developers, IPPs, pension funds and private equity funds. NEP competes with these companies to acquire projects and pipelines with projected stable cash flows. NEP also competes for personnel with requisite industry knowledge and experience. Furthermore, the industry has experienced and may experience volatile demand for wind turbines, solar panels, pipeline equipment and related components. If demand for this equipment increases, suppliers may give priority to other market participants, including, but not limited to, NEP's competitors, who may have greater resources than NEP. An inability to effectively compete with developers, IPPs, pension funds and private equity funds for opportunities in North America could have a material adverse effect on NEP's ability to grow its business and to make cash distributions to its unitholders.

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

NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP expects to finance acquisitions of clean energy projects partially or wholly through the issuance of additional common units. NEP's ability to access the equity capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP's common units in particular. An inability to obtain equity financing on commercially reasonable terms could limit NEP's ability to consummate future acquisitions and to effectuate its growth strategy in the manner currently contemplated. In addition, the issuance of additional common units in connection with acquisitions could cause significant unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive. Furthermore there may not be sufficient availability under NEP OpCo's subsidiaries' revolving credit facility or other financing arrangements on commercially reasonable terms when acquisition opportunities arise. If debt financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. An inability to access sources of capital on commercially reasonable terms could significantly limit NEP's ability to consummate future acquisitions and to effectuate its growth strategy. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

The credit facility and the term loan agreements also contain covenants requiring NEP OpCo and its subsidiaries to maintain certain financial ratios, including, but not limited to, as a condition to making cash distributions to NEP and its other unitholders. NEP OpCo’s and its subsidiaries' ability to meet those financial ratios can be affected by events beyond NEP's control, and NEP OpCo may be unable to meet those ratios and tests and, therefore, may be unable to make cash distributions to its unitholders, including, but not limited to, NEP. As a result, NEP may be unable to make distributions to its unitholders. In addition, the credit facility contains events of default provisions, including, but not limited to, provisions relating to certain changes in ownership of NEP OpCo or its direct subsidiaries and other customary provisions.

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

The agreements governing NEP's subsidiaries’ project-level debt contain financial tests and covenants that NEP's subsidiaries must satisfy prior to making distributions and restrict the subsidiaries from making more than one distribution per quarter or per six-month period. If any of NEP's subsidiaries is unable to satisfy these restrictions or is otherwise in default under such agreements, it would be prohibited from making distributions that could, in turn, affect the amount of cash distributed by NEP OpCo, and ultimately limit NEP's ability to pay cash distributions to its unitholders. Additionally, such agreements require NEP's projects to establish a number of reserves out of their revenues, including, but not limited to, reserves to service NEP OpCo's debt and reserves for O&M expenses. These cash reserves will affect the amount of cash distributed by NEP OpCo, which ultimately will affect the amount of cash distributions NEP is able to make to its unitholders. Also, upon the occurrence of certain events, including, but not limited to, NEP's subsidiaries’ inability to satisfy distribution conditions for an extended period of time, NEP's subsidiaries’ revenues may be swept into one or more accounts for the benefit of the lenders under the subsidiaries’ debt agreements and the subsidiaries may be required to prepay indebtedness. Restrictions preventing NEP's subsidiaries’ cash distributions could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's subsidiaries’ substantial amount of indebtedness may adversely affect NEP's ability to operate its business, and its failure to comply with the terms of its subsidiaries' indebtedness could have a material adverse effect on NEP's financial condition.

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

•
NEP's subsidiaries’ substantial debt service obligations make NEP vulnerable to adverse changes in general economic, credit markets, capital markets, industry, competitive conditions and government regulation that could place NEP at a disadvantage compared to competitors with less debt; and

•
NEP's subsidiaries’ substantial indebtedness could limit NEP's ability to obtain financing for working capital, including, but not limited to, collateral postings, capital expenditures, debt service requirements, acquisitions and general partnership or other purposes.

If NEP's subsidiaries, including, but not limited to, NEP OpCo, do not comply with their obligations under their debt instruments, they may be required to refinance all or a part of their indebtedness, which they may not be able to do on similar terms or at all. Increases in interest rates and changes in debt covenants may reduce the amounts that NEP and its subsidiaries can borrow, reduce NEP's cash flows and increase the equity investment NEP may be required to make in any projects NEP may acquire. In addition, the project-level financing for projects that NEP may acquire that are under construction may prohibit distributions until such project commences operations. If NEP's subsidiaries are not able to generate sufficient operating cash flow to repay their outstanding indebtedness or otherwise are unable to comply with the terms of their indebtedness, NEP could be required to reduce overhead costs, reduce the scope of its projects, sell some or all of its projects or delay construction of projects NEP may acquire, all of which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

Weakening of the Mexican peso against the U.S. dollar may limit the ability of Pemex to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payment of its contractual commitments to NEP relating to the NET Mexico pipeline. Although the Mexican government currently does not restrict the right or ability of Mexican or foreign persons or entities to convert Mexican pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as it has previously done, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payment of Pemex's contractual commitments.

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

NEE indirectly owns and controls NEP GP and appoints all of NEP GP’s officers and directors. In addition, NEE, through NEE Equity, holds common units of NEP OpCo. As a result, NEE has a substantial influence on NEP's affairs and business operations, and has majority voting power on certain matters requiring the approval of NEP's unitholders that do not exclude votes of NEE and its affiliates. Furthermore, NEE has purchased, and may from time to time in the future purchase, NEP common units in the open market under its previously disclosed repurchase program. This concentration of ownership and voting power may delay or prevent a change in control of NEP, which could prevent unitholders from receiving a premium for their common units. In addition, certain of NEP's project subsidiaries are party to agreements or subject to various regulatory or tax regimes that require NEE or its affiliates to maintain certain levels of direct or indirect ownership, economic interests or voting power, which could limit NEE’s ability to decrease its ownership, economic interest or voting power in the future.

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

NEP depends on guarantees and letters of credit that have been provided by NEECH, NEER and other NEE affiliates to counterparties on behalf of NEP's subsidiaries to satisfy NEP's subsidiaries’ contractual obligations to provide credit support, including, but not limited to, under PPAs. These NEE affiliates also have provided credit support to lenders to fund reserve accounts, to facilitate NEE’s cash management practices and to cover the risk that CITC proceeds received by any U.S. project entity are later recaptured by the U.S. Department of the Treasury. NEP expects NEECH, NEER and other NEE affiliates, upon NEP's request and at NEER’s option, to provide credit support on behalf of any projects NEP may acquire in the future on similar terms but they are under no obligation to do so. Any failure of NEP's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under NEP's subsidiaries’ PPAs and financing agreements. Such events of default could entitle customers to terminate their contracts with NEP's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of NEP's subsidiaries. In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then NEP OpCo may be required to reimburse them for the amounts drawn, which could reduce NEP OpCo’s cash distributions. These events could decrease NEP's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets. Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for NEP’s existing projects, which may require NEP to obtain the required credit support from third parties on less favorable terms and may prevent NEP from consummating the acquisition of additional projects. All of the foregoing events, including, but not limited to, a failure of NEP OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEER or one of its affiliates is permitted to borrow funds received by NEP's subsidiaries, including, but not limited to, NEP OpCo, as partial consideration for its obligation to provide credit support to NEP, and NEER will use these funds for its own account without paying additional consideration to NEP and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo. NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return all or a portion of these funds.

Under the CSCS agreement, NEER or one of its affiliates is permitted to withdraw funds received by NEP's subsidiaries, including, but not limited to, NEP OpCo, and hold them in an account of NEER or one of its affiliates to the extent the funds are not required to pay NEP's or its subsidiaries’ costs or otherwise not required to be retained by its subsidiaries, until the financing agreements of its subsidiaries permit distributions to be made to NEP OpCo or, in the case of NEP OpCo, until a minimum quarterly distribution is scheduled to be paid. To the extent that NEER and its affiliates decide to retain such excess funds in their own operations instead of returning them to NEP, it would reduce the amount of cash available to NEP to be used for acquisitions, capital expenditures and distributions to unitholders. For example, NEER’s obligation to return funds prior to a scheduled distribution date is limited to the amount required to fund NEP OpCo’s anticipated quarterly distribution, unless the return of such funds is demanded by NEP OpCo. NEP's ability to grow its distributions in the future is dependent on the growth of NEP OpCo’s distributions to NEP, which could be limited if NEER decides to retain excess funds for its own operations instead of returning them to NEP OpCo. In addition, because NEP is managed and controlled by NEER, NEP may also choose not to request such funds even if they could be used for acquisitions or growth projects. Further, NEER will not pay NEP any interest or additional consideration for the use of these funds. If NEER or one of its affiliates realizes any earnings on NEP OpCo’s or its subsidiaries’ funds prior to the return of such funds, it is permitted to retain those earnings for its own account. The failure of NEER to return funds to NEP's subsidiaries for any reason could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to consummate future acquisitions from NEER or from third parties.

NEP's ability to grow through acquisitions and increase distributions to unitholders is dependent in part on its ability to make acquisitions that result in an increase in cash distributions per common unit. NEP's growth strategy is based in part on its right of first offer with respect to any NEER ROFO projects that NEER may elect to sell. Such acquisitions may not be available to NEP on acceptable terms or at all. In addition, there are limited restrictions on NEER’s ability to sell the NEER ROFO projects to a third party. Other than the right of first offer with respect to any NEER ROFO projects that NEER elects to sell until July 1, 2020, NEER has no obligation to make any projects available to NEP for potential purchase. The consummation and timing of any future acquisitions, whether from NEER or any third parties, will depend upon, among other things, whether:

•	NEP is able to identify attractive acquisition candidates;

•	NEP is able to negotiate acceptable purchase agreements;

•	NEP is able to obtain financing for these acquisitions on economically acceptable terms; and

•	NEP is outbid by competitors.

Additionally, several factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including, but not limited to, an assessment by NEER relating to its liquidity position, the risk profile of an opportunity, its fit with NEP's operations, limits on NEE personnel’s ability to devote their time to NEP and other factors. The overall question of an acquisition’s suitability is highly subjective and specific to NEP. Furthermore, if NEER reduces its ownership interest in NEP, it may be less willing to sell the NEER ROFO projects or other NEER projects to NEP. An inability by NEER to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to successfully consummate any future acquisitions, whether from NEER or any third parties. Any acquisitions that may be available to NEP may require that it be able to access the debt and equity markets. However, NEP may be unable to access such markets on attractive terms or at all. If NEP is unable to make future acquisitions, its future growth and ability to increase distributions to its unitholders will be limited. Furthermore, even if NEP does consummate acquisitions that NEP believes will be accretive, they may in fact result in a decrease in cash distributions per common unit as a result of incorrect assumptions in NEP's evaluation of such acquisitions or unforeseen consequences or other external events beyond its control. Acquisitions involve numerous risks, including, but not limited to, difficulties in integrating acquired businesses, inefficiencies and unexpected costs and liabilities. These events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP GP and its affiliates, including, but not limited to, NEE, have conflicts of interest with NEP and limited duties to NEP and its unitholders, and they may favor their own interests to the detriment of NEP and holders of NEP common units.

NEE indirectly owns and controls NEP GP and appoints all of NEP GP's officers and directors. All of NEP GP's executive officers and a majority of NEP GP's current directors also are officers of NEE. Conflicts of interest exist and may arise as a result of the relationships between NEP GP and its affiliates, including, but not limited to, NEE, on the one hand, and NEP and NEP's limited partners, on the other hand. Although NEP GP has a duty to manage NEP in a manner beneficial to NEP, NEP GP's directors and officers have fiduciary duties to manage NEP GP in a manner beneficial to its owner, NEE. In addition, NEE Management or certain of its affiliates provide or arrange for certain services to be provided to NEP, including, but not limited to, with respect to carrying out NEP's day-to-day management and providing individuals to act as NEP GP's executive officers. These same executive officers may help NEP GP's board of directors evaluate potential acquisition opportunities presented by NEER.

In resolving such conflicts of interest, NEP GP may favor its own interests and the interests of its affiliates, including, but not limited to, NEE, over the interests of NEP's unitholders. These conflicts include the following situations, among others:

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

•	NEP GP may take into account the interests of parties other than NEP, such as NEE, in resolving conflicts of interest.

•
NEP does not have any officers or employees and relies solely on officers and employees of NEP GP and its affiliates, including, but not limited to, NEE. The officers of NEP GP also devote significant time to the business of NEE and its affiliates and are only compensated by NEE.

•	NEP GP may cause NEP to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a payment of the IDR fee.

•
NEP's partnership agreement replaces the fiduciary duties that would otherwise be owed by NEP GP with contractual standards governing its duties, and limits NEP GP's liabilities and the remedies available to NEP's unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under applicable Delaware law.

•	Except in limited circumstances, NEP GP has the power and authority to conduct NEP's business without unitholder approval.

•	Actions taken by NEP GP may affect the amount of cash available to pay distributions to NEP's unitholders.

•	NEP GP determines which costs incurred by it are reimbursable by NEP.

•	NEP reimburses NEP GP and its affiliates for expenses.

•	NEP GP has limited liability regarding NEP's contractual and other obligations.

•
NEP GP controls the enforcement of the obligations that it and its affiliates owe to NEP, including, but not limited to, NEER’s obligations under the ROFO agreement and its other commercial agreements with NEER.

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

If at any time NEP GP and its affiliates control more than 80% of the voting power of NEP’s outstanding common units and special voting units, NEP GP will have the right, but not the obligation, to purchase all of NEP’s outstanding common units, other than those owned by NEP GP and its affiliates, at a price of the greater of the then-current market price of such common units and the highest price paid by NEP GP or its affiliates for such units during the preceding 90-day period. For purposes of the limited call right, the common units and special voting units will be considered a single class. At December 31, 2016, NEP GP and its affiliates controlled approximately 66.1% of the voting power of NEP’s outstanding common units.

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

NEP's partnership agreement provides that its general partner is restricted from engaging in any business activities other than acting as NEP GP and those activities incidental to its ownership of interests in NEP. Affiliates of NEP GP, including, but not limited to, NEE and its other subsidiaries, are not prohibited, including, but not limited to, under the MSA, from owning projects or engaging in businesses that compete directly or indirectly with NEP. NEE currently holds interests in, and may make investments in and purchases of, entities that acquire, own and operate clean energy projects. NEER is under no obligation to make any acquisition opportunities available to NEP, other than under the ROFO agreement.

Under the terms of NEP's partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to NEP GP or any of its affiliates, including, but not limited to, its executive officers and directors and NEE. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for NEP will not have any duty to communicate or offer such opportunity to NEP. Any such person or entity will not be liable to NEP or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to NEP. This may create actual and potential conflicts of interest between NEP and affiliates of NEP GP and result in less than favorable treatment of NEP and holders of its common units.

NEP may be unable to terminate the MSA.

The MSA provides that NEP and certain affiliates may only terminate the agreement upon 90 days' prior written notice to NEE Management upon the occurrence of any of the following:

•
NEE Management defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to NEP or its affiliates and the default continues unremedied for a period of 90 days after written notice thereof is given to NEE Management;

•	NEE Management engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to NEP for its affiliates;

•	NEE Management is reckless in the performance of its duties under the agreement and such recklessness results in material harm to NEP or its affiliates; or

•	upon the happening of certain events relating to the bankruptcy or insolvency of NEP or certain of its affiliates.

NEP is not able to terminate the agreement for any other reason, including, but not limited to, if NEE Management experiences a change of control. The agreement continues for 20 years and thereafter renews for successive five-year periods unless NEP OpCo or NEE Management provides written notice to the other that it does not wish for the agreement to be renewed. If NEE Management’s performance does not meet the expectations of investors and NEP is unable to terminate the MSA, the market price of NEP's common units could suffer. In addition, even if the MSA is terminated, it may not terminate in respect of provisions relating to the payment of the IDR fee payable to NEE Management under that agreement, which could result in NEE or its affiliates receiving payments that could otherwise be distributed to NEP's unitholders even though NEE Management would be no longer obligated to provide services to NEP under the MSA.

If NEE Management terminates the MSA, NEER terminates the management sub-contract or either of them defaults in the performance of its obligations thereunder, NEP may be unable to contract with a substitute service provider on similar terms, or at all.

NEP relies on NEE Management and NEER to provide NEP with management services under the MSA and the management sub-contract, respectively and does not have independent executive or senior management personnel. Each of the MSA and the management sub-contract, respectively, provides that NEE Management and NEER, respectively, may terminate the applicable agreement upon 180 days prior written notice of termination to NEP if NEP defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to NEE Management or its affiliates other than NEP or its subsidiaries, and the default continues unremedied for a period of 90 days after written notice thereof is given to NEP or upon the happening of certain specified events. If NEE Management terminates the MSA, if NEER terminates the management sub-contract or if either of them defaults in the performance of its obligations under the respective agreement, NEP may be unable to contract with a substitute service provider on similar terms or at all, and the costs of substituting service providers may be substantial. In addition, NEE Management and NEER are familiar with NEP's projects and, as a result, NEE Management and NEER have certain synergies with NEP. Substitute service providers would lack such synergies and may not be able to provide the same level of service to NEP. If NEP cannot locate a service provider that is able to provide NEP with substantially similar services as NEE Management and NEER provide under the MSA and the management sub-contract, respectively, on similar terms, it would likely have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's arrangements with NEE limit NEE’s liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

Under the MSA, NEE Management and its affiliates do not assume any responsibility other than to provide or arrange for the provision of the services described in the MSA in good faith. Additionally, under the MSA, the liability of NEE Management and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or recklessness or, in the case of a criminal matter, to action that was known to have been unlawful. NEP has agreed, and will cause certain affiliates to, indemnify NEE Management and its affiliates and any of their directors, officers, agents, members, partners, stockholders and employees and other representatives of NEE Management and its affiliates to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with NEP's, NEP OpCo GP's, NEP OpCo and certain affiliates' operations, investments and activities or in respect of or arising from the MSA or the services provided thereunder by NEE Management and its affiliates, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. Additionally, the maximum amount of the aggregate liability of NEE Management or any of its affiliates in providing services under the MSA or otherwise (including, but not limited to, NEER under the management sub-contract), or of any director, officer, employee, contractor, agent, advisor or other representative of NEE Management or any of its affiliates, will be equal to the base management fee previously paid by NEP in the most recent calendar year under the MSA but in no event less than $4 million. These protections may result in NEE Management and its affiliates tolerating greater risks when making decisions than otherwise would be the case, including, but not limited to, when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which NEE Management and its affiliates are a party may also give rise to legal claims for indemnification, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The credit and business risk profiles of NEP GP and its owner, NEE, could adversely affect any NEP credit ratings and risk profile, which could increase NEP's borrowing costs or hinder NEP's ability to raise capital.

The credit and business risk profiles of NEP GP and NEE may be considered in credit evaluations of NEP because NEP GP, which is indirectly owned by NEE, controls NEP's business activities, including, but not limited to, NEP's and NEP OpCo's cash distribution policy and growth strategy. Any adverse change in the financial condition or results of operations of NEE, including, but not limited to, the degree of its financial leverage and its dependence on cash flows from NEP to service its indebtedness, or a downgrade of NEE’s investment-grade credit rating, could increase NEP's borrowing costs or hinder NEP's ability to raise capital, and could adversely affect NEP’s credit risk profile, as well as any credit ratings NEP may seek.

If NEP were to seek a credit rating, NEP's credit rating may be adversely affected by the leverage of NEE, as credit rating agencies may consider the leverage and credit profile of NEE because of its ownership interest in and control of NEP. Any adverse effect on any NEP's credit rating would increase NEP's cost of borrowing or hinder NEP's ability to raise financing in the capital markets, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to Ownership of NEP's Common Units

NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

NEP's cash flow is generated from distributions NEP receives from NEP OpCo, which will consist solely of cash distributions that NEP OpCo has received from its subsidiaries. The amount of cash that NEP OpCo’s subsidiaries will be able to distribute to NEP OpCo each quarter principally depends upon the amount of cash such subsidiaries generate from their operations. NEP OpCo may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If NEP OpCo reduces its per unit distribution, because of reduced operating cash flow, higher expenses, capital requirements or otherwise, NEP will have less cash distributions to its unitholders and would likely be required to reduce its per common unit distribution.

The amount of cash that NEP OpCo can distribute to its limited partners, including NEP, each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of power generated from its projects and the amount of natural gas transported in its pipelines, and the prices received therefor;

•	its operating costs;

•	payment of interest and principal amortization, which depends on the amount of its indebtedness and the interest payable thereon;

•	the ability of NEP OpCo’s subsidiaries to distribute cash under their respective financing agreements;

•	the completion of any ongoing construction activities on time and on budget;

•	its capital expenditures; and

•	if NEP OpCo acquires a project prior to its COD, timely completion of future construction projects.

In addition, the amount of cash that NEP OpCo will have available for distribution will depend on other factors, some of which are beyond its control, including, but not limited to:

•	availability of borrowings under its subsidiaries' credit facility to pay distributions;

•	the costs of acquisitions, if any;

•	fluctuations in its working capital needs;

•	timing and collectability of receivables;

•	restrictions on distributions contained in its credit facility and other financing documents;

•	prevailing economic conditions;

•	access to credit or capital markets; and

•	the amount of cash reserves established by NEP OpCo GP, NEP OpCo’s general partner, for the proper conduct of its business.

Because of these factors, NEP OpCo may not have sufficient available cash each quarter to pay its minimum quarterly distribution per common unit or any other amount. Furthermore, the amount of cash that NEP OpCo has available for distribution depends primarily upon its cash flow, including, but not limited to, cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, NEP OpCo may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income.

If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

The IDR fee is an expense of NEP OpCo that reduces the amount of cash distributions by NEP OpCo to NEP OpCo's unitholders, including NEP. The IDR fee is not reduced for NEP's income tax liabilities. Instead, NEP must use the cash proceeds of any distributions NEP receives from NEP OpCo to satisfy NEP's income tax liabilities. Any such payments of income taxes by NEP will reduce the amount of cash distributions by NEP to its unitholders. As a result, if NEP incurs material income tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

Holders of NEP's common units have limited voting rights and are not entitled to elect NEP's general partner or NEP GP’s directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting NEP's business and, therefore, limited ability to influence management’s decisions regarding NEP's business. Unitholders have no right to elect NEP's general partner or NEP GP’s board of directors. Rather, the board of directors of NEP GP is appointed by NEE. Furthermore, if the unitholders are dissatisfied with the performance of NEP's general partner, they have limited ability to remove NEP's general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price. NEP's partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about NEP's operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

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

NEP's partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by NEP GP that might otherwise constitute breaches of fiduciary duties under state fiduciary duty law. For example, NEP's partnership agreement provides that:

•
whenever NEP GP, the board of directors of NEP GP or any committee thereof (including, but not limited to, the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, NEP GP, the board of directors of NEP GP and any committee thereof (including, but not limited to, the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of NEP, and, except as specifically provided by NEP's partnership agreement, will not be subject to any other or different standard imposed by NEP's partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	NEP GP will not have any liability to NEP or its unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•
NEP GP and its officers and directors will not be liable for monetary damages to NEP or NEP's limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that NEP GP or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
NEP GP will not be in breach of its obligations under the partnership agreement (including, but not limited to, any duties to NEP or its unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

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

•
determined by the board of directors of NEP GP to be fair and reasonable to NEP, taking into account the totality of the relationships among the parties involved, including, but not limited to, other transactions that may be particularly favorable or advantageous to NEP.

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

Even if holders of NEP's common units are dissatisfied, they cannot remove NEP GP without NEE’s consent.

The vote of the holders of at least 66 2⁄3% of all outstanding common units and the special voting units voting together as a single class is required to remove NEP's general partner. Further, the vote of the holders of at least a majority of all outstanding common units and the special voting units voting together as a single class is required to name a new general partner of NEP. At December 31, 2016, NEP GP and its affiliates controlled approximately 66.1% of the voting power of NEP’s outstanding units. Thus, a vote to remove NEP's general partner would currently require NEE's consent.

NEE’s interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.

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

The IDR fee may be assigned to a third party without unitholder consent.

Under the MSA, NEE, through NEE Management, may assign the IDR fee, or may sell a portion of the affiliate that has the right to receive the IDR fee to an unaffiliated third party, at any time. If NEE, through NEE Management, transfers the right to receive the IDR fee to a third party but retains its interest in NEP GP, NEE may not have the same incentive to take the steps necessary to grow NEP's business and oversee NEP's operations so as to increase quarterly distributions to unitholders over time as it would if it had retained ownership of the IDR fee.

NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

NEP's partnership agreement does not limit the number of additional limited partnership interests, including, but not limited to, limited partnership interests that rank senior to the common units, which NEP may issue at any time without the approval of its unitholders. The issuance by NEP of additional common units or other equity securities of equal or senior rank will have the following effects:

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

Under the NEP OpCo partnership agreement, prior to making any distributions on its common units, NEP OpCo will reimburse NEP GP and its affiliates, including, but not limited to, NEE, for out-of-pocket expenses they incur and payments they make on NEP's behalf and for certain payments made under credit support arrangements provided by NEER on behalf of NEP's subsidiaries. NEP OpCo will also pay certain fees and reimbursements under the MSA and the CSCS agreement prior to making any distributions on its common units. The reimbursement of expenses and certain payments made under credit support arrangements and payment of fees, if any, to NEP GP and its affiliates will reduce the amount of available cash NEP OpCo has to pay cash distributions to NEP and the amount that NEP has available to pay distributions to NEP's unitholders. Under the NEP OpCo partnership agreement, there is no limit on the fees and expense reimbursements NEP OpCo may be required to pay.

Discretion in establishing cash reserves by NEP OpCo GP may reduce the amount of cash distributions to unitholders.

NEP OpCo’s partnership agreement requires its general partner, NEP OpCo GP, to deduct from operating surplus cash reserves that it determines are necessary to fund NEP OpCo’s future operating expenditures. In addition, NEP OpCo's partnership agreement permits its general partner to reduce available cash by establishing cash reserves for the proper conduct of NEP OpCo’s business, to comply with applicable law or agreements to which NEP OpCo is a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash distributed by NEP OpCo, which ultimately will affect the amount of cash distributions to NEP's unitholders.

While NEP's partnership agreement requires NEP to distribute its available cash, NEP's partnership agreement, including, but not limited to, provisions requiring NEP to make cash distributions, may be amended.

While NEP's partnership agreement requires NEP to distribute its available cash (as defined therein), the partnership agreement, including, but not limited to, provisions requiring NEP to make cash distributions contained therein, may be amended. NEP's partnership agreement can be amended with the consent of NEP GP and the approval of a majority of all outstanding common units and special voting units voting together as a single class.

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

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing NEP's financing costs to increase accordingly. NEP's common unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is used by investors to compare yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in NEP's common units, and a rising interest rate environment could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to make cash distributions to its unitholders.

The price of NEP's common units may fluctuate significantly and unitholders could lose all or part of their investment and a market that will provide a unitholder with its desired liquidity may not develop.

The common units are traded on the NYSE, but a market that will provide a unitholder with its desired liquidity may not develop. A lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. The market price of NEP's common units may also be influenced by many factors, some of which are beyond NEP's control, including, but not limited to:

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. NEP is organized under Delaware law and NEP conducts business in a number of other states and in Canada. The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some of the other states or provinces in which NEP does business. A unitholder could be liable for any and all of NEP's obligations as if the unitholder were a general partner if a court or government agency were to determine that:

•	NEP was conducting business in a state or province but had not complied with that particular state or province’s partnership statute; or

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

Under NEP's partnership agreement, NEP GP has full power and authority to do all things, other than those matters that require unitholder approval or with respect to which NEP GP has sought conflicts committee approval, on such terms as it determines to be necessary or appropriate to conduct NEP's business. In addition, since NEP owns all of the equity interests of NEP OpCo GP, determinations made by NEP OpCo GP under NEP OpCo’s partnership agreement will ultimately be made at the direction of NEP GP. Decisions that may be made by NEP GP and NEP OpCo GP in accordance with NEP's or NEP OpCo’s partnership agreements include:

•
making any expenditures, lending or borrowing money, assuming, guaranteeing or contracting for indebtedness and other liabilities, issuing evidences of indebtedness, including, but not limited to, indebtedness that is convertible into NEP's securities, and incurring any other obligations;

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

•
controlling any matters affecting NEP's rights and obligations, including, but not limited to, the bringing and defending of actions at law or in equity, otherwise engaging in the conduct of litigation, arbitration or mediation, incurring legal expenses and settling claims and litigation;

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

NEP's partnership agreement allows NEP GP to determine, in good faith, any amounts to pay itself or its affiliates for any services rendered to NEP. NEP GP may also enter into additional contractual arrangements with any of its affiliates on NEP's behalf. Similarly, agreements, contracts or arrangements between NEP and NEP GP and its affiliates that are entered into from time to time will not be required to be negotiated on an arm’s-length basis, although, in some circumstances, NEP GP may determine that the conflicts committee should make a determination on NEP's behalf with respect to such arrangements.

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

NEP's common units are listed on the NYSE. Because NEP is a publicly traded limited partnership, the NYSE does not require NEP to have, and it does not have, a majority of independent directors on NEP GP's board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Taxation Risks

NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.

Even though NEP is organized as a limited partnership under state law, it is treated as a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal income tax at regular corporate rates on NEP's net taxable income. NEP expects to generate NOLs and NOL carryforwards that it can use to offset future taxable income. As a result, NEP does not expect to pay meaningful U.S. federal income tax for over 15 years. This estimate is based upon assumptions NEP has made regarding, among other things, NEP OpCo's income, capital expenditures, cash flows, net working capital and cash distributions. Further, the IRS or other tax authorities could challenge one or more tax positions NEP or NEP OpCo takes, such as the classification of assets under the income tax depreciation rules, the characterization of expenses (including, but not limited to, NEP's share of the IDR fee) for income tax purposes, the extent to which sales, use or goods and services tax applies to operations in a particular state or the availability of property tax exemptions with respect to NEP's projects. Further, any change in tax law may affect NEP's tax position, including changes in corporate income tax laws, regulations and policies applicable to NEP. While NEP expects that its NOLs and NOL carryforwards will be available to NEP as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS (in a tax audit or otherwise) or are subject to future limitations as described below, NEP's ability to realize these benefits may be limited.

NEP's federal, state or Canadian tax positions may be challenged by the relevant tax authority. The process and costs, including, but not limited to, potential penalties for nonpayment of disputed amounts, of appealing such challenges, administratively or judicially, regardless of the merits, could be material. A reduction in NEP's expected NOLs, a limitation on NEP's ability to use such losses, or other tax attributes, such as tax credits, and future tax audits or a challenge by tax authorities to NEP's tax positions may result in a material increase in NEP's estimated future income taxes or other tax liabilities, which would negatively impact the amount of after-tax cash distributions to NEP's unitholders and its financial condition.

NEP's ability to use NOLs to offset future income may be limited.

NEP's ability to use its NOLs to offset future taxable income could be substantially limited if NEP’s unitholders that own 5% or more of NEP’s outstanding common units, as defined under Internal Revenue Code Section 382, increase their ownership in NEP by more than 50 percent over a rolling three-year period through, among other things, additional purchases of NEP's common units and certain types of reorganization transactions. Any NOLs that exceed this limitation may be carried forward and used to offset taxable income for the remainder of the carryforward period (i.e., 20 years from the year in which such NOL was generated). Based on NEP’s most recent assessment, NEP does not expect the Section 382 limitation to impact its ability to utilize any of its NOLs to offset future taxable income. However, potential changes in the tax law or in NEP’s projections could impact this assessment.

NEP will not have complete control over NEP's tax decisions.

NEP may be included in the combined or unitary tax returns of NEE or one or more of its subsidiaries for U.S. state or local income tax purposes. NEP is a party to a tax sharing arrangement which determines the share of taxes that NEP will pay to, or receive from, NEE. In addition, by virtue of NEP's inclusion in NEE’s combined or unitary income tax returns if NEP so elects, NEE will effectively control all of NEP's state and local tax decisions in connection with any combined or unitary income tax returns in which NEP is included. NEE will have sole authority to respond to and conduct all tax proceedings (including, but not limited to, tax audits) related to NEP, to file all state and local income tax returns on NEP's behalf, and to determine the amount of NEP's liability to, or entitlement to payment from, NEE in connection with any combined or unitary income tax returns in which NEP is included. This may result in conflicts of interest between NEE and NEP. For example, NEE will be able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to NEE and detrimental to NEP.

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

Even though NEP is organized as a limited partnership under state law, NEP is treated as a corporation for U.S. federal income tax purposes. Accordingly, if NEP makes distributions from current or accumulated earnings and profits as computed for U.S. federal income tax purposes, such distributions will generally be taxable to unitholders as ordinary dividend income for U.S. federal income tax purposes. Distributions paid to non-corporate U.S. unitholders will be subject to U.S. federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. However, it is difficult to predict whether NEP will generate earnings and profits as computed for U.S. federal income tax purposes in any given tax year, and although NEP expects that a portion of its distributions to unitholders may exceed its current and accumulated earnings and profits as computed for U.S. federal income tax purposes and therefore constitute a non-taxable return of capital distribution to the extent of a unitholder’s basis in its units, this may not occur. In addition, although return-of-capital distributions are generally non-taxable to the extent of a unitholder’s basis in its units, such distributions will reduce the unitholder’s adjusted tax basis in its units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of NEP's common units, and to the extent any return-of-capital distribution exceeds a unitholder’s basis, such distributions will be treated as gain on the sale or exchange of the units.

Unitholders who are not resident in Canada may be subject to Canadian tax on gains from the sale of common units if NEP’s common units derive more than 50% of their value from Canadian real property at any time.

NEP expects that its common units should not be “taxable Canadian property” for Canadian federal income tax purposes and, consequently, a unitholder who is not resident in Canada should not be subject to Canadian federal income tax on any gain realized from a disposition of a common unit. This is based on NEP’s belief that at all times more than 50% of the value of its common units will not be derived from real property situated in Canada. However, if NEP’s common units were “taxable Canadian property,” a unitholder who is not resident in Canada would be subject to Canadian tax (subject to any exemption under an applicable tax treaty) on any gain realized from a disposition of a common unit that is “taxable Canadian property” of the non-resident at the time of the disposition. Although unitholders should consult their own advisors regarding the application of any tax treaty, many of Canada’s tax treaties, including, but not limited to, the Canada-United States Tax Convention (1980), as amended, do not provide a general exemption from Canadian tax for a gain realized from a disposition of property that derives its value principally from real property situated in Canada.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NEP and its subsidiaries maintain properties consisting of renewable generation projects and natural gas pipeline assets which are adequate for their operations; the principal properties are described in Item 1. Business, which description is incorporated herein by reference.

Character of Ownership

The majority of NEP's generating facilities and pipelines are owned by NEP subsidiaries and are currently subject to an approximately 65.2% noncontrolling interest. In addition, a subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline. The majority of the generating facilities and all of the pipelines are encumbered by liens securing various financings. Additionally, some of the generating facilities and pipelines occupy or use real property that is not owned by NEP subsidiaries, primarily through various leases, easements, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Unit Data. NEP's common units are traded on the NYSE under the symbol "NEP". The high and low sales prices for NEP’s common units as reported in the consolidated transaction reporting system of the NYSE and the cash distributions per unit declared in each quarter during the past two years are as follows:

	2016			2015
Quarter	High	Low	Cash Distributions	High	Low	Cash Distributions
First	$29.23	$24.88	$0.30750	$45.25	$33.70	$0.19500
Second	$30.38	$26.01	$0.31875	$48.23	$39.62	$0.20500
Third	$31.73	$27.85	$0.33000	$41.26	$19.34	$0.23500
Fourth	$28.72	$23.97	$0.34125	$31.67	$20.99	$0.27000

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP GP. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter. Although, as described above, NEP currently expects that cash reserves would be established by NEP GP solely to provide for the payment of NEP's income taxes, if any, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures.

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors.

On February 14, 2017, NEP paid a distribution of $0.3525 per common unit to its unitholders of record on February 7, 2017. See Management's Discussion - Liquidity and Capital Resources - Financing Arrangements and Note 9 - Debt with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay dividends to its unitholders.

As of the close of business on January 31, 2017, there were nine holders of record of NEP's common units.

Incentive Distribution Rights Fee. IDRs represent the right to receive a fee based on percentages of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the first target distribution level described below have been achieved. The right to receive the IDR fee is currently held by NEE Management, but may be assigned, subject to restrictions in the MSA. The following discussion assumes that NEE Management continues to own the IDRs.

If for any quarter NEP OpCo has distributed available cash from operating surplus to its unitholders in an amount equal to the minimum quarterly distribution, then NEP will use any available cash from operating surplus for that quarter in the following manner:

	Total Quarterly Distribution per NEP OpCo Unit Target Amount	Marginal Percentage Interest in Available Cash
		NEP OpCo Unitholders	NEE Management
Minimum Quarterly Distribution	$0.1875	100%	—%
First Target Distribution	Above $0.1875 up to $0.215625	100%	—%
Second Target Distribution	Above $0.215625 up to $0.234375	85%	15%
Third Target Distribution	Above $0.234375 up to $0.281250	75%	25%
Thereafter	Above $0.281250	50%	50%

In January 2017, NEP GP's board of directors approved an amendment to the MSA to structurally modify the IDRs. Under this agreement, quarterly distributions to NEP OpCo unitholders above $0.3525 per NEP OpCo common unit will be split 75% to NEP OpCo unitholders and 25% to NEE Management for IDRs. If total quarterly distributions to NEP OpCo unitholders are equal to or below $0.3525, the IDRs will be paid using the same tiers provided under the current MSA and calculated using the number of NEP OpCo common units outstanding on the date the amendment to the MSA was approved by NEP GP's board of directors, subject to certain adjustments for repurchases, splits and combinations.

During 2016 and 2015, NEP paid IDR fees of approximately $36 million and $2 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. Information regarding purchases made by NEE of NEP's common units during the three months ended December 31, 2016 is as follows:

Period	Number of Units Purchased	Average Price Paid Per Unit	Number of Units Purchased as Part of a Publicly Announced Program	Dollar Value of Units that May Yet Be Purchased Under the Program(a)
10/1/2016 - 10/31/2016	—	—	—	$149,401,046
11/1/2016 - 11/30/2016	953,270	$25.76	953,270	$124,841,980
12/1/2016 - 12/31/2016	423,085	$25.43	423,085	$114,084,007
Total	1,376,355	$25.66	1,376,355
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

Item 6.  Selected Financial Data

The selected financial data below is presented using the basis of accounting relevant to each period. For all periods prior to the completion of NEP’s IPO on July 1, 2014, the selected financial data below represents the combination of the projects acquired in connection with the IPO as well as the acquisitions from NEER described in Note 3 (the common control acquisitions). For all periods subsequent to the completion of NEP’s IPO, the selected financial data represents the consolidated financial results of NEP, including the common control acquisitions. The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial data has been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. The years ended December 31, 2016 and 2015 also reflect the Texas pipelines acquisition. See Note 3.

		Years Ended December 31,
	2016	2015	2014	2013	2012
SELECTED DATA OF NEP (millions, except per unit and GWh amounts):
Operating revenues	$715	$495	$359	$179	$131
Net income	$345	$102	$97	$20	$12
Net income attributable to NEP	$82	$10	$3	n/a	n/a
Earnings per common unit attributable to NEP - basic and assuming dilution	$1.88	$0.46	$0.16	n/a	n/a
Distributions paid per common unit	$1.2975	$0.9050	$0.1875	n/a	n/a
Total assets	$7,150	$7,227	$5,022	$3,253	$2,790
Long-term debt, excluding current maturities	$3,508	$3,334	$1,807	$1,527	$1,486
GWh generated	8,334	7,123	4,249	2,893	2,403

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

Following NEP’s IPO, NEP has consolidated the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2016, NEP owned an approximately 34.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.2% limited partner interest in NEP OpCo. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interest.

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

Overview

Company Description

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2016, NEP owned a controlling, non-economic general partner interest and an approximately 34.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

During 2016 and 2015, NEP acquired various projects from NEER as discussed in Note 3. The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

In addition, on October 1, 2015, a subsidiary of NEP completed the Texas pipelines acquisition. See Note 3.

Results of Operations

	Years Ended December 31,
	2016	2015(a)	2014(a)
	(millions)
STATEMENT OF INCOME DATA:
OPERATING REVENUES
Renewable energy sales	$526	$458	$359
Texas pipelines service revenue	189	37	—
Total operating revenues	715	495	359
OPERATING EXPENSES
Operations and maintenance	202	107	79
Depreciation and amortization	205	158	99
Taxes other than income taxes and other	18	16	5
Total operating expenses	425	281	183
OPERATING INCOME	290	214	176
OTHER INCOME (DEDUCTIONS)
Interest expense	(147)	(117)	(100)
Benefits associated with differential membership interests - net	55	24	—
Equity in earnings of equity method investee	20	18	8
Equity in losses of non-economic ownership interests	(4)	(2)	(1)
Revaluation of contingent consideration	189	—	—
Other - net	(2)	(10)	—
Total other income (deductions) - net	111	(87)	(93)
INCOME BEFORE INCOME TAXES	401	127	83
INCOME TAX EXPENSE (BENEFIT)	56	25	(14)
NET INCOME	$345	$102	$97
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

2016 Compared to 2015

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs and services provided under natural gas transportation agreements. Operating revenues increased $220 million during the year ended December 31, 2016 primarily due to approximately $152 million of higher revenues related to the Texas pipelines acquired in October 2015, stronger wind and solar resource and revenues of approximately $32 million related to the commencement of commercial operations at two wind facilities in December 2015. NEP's renewable energy projects produced total generation of 8,334 GWh and 7,123 GWh in 2016 and 2015, respectively.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, future project acquisitions could impact future revenues.

Operating Expenses

Operations and Maintenance

O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASA and O&M agreements (see Note 11). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses increased $95 million during the year ended December 31, 2016 primarily due to an increase of approximately $34 million in IDR fees related to growth in NEP's distributions to its unitholders, an increase of $31 million due to an additional nine months of O&M expenses related to the Texas pipelines, an increase of $6 million related to the commencement of commercial operations at two wind facilities in December 2015 and increases in O&M expenses at various projects and corporate expenses related to growth in the portfolio.

O&M expenses related to the existing portfolio are expected to remain relatively stable from year to year. However, NEP's O&M expenses are likely to increase as NEP acquires new projects.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For certain of the U.S. renewable energy projects, CITCs have been elected and are recorded as a reduction in property, plant and equipment - net on the consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense increased approximately $47 million during the year ended December 31, 2016 primarily reflecting $27 million due to an additional nine months of depreciation and amortization related to the Texas pipelines and $15 million related to the commencement of commercial operations at two wind facilities in December 2015.

Taxes Other than Income Taxes and Other

Taxes other than income taxes and other increased approximately $2 million during the year ended December 31, 2016 primarily reflecting approximately $5 million due to an additional nine months of property taxes related to the Texas pipelines partially offset by lower property taxes at a wind project.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest under long-term debt and, for 2016, mark-to-market gains on interest rate contracts. Interest expense increased approximately $30 million during the year ended December 31, 2016 primarily due to additional borrowings to fund project acquisitions and debt assumed in connection with the Texas pipelines acquisition in October 2015.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs. The increase in benefits associated with differential membership interests - net of approximately $31 million during the year ended December 31, 2016 primarily relates to lower interest costs of approximately $22 million associated with the ongoing paydown of the differential membership interest obligations and increased wind resource at the underlying projects as well as $9 million in benefits related to differential membership interests sold in December 2015. See Note 2 - Sale of Differential Membership Interests.

Revaluation of Contingent Consideration

During the year ended December 31, 2016, a subsidiary of NEP recorded fair value adjustments of approximately $189 million to decrease the contingent holdback associated with the acquisition of the Texas pipelines. See Note 5 - Contingent Consideration.

Other - net

The change in other - net during the year ended December 31, 2016 primarily reflects the absence of approximately $13 million of transaction costs associated with the Texas pipelines acquisition in 2015, partly offset by losses on foreign currency derivatives compared to gains on such derivatives in 2015.

Income Taxes

For periods prior to the date a project is acquired by NEP (NEP acquisition date), income taxes are calculated on the predecessor method using the separate return method for the renewable energy projects structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships).

For periods after the NEP acquisition date, income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to both the U.S. and Canadian projects, allocated by NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers, and therefore, NEP recognizes in income all of the Canadian taxes.

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the year ended December 31, 2016, NEP recorded income tax expense of approximately $56 million, resulting in an effective tax rate of approximately 14%. The income tax expense is primarily comprised of income tax expense of approximately $141 million at the statutory rate of 35% and $5 million of state income taxes, partly offset by income tax benefits of approximately $11 million related to the reorganization of Canadian assets and $74 million of income tax attributable to noncontrolling interest.

For the year ended December 31, 2015, NEP recorded income tax expense of approximately $25 million, resulting in an effective tax rate of approximately 20%. The income tax expense is primarily comprised of income tax expense of approximately $44 million at the statutory rate of 35%, partly offset by income tax benefits of approximately $4 million related to the effects of flow through entities and foreign tax differential and $13 million of income tax attributable to noncontrolling interest.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information.

2015 Compared to 2014

Operating Revenues

Operating revenues increased approximately $136 million during the year ended December 31, 2015 primarily due to revenues of approximately $128 million related to the commencement of commercial operations at various wind and solar facilities during 2014 and 2015, partly offset by lower wind and solar resource. Additionally, the acquisition of the Texas pipelines in October 2015 provided approximately $37 million of revenues in 2015. NEP's renewable energy projects produced total generation of 7,123 GWh and 4,249 GWh in 2015 and 2014, respectively.

Operating Expenses

Operations and Maintenance

O&M expenses increased approximately $28 million for the year ended December 31, 2015 primarily due to the commencement of commercial operations at various wind and solar facilities during 2014 and 2015 and the acquisition of the Texas pipelines in October 2015.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $59 million during the year ended December 31, 2015 primarily due to the commencement of commercial operations at various wind and solar facilities during 2014 and 2015 and the acquisition of the Texas pipelines in October 2015.

Taxes Other than Income Taxes and Other

Taxes other than income taxes and other increased approximately $11 million during the year ended December 31, 2015 primarily due to higher property taxes related to the commencement of commercial operations at various wind and solar facilities during 2014 and 2015 and the acquisition of the Texas pipelines in October 2015.

Other Income (Deductions)

Interest Expense

Interest expense increased approximately $17 million during the year ended December 31, 2015 primarily due to new project financings, draws on the existing revolving credit facility, additional borrowings under a term loan to fund project acquisitions and debt assumed in connection with the Texas pipelines acquisition in October 2015, partly offset by repayment of debt with CITC proceeds and debt amortization.

Benefits Associated with Differential Membership Interests - net

The increase in benefits associated with differential membership interests - net of approximately $24 million during the year ended December 31, 2015 primarily relates to differential membership interests sold in December 2014. See Note 2 - Sale of Differential Membership Interests.

Equity in Earnings of Equity Method Investee

The increase in equity in earnings of equity method investee is due to NEP's indirect 24% equity investment in a 550 MW solar project that commenced partial operations at the end of 2013 and full operations by the end of 2014.

Other - net

The change in other - net during the year ended December 31, 2015 primarily reflects approximately $13 million of transaction costs associated with the Texas pipelines acquisition recorded in 2015.

Income Taxes

For the year ended December 31, 2015, NEP recorded income tax expense of approximately $25 million, resulting in an effective tax rate of approximately 20%. The income tax expense is primarily comprised of income tax expense of approximately $44 million at the statutory rate of 35%, partly offset by income tax benefits of approximately $4 million related to the effects of flow through entities and foreign tax differential and $13 million of income tax attributable to noncontrolling interest.

For the year ended December 31, 2014, NEP recorded income tax benefit of approximately $14 million, resulting in an effective tax rate of approximately (17)%. The income tax benefit is primarily comprised of income tax expense of approximately $29 million at the statutory rate of 35%, offset by income tax benefits related to CITCs of $21 million, changes in valuation allowance of $9 million, $4 million of state income taxes and $6 million of income tax attributable to noncontrolling interest.

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

Liquidity Position

At December 31, 2016 and December 31, 2015, NEP's liquidity position was approximately $484 million and $719 million, respectively. The table below provides the components of NEP’s liquidity position:

	Years ended December 31,
	2016	2015
	(millions)
Cash and cash equivalents	$147	$164
Amounts due under the CSCS agreement	65	66
Revolving credit facilities	400	400
Less borrowings(a)	(150)	(29)
Construction loan credit facility	—	604
Less borrowings	—	(491)
Letter of credit facilities	119	83
Less letters of credit	(97)	(78)
Total(b)	$484	$719
____________________

(a)	In February 2017, an additional $10 million was drawn on one of the revolving credit facilities.

(b)	Excludes current restricted cash of approximately $33 million and $16 million at December 31, 2016 and 2015, respectively. See Note 2 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

In connection with the 2014 IPO, NEP OpCo and its direct subsidiaries entered into a $250 million revolving credit facility ($250 million credit facility). During 2016, a subsidiary of NEP borrowed $75 million under the $250 million credit facility and repaid all of the outstanding borrowings under such facility. For a discussion of the $250 million revolving credit facility, see Note 9 - Debt.

In 2015, an indirect subsidiary of NEP entered into an amended and restated limited-recourse senior secured variable rate loan agreement (loan agreement), pursuant to which a revolving loan facility assumed as part of the Texas pipelines acquisition was amended to, among other things, convert a loan in the amount of approximately $200 million under the existing revolving loan facility into a term loan maturing in December 2020. Under the terms of the loan agreement, the lenders also have committed to provide up to an additional $150 million of revolving credit loans ($150 million credit facility) if certain conditions are satisfied, including, among other things, maintaining a leverage ratio at the time of any borrowing that does not exceed a specified ratio. During 2016, a subsidiary of NEP borrowed $100 million under the $150 million credit facility, repaid $50 million and then subsequently borrowed an additional $100 million. At December 31, 2016, there was $150 million outstanding under the $150 million credit facility. See Note 9 - Debt.

Project Financings and Term Loans

NEP OpCo and most of the projects in the portfolio are subject to financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate and two projects accrue interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the loan. In addition, under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. Under certain term loans, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants, including maintaining a leverage coverage ratio of less than 5.5:1.0 and an interest coverage ratio of at least 1.75:1.00 in order to make a distribution.

At December 31, 2016, NEP's subsidiaries were in compliance with all financial debt covenants under their financings; however, one project was unable to fully fund its debt reserve by approximately $2 million.

Equity Arrangements

During 2016, NEP issued an additional 23,681,180 common units and purchased 23,681,180 NEP OpCo common units. At December 31, 2016, NEP owned an approximately 34.8% limited partner interest in NEP OpCo. See Note 9 - Equity.

A portion of the NEP common units were issued under an at-the-market equity issuance program (ATM program) NEP established in 2015 pursuant to which NEP may issue, from time to time, up to $150 million of its common units which gives NEP the flexibility to issue new units when the price is acceptable. During the year ended December 31, 2016, NEP issued 552,210 common units under the ATM program for gross proceeds of approximately $16 million. At December 31, 2016, NEP may issue up to approximately $109 million in additional common units under the ATM program.

If at any time, NEP GP and its affiliates control more than 80% of the voting power of the sum of NEP's outstanding common units and special voting units, NEP GP will have the right, but not the obligation, to purchase all of the outstanding common units, other than those owned by NEP GP and its affiliates, at a price of the greater of the then-current market price of such common units and the highest price paid by NEP GP or its affiliates for such units during the preceding 90-day period. At December 31, 2016, NEP GP and its affiliates controlled approximately 66.1% of the voting power of NEP's outstanding common units.

Contractual Obligations

NEP's contractual obligations as of December 31, 2016 were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Debt, including interest(a)	$238	$762	$349	$584	$258	$2,697	$4,888
Contractual obligations(b)	212	14	14	12	12	44	308
Revolving credit facilities fees	1	1	1	—	—	—	3
Asset retirement activities(c)	—	—	—	—	—	292	292
MSA and credit support(d)	7	7	7	7	7	93	128
Land lease payments(e)	10	10	10	10	10	276	326
Total	$468	$794	$381	$613	$287	$3,402	$5,945
____________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2016 rates.

(b)	Includes obligations related to the indemnity holdback discussed in Note 3 and estimated cash payments related to the acquisition of certain development rights and differential membership interests.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 11.

(e)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2016 and 2015, NEP had capital expenditures of approximately $313 million and $432 million, respectively, primarily related to construction prior to the NEP acquisition date and excluding the purchase prices of acquired projects. At December 31, 2016, estimated capital expenditures for NEP's renewable energy projects for 2017 are approximately $5 million. Planned capital expenditures associated with the Texas pipelines for 2017 total approximately $27 million and primarily relate to internally approved expansion projects. There are no additional significant planned capital expenditures for 2017 through 2021 other than costs that may occur as acquisition or expansion opportunities arise. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP GP. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter. Although, as described above, NEP currently expects that cash reserves would be established by NEP GP solely to provide for the payment of any of NEP's income taxes, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures.

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash will be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors.

During 2016 and 2015, NEP distributed approximately $55 million and $20 million, respectively, to its unitholders. In addition, NEP paid approximately $19 million in distributions to its unitholders in February 2017.

Cash Flows

The following table reflects the changes in cash flows for the comparative periods:

	Years Ended December 31,
	2016	2015	2014
	(millions)
Net cash provided by operating activities	$328	$255	$182
Net cash used in investing activities	$(1,156)	$(1,836)	$(931)
Net cash provided by financing activities	$807	$1,641	$830

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities for 2016 were driven by the operating results of the Texas pipelines acquired in October 2015, the commencement of commercial operations at two wind facilities in December 2015 and stronger wind resource during 2016. Changes in net cash provided by operating activities in 2015 were driven by higher cash flows from projects that commenced commercial operations in 2014 and 2015.

Net Cash Used in Investing Activities

Changes in net cash used in investing activities during 2016 were driven by less cash used for the acquisitions described in Note 3, offset by lower payments from related parties under the CSCS agreement, increased capital expenditures related to construction activities and changes in restricted cash balances. Changes in net cash used in investing activities during 2015 were driven by cash used for the 2015 acquisitions described in Note 3, the absence of the proceeds received in 2014 for CITCs, offset by decreased capital expenditures related to construction activities, payments from related parties under the CSCS agreement and changes in restricted cash balances.

	Years Ended December 31,
	2016	2015	2014
	(millions)
Acquisition of membership interests in subsidiaries and equity method investee	$(869)	$(1,882)	$(288)
Capital expenditures	(283)	(172)	(714)
Proceeds from CITCs	13	—	327
Changes in restricted cash	(18)	66	(83)
Payments from (to) related parties under CSCS agreement - net	1	152	(174)
Insurance proceeds	—	—	1
Net cash used in investing activities	$(1,156)	$(1,836)	$(931)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities in 2016 were primarily driven by less issuances of long-term debt, the absence of any sales of NEP OpCo common units to noncontrolling interests and less proceeds from differential membership interests, offset by increased proceeds from the sale of NEP common units and partner/member contributions. Changes in net cash provided by financing activities in 2015 were primarily driven by proceeds from the sale of NEP OpCo common units to noncontrolling interest and the issuance of long-term debt, partly offset by partner/member distributions and lower proceeds related to differential membership interests and the sale of NEP common units.

	Years Ended December 31,
	2016	2015	2014
	(millions)
Partner/Member contributions (distributions) – net	$46	$(612)	$55
Proceeds from issuance of common units – net	645	343	438
Issuances (retirements) of long-term debt – net	131	974	(362)
Proceeds related to differential membership interests - net	3	259	702
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	702	—
Other	(18)	(25)	(3)
Net cash provided by financing activities	$807	$1,641	$830

New Accounting Rules and Interpretations

Amendments to the Consolidation Analysis - In February 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update which modified consolidation guidance. See Note 8.

Revenue Recognition - In May 2014, the FASB issued an accounting standards update related to the recognition of revenue from contracts with customers and required disclosures. See Note 2 - Revenue Recognition.

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 2 - Leases.

Critical Accounting Policies and Estimates

NEP's significant accounting policies are described in Note 2 to the consolidated financial statements, which were prepared under generally accepted accounting principles in the U.S. Critical accounting policies are those that NEP believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The following policies are those considered to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Income Taxes

The U.S. Project Entities acquired from NEER presented in these financial statements were historically included in the consolidated federal income tax return of NEE. Income taxes as presented herein attribute current and deferred income taxes to the U.S. Project Entities acquired from NEER in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Accounting Standards Codification Topic (ASC) 740, Accounting for Income Taxes. Accordingly, with regard to periods prior to the NEP acquisition date, the U.S. Project Entities’ income tax provisions are prepared under the separate return method. The separate return method applies ASC 740 as if each member of the consolidated group were a separate taxpayer. Accordingly, the sum of the amounts allocated to the U.S. Project Entities’ provisions may not equal the income taxes that would have resulted from a consolidated filing.

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

There are also significant judgments involved in estimating the value of any contingent purchase consideration, for example, additional cash or stock consideration to be earned based on the future results or performance of the acquired business. The value of this potential additional consideration is required to be estimated and recorded as part of the purchase accounting for the acquisition in the period when the transaction is effective. Each quarter these estimates must be reevaluated based on actual results achieved and changes in circumstances, and the contingent consideration adjusted to reflect any change in fair value. See Note 5 - Contingent Consideration.

Goodwill and Other Intangible Assets

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2016 and determined, based on the results, that no goodwill impairment charge was required.

Quantitative and Qualitative Disclosures about Market Risk

NEP is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with its business. The types of market risks include interest rate, counterparty credit and foreign currency risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with current and future issuances of debt. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate swap contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of December 31, 2016, approximately 6% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense as the remaining balance was either fixed rate debt or financially hedged. As of December 31, 2016, the estimated fair value of NEP's long-term debt was approximately $3.7 billion and the carrying value of the long-term debt was $3.6 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $66 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are contracted under long-term contracts that have an average remaining contract term of approximately 18 years as of December 31, 2016, weighted based on forecasted contributions to earnings.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of losses in 2016, 2015 and 2014. NEP has certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 6.

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

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2016.

NEP's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on NEP's consolidated financial statements and an opinion on NEP's internal control over financial reporting. Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions. These reports appear on the following pages.

JAMES L. ROBO	JOHN W. KETCHUM
James L. Robo Chairman of the Board and Chief Executive Officer NextEra Energy Partners GP, Inc.	John W. Ketchum Chief Financial Officer NextEra Energy Partners GP, Inc.

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer NextEra Energy Partners GP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of NextEra Energy GP, Inc. and Partners of
NextEra Energy Partners, LP:

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. NEP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on NEP's internal control over financial reporting based on our audit.

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

In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of NEP and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the basis of presentation of the consolidated financial statements related to (a) the period prior to the initial public offering and (b) the common control acquisitions.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of NextEra Energy GP, Inc. and Partners of
NextEra Energy Partners, LP:

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of NEP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of NextEra Energy Partners, LP and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, for all periods prior to the July 1, 2014 initial public offering, the consolidated financial statements represent the combination of the net assets that NEP acquired and were prepared using the historical basis of NextEra Energy, Inc. (NEE) in the assets acquired and liabilities assumed and include certain allocations related to income taxes from NEE. These allocations may not be indicative of the actual level of assets, liabilities, or costs which would have been incurred by NEP if it had operated as a separate entity apart from NEE during the periods prior to the initial public offering. As also discussed in Note 2 to the consolidated financial statements, the acquisitions from NextEra Energy Resources, LLC were transfers of assets between entities under common control, which were required to be accounted for as if the transfers occurred since the inception of common control, with prior periods of the consolidated financial statements retrospectively adjusted to include the historical financial information of the acquisitions prior to their respective acquisition dates.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NEP’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on NEP’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 23, 2017

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)

	Years Ended December 31,
	2016	2015(a)	2014(a)
OPERATING REVENUES
Renewable energy sales	$526	$458	$359
Texas pipelines service revenue	189	37	—
Total operating revenues(b)	715	495	359
OPERATING EXPENSES
Operations and maintenance(c)	202	107	79
Depreciation and amortization	205	158	99
Taxes other than income taxes and other	18	16	5
Total operating expenses	425	281	183
OPERATING INCOME	290	214	176
OTHER INCOME (DEDUCTIONS)
Interest expense	(147)	(117)	(100)
Benefits associated with differential membership interests - net	55	24	—
Equity in earnings of equity method investee	20	18	8
Equity in losses of non-economic ownership interests	(4)	(2)	(1)
Revaluation of contingent consideration	189	—	—
Other - net	(2)	(10)	—
Total other income (deductions) - net	111	(87)	(93)
INCOME BEFORE INCOME TAXES	401	127	83
INCOME TAX EXPENSE (BENEFIT)	56	25	(14)
NET INCOME	345	102	97
Less net income prior to Initial Public Offering for NEP's initial portfolio	—	—	28
Less net income attributable to noncontrolling interest(d)	263	92	66
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$82	$10	$3

Weighted average number of common units outstanding - basic and assuming dilution	43.8	22.8	18.7
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$1.88	$0.46	$0.16
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

(b)	Includes related party revenues of approximately $13 million, $5 million and $1 million for 2016, 2015 and 2014, respectively.

(c)
Includes operations and maintenance (O&M) expenses related to renewable energy projects of $104 million, $85 million and $71 million and O&M expenses related to the Texas pipelines of $45 million, $8 million and $0 for 2016, 2015 and 2014, respectively. Total O&M expenses presented includes related party amounts of approximately $63 million, $20 million and $10 million for 2016, 2015 and 2014, respectively.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2016	2015(a)	2014(a)
NET INCOME	$345	$102	$97
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $0, $3 and $2 tax benefit, respectively)	—	(12)	(24)
Reclassification from accumulated other comprehensive loss to net income (net of $1, $1 and $1 tax expense, respectively)	7	5	5
Net unrealized gains (losses) on foreign currency translation (net of $1 tax expense, $2 and $1 tax benefit, respectively)	3	(42)	(35)
Other comprehensive income (loss) related to equity method investee (net of $0, $0 and $2 tax benefit, respectively)	2	—	(3)
Total other comprehensive income (loss), net of tax	12	(49)	(57)
COMPREHENSIVE INCOME	357	53	40
Less comprehensive income prior to Initial Public Offering for NEP's initial portfolio	—	—	14
Less comprehensive income attributable to noncontrolling interest(b)	272	46	26
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$85	$7	$—
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

(b)	Comprehensive income attributable to noncontrolling interest includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2016	2015(a)
ASSETS
Current assets:
Cash and cash equivalents	$147	$164
Accounts receivable	80	80
Due from related parties	67	70
Restricted cash	33	16
Other current assets	28	24
Total current assets	355	354
Non-current assets:
Property, plant and equipment - net	5,051	5,122
Deferred income taxes	255	204
Investment in equity method investee	93	146
Investments in non-economic ownership interests	12	22
Intangible assets - customer relationships	678	696
Goodwill	628	622
Other non-current assets	78	61
Total non-current assets	6,795	6,873
TOTAL ASSETS	$7,150	$7,227
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19	$303
Short-term debt	—	12
Due to related parties	19	17
Current maturities of long-term debt	78	101
Acquisition holdbacks	199	—
Accrued interest	25	28
Derivatives	18	22
Other current liabilities	39	29
Total current liabilities	397	512
Non-current liabilities:
Long-term debt	3,508	3,334
Deferral related to differential membership interests	877	929
Acquisition holdbacks	—	375
Deferred income taxes	45	43
Asset retirement obligation	65	41
Non-current due to related party	22	19
Other non-current liabilities	67	82
Total non-current liabilities	4,584	4,823
TOTAL LIABILITIES	4,981	5,335
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding 54.2 and 30.6, respectively)	1,746	935
Accumulated other comprehensive loss	(3)	(6)
Noncontrolling interest	426	963
TOTAL EQUITY	2,169	1,892
TOTAL LIABILITIES AND EQUITY	$7,150	$7,227
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Units	Limited Partners		Additional Paid in Capital and Retained Earnings(a)		Accumulated Other Comprehensive Loss(a)		Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2013	—	$—		$1,224		$(37)		$—		$1,187
Net income	—	—		31		—		—		31
Members' contributions	—	—		629		—		—		629
Members' distributions	—	—		(743)		—		—		(743)
Change in equity method investees	—	—		29		—		—		29
Other comprehensive loss	—	—		—		(19)		—		(19)
Balances, June 30, 2014	—	—		1,170		(56)		—		1,114
Transfer of equity prior to date of the initial public offering to noncontrolling interest	—	—		(480)		23		457		—
Transfer of equity of projects acquired subsequent to the initial public offering	—	—		(666)		27		639		—
Limited partners/related party contribution and transition	—	113	(b)(c)	(24)	(d)	6	(e)	50	(c)(f)	145
Initial public offering, unit issuance	18.7	438		—		—		—		438
Acquisition of membership interests in subsidiaries	—	—		—		—		(288)		(288)
Net income(g)	—	3		—		—		63		66
Other comprehensive loss	—	—		—		(3)		(35)		(38)
Related party contributions	—	1		—		—		1,238		1,239
Related party distributions	—	—		—		—		(731)		(731)
Change in equity method investees	—	—		—		—		41		41
Distributions to unitholders(h)	—	(4)		—		—		—		(4)
Balances, December 31, 2014	18.7	551		—		(3)		1,434		1,982
Limited partners/related party contribution and transition	—	51	(b)	—		—		3	(f)	54
Issuance of common units - net	11.9	343		—		—		—		343
Acquisition of membership interests in subsidiaries	—	—		—		—		(949)		(949)
Acquisition of noncontrolling interest	—	—		—		—		69		69
Related party note receivable	—	—		—		—		(28)		(28)
Net income(g)	—	10		—		—		92		102
Other comprehensive loss	—	—		—		(3)		(46)		(49)
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	—		—		—		702		702
Related party contributions	—	—		—		—		466		466
Related party distributions	—	—		—		—		(755)		(755)
Change in equity method investees	—	—		—		—		(25)		(25)
Distributions to unitholders(h)	—	(20)		—		—		—		(20)
Balances, December 31, 2015	30.6	935		—		(6)		963		1,892
Limited partners/related party contribution and transition	—	139	(b)	—		—		(19)	(f)	120
Issuance of common units - net	23.6	645		—		—		—		645
Acquisition of membership interests in subsidiaries and equity method investee	—	—		—		—		(869)		(869)
Related party note receivable	—	—		—		—		(19)		(19)
Net income(g)	—	82		—		—		263		345
Other comprehensive loss	—	—		—		3		9		12
Related party contributions	—	—		—		—		340		340
Related party distributions	—	—		—		—		(161)		(161)
Change in equity method investees	—	—		—		—		(81)		(81)
Distributions to unitholders(h)	—	(55)		—		—		—		(55)
Balances, December 31, 2016	54.2	$1,746		$—		$(3)		$426		$2,169
______________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.
(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and acquisition of subsidiary membership interests.
(c)
Includes carryover basis corrections to property, plant and equipment-net of approximately $51 million related to capitalized interest and other carryover basis adjustments to assets acquired under common control and a related decrease in deferred income taxes of approximately $3 million.

(d)	Non-cash member contribution upon transition from predecessor accounting method net of non-cash reclassifications of distributions to due from or due to related parties.
(e)	Balance sheet adjustment related to transitioning from separate return method of accounting for income taxes.
(f)	Related party non-cash contributions, net, upon transition from predecessor accounting method.
(g)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.
(h)	Distributions per common unit were $1.2975, $0.905 and $0.1875 for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2016	2015(a)	2014(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$345	$102	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	158	99
Change in value of derivative contracts	(27)	(10)	—
Deferred income taxes	55	16	(26)
Benefits associated with differential membership interests - net	(55)	(24)	—
Equity in earnings of equity method investee	(20)	(18)	(8)
Change in the fair value of contingent consideration for pipeline acquisition	(189)	—	—
Other - net	24	13	9
Changes in operating assets and liabilities:
Accounts receivable	(11)	(4)	(21)
Other current assets	(7)	14	(31)
Other non-current assets	(1)	—	(3)
Accounts payable and accrued expenses	4	(1)	40
Due to related parties	(3)	2	6
Other current liabilities	3	5	15
Other non-current liabilities	5	2	5
Net cash provided by operating activities	328	255	182
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries and equity method investee	(869)	(1,882)	(288)
Capital expenditures	(283)	(172)	(714)
Proceeds from CITCs	13	—	327
Changes in restricted cash	(18)	66	(83)
Payments from (to) related parties under CSCS agreement - net	1	152	(174)
Insurance proceeds	—	—	1
Net cash used in investing activities	(1,156)	(1,836)	(931)
CASH FLOWS FROM FINANCING ACTIVITIES
Partners/Members' contributions	255	148	1,032
Partners/Members' distributions	(209)	(760)	(977)
Proceeds from differential membership investors	19	266	702
Payments to differential membership investors	(16)	(7)	—
Proceeds from short-term debt	—	325	—
Repayments of short-term debt	(12)	(313)	—
Change in amounts due to related party	4	(20)	—
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	702	—
Issuances of long-term debt	771	1,369	15
Deferred financing costs	(10)	(17)	(3)
Retirements of long-term debt	(640)	(395)	(377)
Proceeds from issuance of common units - net	645	343	438
Net cash provided by financing activities	807	1,641	830
Effect of exchange rate changes on cash	4	(7)	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17)	53	79
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	164	111	32
CASH AND CASH EQUIVALENTS - END OF YEAR	$147	$164	$111
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$166	$110	$73
Members’ noncash contributions for construction costs and other	$89	$318	$907
Change in noncash investments in equity method investees - net	$79	$25	$67
Members’ net distributions for CITC payments	$—	$—	$147
Partners/Members' noncash distributions	$32	$42	$496
Assumption of debt and acquisition holdbacks in connection with Texas pipelines acquisition	$—	$1,078	$—
Change in accrued CITCs resulting in reduction to property, plant and equipment - net	$2	$13	$—
Asset retirement obligation additions	$20	$5	$13
Accrued but not paid for capital and other expenditures	$3	$265	$170
Noncash reclassification of distributions to due from related parties	$—	$—	$44
Noncash member contribution upon transition from predecessor method	$19	$3	$62
Change in goodwill related to change in purchase accounting valuation	$6	$—	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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

NEP OpCo is a limited partnership with a general partner and limited partners. As a result of the IPO, NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2016, NEP owned an approximately 34.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.2% limited partner interest in NEP OpCo.

In connection with the IPO, NEP acquired a portfolio of clean, contracted renewable energy assets (initial portfolio) which included approximately 989 megawatts (MW) of wind and solar energy generating facilities located in the United States (U.S.) and Canada. During 2016 and 2015, NEP expanded its portfolio through the acquisition of additional wind and solar generating facilities from NextEra Energy Resources, LLC (NEER) and, in 2015, the acquisition of seven natural gas pipeline assets (Texas pipelines) from a third party. See Note 3.

2. Summary of Significant Accounting and Reporting Policies

Basis of presentation - NEP’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. For all periods prior to the IPO, the consolidated financial statements represent the combination of the net assets that NEP acquired and were prepared using NEE’s historical basis in the assets acquired and liabilities assumed. For all periods subsequent to the IPO, the consolidated financial statements represent the consolidated results of NEP. The financial statements prior to the IPO include certain allocations related to income taxes from NEE. Management believes the assumptions and methodology underlying the allocations are reasonable. However, such allocations may not be indicative of the actual level of assets, liabilities and costs that would have been incurred by the predecessor if it had operated as an independent, publicly-traded company during the periods prior to the IPO or of the costs expected to be incurred in the future. The consolidated financial statements include NEP’s accounts and operations and those of its subsidiaries in which NEP has a controlling interest. The acquisitions from NEER described in Note 3 (the common control acquisitions) were a transfer of assets between entities under common control, which require them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements have been retrospectively adjusted to include the historical results of the common control acquisitions prior to their respective acquisition dates. Adjustments related to the historical results of the common control acquisitions are attributable to noncontrolling interest for all periods prior to the date the project was acquired by NEP.

All intercompany transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Following the IPO, NEP presents as cash in its consolidated statements of cash flows certain financing transactions with related parties where it does not directly receive the cash.

Revenue Recognition - Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements, Feed-in-Tariff (FIT) agreements and Renewable Energy Standard Offer Program (RESOP) agreements (collectively, PPAs) and natural gas transportation agreements. Certain PPAs are accounted for as operating leases. GAAP requires minimum lease payments to be recognized over the term of the lease and contingent rents to be recorded when the achievement of the contingency becomes probable. None of the operating leases have minimum lease payments, so revenue from these contracts is recognized as energy and any related renewable energy attributes are delivered. Contingent rental revenues from these contracts were approximately $430 million, $391 million and $258 million in 2016, 2015 and 2014, respectively.

Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs, or natural gas transportation services are performed.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2016, 2015 and 2014 approximately $265 million, $154 million and $95 million, respectively, of NEP's consolidated revenues were attributable to foreign countries, primarily related to its Canadian operations and, in 2016 and 2015, its contract with a Mexican counterparty.

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standards update will be effective for NEP beginning January 1, 2018 with early adoption on January 1, 2017 permitted. The standards update may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method).

NEP is currently reviewing individual contracts in order to determine the impact, if any, this standards update will have on its consolidated financial statements. A number of industry-specific implementation issues are still unresolved and the final resolution of certain of these issues could impact NEP's current accounting policies and/or revenue recognition patterns. NEP currently anticipates adopting this standards update on January 1, 2018 using the modified retrospective method.

Income Taxes - For periods prior to the date a project is acquired by NEP (NEP acquisition date), income taxes are calculated on the predecessor method using the separate return method for the renewable energy projects structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships).

For periods after the NEP acquisition date, taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to both the U.S. and Canadian projects, allocated by NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers, and therefore, NEP recognizes in income all of the Canadian taxes.

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

Foreign Operations and Currency Translation - NEP’s reporting currency is the U.S. dollar. The functional currency for its Canadian project companies is the Canadian dollar because Canada is the primary economic environment in which they conduct their Canadian operations. The assets and liabilities of the Canadian project companies are translated to U.S. dollars at exchange rates at the balance sheet date. The income and expenses of the Canadian project companies are translated to U.S. dollars at exchange rates in effect during each respective period. The translation adjustment is recorded in accumulated other comprehensive loss (AOCI).

Noncontrolling Interest - After the completion of NEP's IPO and as of December 31, 2014, NEP owned a controlling, non-economic general partner interest and an approximately 20.1% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 79.9% limited partner interest in NEP OpCo. Distributions to the noncontrolling interest are reflected as Partners/Members' distributions in the consolidated statements of cash flows. NEP's limited partner interest in NEP OpCo increased to approximately 34.8% and 23.2% as of December 31, 2016 and 2015, respectively. See Note 9 - Equity. In addition, as part of the acquisition of the Texas pipelines, a subsidiary of NEP acquired a 90% controlling interest in one of the pipelines and a non-affiliated party owns the remaining 10% interest. See Note 3.

Equity - Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. Prior to the IPO, NEE's ownership interest in the NEP predecessor entity is reflected as additional paid in capital and retained earnings and accumulated other comprehensive loss on the consolidated statements of changes in equity.

NextEra Energy Partner GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2016 and 2015.

Limited partners' equity at December 31, 2016 and 2015 reflects the investment of NEP unitholders, changes to net income attributable to NEP, distributions of available cash to unitholders and other contributions from or distributions to NEP unitholders. Accumulated other comprehensive loss at December 31, 2016 and 2015 reflects comprehensive income attributable to NEP.

Noncontrolling interest at December 31, 2016 and 2015 reflects the equity attributable to NEE based on the initial contribution as part of the IPO, the net income and other comprehensive income attributable to noncontrolling interest subsequent to the IPO and contributions to or distributions from noncontrolling interest.

Property, Plant and Equipment - net - Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations, transmission lines and pipeline facilities. Property, plant and equipment, excluding land and perpetual rights-of-way, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to 50 years, commencing on the date the assets are placed in service or acquired. See Note 7. Maintenance and repairs of property, plant and equipment are charged to O&M expense as incurred.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, plant and equipment - net on NEP's consolidated balance sheets includes construction work in progress which reflects construction materials, other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. Interest capitalized for the years ended December 31, 2016, 2015 and 2014 was approximately $1 million, less than $1 million and approximately $4 million, respectively. Upon commencement of plant or pipeline operations, costs associated with construction work in progress are transferred to the appropriate category in property, plant and equipment - net.

Convertible Investment Tax Credits (CITCs) of approximately $701 million and $699 million as of December 31, 2016 and 2015, respectively, are recorded as a reduction in property, plant and equipment - net on the consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. At December 31, 2013, NEP had recorded a CITC receivable of approximately $180 million associated with one of its solar projects. Of this receivable, $177 million was collected in 2014 with the remaining $3 million recorded as an adjustment to property, plant and equipment - net.

Total net long-lived assets, including construction work in progress, held by operations located in Canada amounted to approximately $881 million and $879 million as of December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on the consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded as of December 31, 2016 and 2015.

Restricted Cash - At December 31, 2016 and 2015, approximately $27 million and $13 million, respectively, of current restricted cash on NEP's consolidated balance sheets represents cash to fund certain construction costs. The remaining current restricted cash and approximately $8 million and $3 million of other non-current assets on NEP's consolidated balance sheets at December 31, 2016 and 2015, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk - Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. NEP has a limited number of counterparties, the majority of which are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. However, management does not believe significant credit risk exists at December 31, 2016, because of the creditworthiness of the counterparties. Substantially all amounts due from such counterparties at December 31, 2016 have been collected.

During 2016, NEP derived approximately 19%, 18% and 16% of its consolidated revenue from its contracts with Pacific Gas and Electric Company, Mex Gas Supply S.L. and the Independent Electricity System Operator (IESO), respectively.

Inventories - Spare parts inventories are carried at the lower of weighted-average cost or market and are included in other current assets on NEP’s consolidated balance sheets. Spare parts inventories were approximately $16 million and $14 million as of December 31, 2016 and 2015, respectively.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets - Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the assets exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. At December 31, 2016 and 2015, no impairment adjustments were necessary.

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

Goodwill and Indefinite-Lived Intangible Assets - During 2015, NEP recorded goodwill related to the acquisition of NET Holdings Management, LLC discussed in Note 3. Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by applying a fair value-based analysis. NEP completed the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1 and determined, based on the results, that no goodwill impairment charge was required.

Intangible Asset - Customer Relationships - At December 31, 2016 and 2015, NEP's consolidated balance sheets reflect intangible asset - customer relationships related to the acquisition of NET Holdings Management, LLC discussed in Note 3. Intangible asset - customer relationships are amortized on a straight-line basis over the estimated useful life of approximately 40 years. For the years ended December 31, 2016 and 2015, amortization expense was approximately $18 million and $4 million, respectively, and is expected to be approximately $18 million in each of the next five years.

Derivative Instruments and Hedging Activities - Derivative instruments, when required to be marked to market, are recorded on NEP’s consolidated balance sheets as either an asset or a liability measured at fair value. In January 2016, NEP discontinued hedge accounting for its cash flow hedges related to interest rate contracts. Prior to 2016, NEP generally assessed the effectiveness of its designated cash flow hedging instruments by using non-statistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. See Note 6.

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

Long-term Debt Costs - NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other non-current liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP added approximately $10 million and $16 million of debt issuance costs during the years ended December 31, 2016 and 2015, respectively. The amortization of debt issuance costs totaled approximately $8 million, $7 million and $6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in interest expense in NEP’s consolidated statements of income. See Note 9 - Debt.

Asset Retirement Obligations - Asset retirement obligations are those for which a legal obligation exists under laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing or method of settlement may be conditioned on a future event.

NEP accounts for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in NEP’s consolidated statements of income. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.

NEP recorded accretion expense of approximately $4 million, $2 million and $1 million in 2016, 2015 and 2014, respectively. Additional AROs were established amounting to approximately $20 million in 2016 primarily reflecting the effect of revised cost estimates for decommissioning certain of NEP's renewable energy sites.

Investments in Unconsolidated Entities - NEP accounts for the investments in its unconsolidated entities under the equity method. NEP’s share of earnings (losses) in the unconsolidated entities is included in equity in losses of non-economic ownership interests and equity in earnings of equity method investee in the consolidated statements of income. NEP records losses of the unconsolidated entities only to the extent of its investment. All equity in losses of the non-economic ownership interests is allocated to net income attributable to noncontrolling interest. See Note 3 and Note 8.

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold differential membership interests in six wind projects to third-party tax equity investors. The holders of the differential membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for ten years. The tax equity investors will also make ongoing deferred contingent capital contributions based on the production and sale of electricity that generates production tax credits under Section 45 of the Internal Revenue Code of 1986, as amended. The transactions are not treated as a sale, but as a financing, under the accounting rules and the proceeds received are deferred and recorded as a liability in deferral related to differential membership interests on NEP's consolidated balance sheets. As of December 31, 2016 and 2015, this liability includes approximately $5 million and $7 million of deferred financing costs, net of accumulated amortization, respectively. The deferred amount is being recognized in benefits

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with differential membership interests - net in NEP's consolidated statements of income as the tax equity investors receive their portion of the economic attributes. NEP operates and manages the six wind projects, and consolidates the entities that directly and indirectly own the six wind projects.

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

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments; and a right-of-use asset for all leases (with the exception of short-term leases). The standards update will be effective for NEP beginning January 1, 2019. Early adoption is permitted. Lessees and lessors must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. NEP is currently reviewing its portfolio of contracts and is in the process of determining the proper application of the standards update in order to determine the impact the adoption will have on its consolidated financial statements, including timing of adoption.

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

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects under construction in California. The solar projects reached final commercial operations in 2016 and have a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects and construction of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer.

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

In October 2015, a subsidiary of NEP completed the acquisition from NEER of Jericho Wind BC Holdings, ULC, which indirectly owns a 149 MW wind generating facility, Jericho, located in Ontario, Canada, for approximately $229 million, plus the assumption of approximately CAD $392 million in existing debt. As part of this acquisition and included in the cash consideration, a subsidiary of NEP acquired an approximately CAD $43 million receivable from a subsidiary of NEER (Jericho related party note receivable) relating to operational performance issues at this facility. The Jericho related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum and matures in September 2035. In December 2015, the related receivable agreement was amended such that the principal payments are now payable annually in December, accompanied by the next twelve months' interest. During the years ended December 31, 2016 and 2015, NEP received payments of approximately CAD $4 million and CAD $5 million, respectively. The Jericho related party note receivable, interest and related payments are reflected in noncontrolling interest on the consolidated financial statements.

On March 1, 2016, a subsidiary of NEP completed the acquisition from NEER of Seiling Wind Investments, LLC, which indirectly owns two wind generation facilities, Seiling I and Seiling II, with a combined generating capacity of approximately 299 MW, located

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in Dewey and Woodward counties, Oklahoma, for approximately $323 million, plus working capital of $3 million and the assumption of $257 million in existing liabilities related to differential membership interests. As part of this acquisition and included in the cash consideration, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at this facility. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. During the year ended December 31, 2016, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interest on the consolidated financial statements.

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

On October 28, 2016, a subsidiary of NEP completed the acquisition from NEER of an indirect 24% interest in Desert Sunlight Investment Holdings, LLC (Desert Sunlight) for $218 million, plus an adjustment of approximately $10 million related to working capital (including post-closing adjustments). Desert Sunlight owns two project entities, which together make up the Desert Sunlight Solar Energy Center, a 550 MW solar generation plant located in Riverside County, California. NEER retained an interest in Desert Sunlight and will remain the managing member.

The acquisitions from NEER discussed above are collectively referred to as the common control acquisitions. The common control acquisitions were transfers of assets between entities under common control, which require them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

As part of its growth strategy, on October 1, 2015, a subsidiary of NEP acquired 100% of the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. One of the acquired pipelines is subject to a 10% noncontrolling interest. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $706 million in existing debt of the Texas pipeline business and its subsidiaries at closing and excluded post-closing working capital adjustments of approximately $2 million. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017 (indemnity holdback). NEP incurred approximately $13 million in acquisition-related costs during the year ended December 31, 2015 which are reflected in other - net in the consolidated statements of income.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on October 1, 2015 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interest, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition consists largely of growth opportunities from the Texas pipeline business. Approximately $380 million of the goodwill is expected to be deductible for income tax purposes over a 15-year period.

The contingent holdback discussed above was payable if the Texas pipelines entered into one or more written contracts by December 31, 2016 related to the financial performance and capital expenditure thresholds discussed above. A liability of approximately $186 million was recognized as of the acquisition date for each of the contingent holdback and the indemnity holdback, reflecting the fair value of the expected future payments and was reflected as acquisition holdbacks on the consolidated balance sheets at December 31, 2015. See Note 5 - Contingent Consideration for a discussion of the change in estimated fair value of the contingent holdback during 2016. Subsequent to the acquisition, the present value of the indemnity holdback increased to approximately $199 million as of December 31, 2016.

Upon closing of the acquisition, a subsidiary of NEP assigned gas commodity agreements acquired in the transaction to a subsidiary of NEER. See Note 11 - Transportation and Fuel Management Agreements. The assignment is reflected as a related party distribution on the consolidated statements of changes in equity.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2016, NEP recorded adjustments to the purchase price allocation which increased the goodwill by approximately $6 million, decreased property, plant and equipment - net by $4 million and increased noncontrolling interest by $2 million.

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

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the acquisition of the Texas pipeline business been completed on January 1, 2014 are as follows:

	Years Ended December 31,
	2015	2014
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$572	$406
Pro forma operating income	$251	$173
Pro forma net income	$94	$27
Pro forma net income (loss) attributable to NEP	$9	$(6)

The unaudited pro forma consolidated results of operations include adjustments to:

•	reflect the historical results of the Texas pipeline business beginning on January 1, 2014, excluding certain operations which were not acquired by NEP;

•	reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - customer relationships;

•	reflect additional interest expense related to financing transactions to fund the acquisition; and

•	reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction been made at the beginning of the periods presented or the future results of the consolidated operations.

4. Income Taxes

The components of income before income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	(millions)
U.S.	$359	$79	$55
Foreign	42	48	28
Income before income taxes	$401	$127	$83

The components of income tax expense are as follows:

	Years Ended December 31,
	2016	2015	2014
	(millions)
Federal:
Current	$—	$4	$9
Deferred	53	13	(21)
Total federal	53	17	(12)
State:
Current	—	—	—
Deferred	8	(1)	(7)
Total state	8	(1)	(7)
Foreign:
Current	1	5	3
Deferred	(6)	4	2
Total foreign	(5)	9	5
Total income tax expense (benefit)	$56	$25	$(14)

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2016	2015	2014
	(millions)
Income tax expense at 35% statutory rate	$141	$44	$29
Increases (reductions) resulting from:
Taxes attributable to U.S. noncontrolling interest	(74)	(13)	(6)
State income taxes, net of federal tax benefit	5	(1)	(4)
CITCs	—	(1)	(21)
PTCs	—	(2)	(3)
Valuation allowance	(1)	3	(9)
Effect of flow through entities and foreign tax differential	(6)	(4)	(4)
U.S. taxes on foreign earnings	4	2	1
Withholding taxes, net of U.S. federal tax	(2)	(3)	1
Effect of Canadian tax restructuring, net of U.S. federal tax	(11)	—	—
Change in tax status	—	—	2
Income tax expense (benefit)	$56	$25	$(14)

The effective tax rate was approximately 14%, 20% and (17)% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2016	2015
	(millions)
Deferred tax liabilities:
Property	$(51)	$(116)
Investment in partnership	—	(87)
Withholding taxes	—	(4)
Other	(3)	(2)
Total deferred tax liabilities	(54)	(209)
Deferred tax asset:
Net operating loss	184	265
Investment in partnership	68	83
Tax credit carryforwards	5	23
Power purchase agreements	2	2
Net unrealized gains	5	5
Other	1	7
Valuation allowance	(1)	(15)
Total deferred tax asset	264	370
Net deferred tax asset	$210	$161

Deferred tax assets and liabilities included on the consolidated balance sheets are as follows:

	December 31,
	2016	2015
	(millions)
Deferred income taxes - assets	$255	$204
Deferred income taxes - liabilities	(45)	(43)
Net deferred income taxes	$210	$161

The components of deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2016 are as follows:

	Amount	Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$168	2034 - 2036
State	16	2024 - 2036
Total net operating loss carryforwards	$184
Tax credit carryforwards	$5	2019 - 2036

During 2014, NEP recorded a liability related to an unrecognized tax benefit of prior year tax positions of approximately $4 million. Due to foreign currency translation, such liability was approximately $3 million at December 31, 2016. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $3 million. The open tax years in all jurisdictions are 2012 through 2015.

5. Fair Value Measurements

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEP uses several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measured at fair value. Transfers between fair value hierarchy levels occur at the beginning of the period in which the transfer occurred.

Cash Equivalents and Restricted Cash Equivalents - The fair value of money market funds that are included in cash and cash equivalents, restricted cash and other non-current assets on the consolidated balance sheets is estimated using a market approach based on current observable market prices.

Interest Rate and Foreign Currency Contracts - NEP estimates the fair value of its derivatives using an income approach, based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates, foreign currency exchange rates and credit profiles. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$66	$—	$66	$63	$—	$63
Restricted cash equivalents	29	—	29	5	—	5
Foreign currency contracts	—	1	1	—	2	2
Interest rate contracts	—	15	15	—	2	2
Total assets	$95	$16	$111	$68	$4	$72
Liabilities:
Interest rate contracts	—	44	44	—	68	68
Total liabilities	$—	$44	$44	$—	$68	$68

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,586	$3,680	$3,435	$3,532
____________________

(a)
As of December 31, 2016, approximately $2,808 million of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

Contingent Consideration - NEP recorded a liability related to a contingent holdback as part of the Texas pipelines acquisition. See Note 3. Contingent consideration is required to be reported at fair value at each reporting date. NEP determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. In 2016, NEP recorded fair value adjustments to eliminate the entire contingent holdback as the contracts contemplated in the acquisition were not executed by December 31, 2016. The fair value adjustments are reflected as revaluation of contingent consideration in NEP's consolidated statements of income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Derivative Instruments and Hedging Activity

NEP recognizes all derivative instruments, when required to be marked to market, on the consolidated balance sheets as either assets or liabilities and measures them at fair value each reporting period. In connection with certain of its outstanding and expected future debt issuances and borrowings, NEP entered into interest rate contracts to manage interest rate cash flow risk. These agreements allow NEP to offset the variability of its floating-rate interest cash flows with the variable interest cash flows received from the interest rate contracts. In January 2016, NEP discontinued hedge accounting related to interest rate contracts and, therefore, all changes in the derivatives' fair value are recognized in interest expense in NEP's consolidated statements of income. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At December 31, 2016 and 2015, the combined notional amounts of the interest rate contracts were approximately $2,119 million and $1,277 million, respectively.

At December 31, 2016, NEP's AOCI included amounts related to discontinued cash flow hedges which have expiration dates through 2033. Approximately $7 million of net losses included in AOCI at December 31, 2016, is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

During 2016 and 2015, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of December 31, 2016 and 2015, the notional amount of the foreign currency contracts was approximately $46 million and $54 million, respectively. During 2016 and 2015, NEP recorded approximately $1 million of losses and $3 million of gains, respectively, related to the foreign currency contracts in other - net in the consolidated statements of income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions at December 31, 2016 and 2015, as required by disclosure rules, as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2016
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$17	$46
Foreign currency contracts	1	—	1	—
Total fair values	$16	$44	$18	$46

Net fair value by balance sheet line item:
Other current assets			$1
Other non-current assets			17
Current derivative liabilities				$18
Other non-current liabilities				28
Total derivatives			$18	$46

	December 31, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$1	$22	$1	$46	$5	$71
Foreign currency contracts	—	—	2	—	2	—
Total fair values	$1	$22	$3	$46	$7	$71

Net fair value by balance sheet line item:
Other current assets					$2
Other non-current assets					5
Current derivative liabilities						$22
Other non-current liabilities						49
Total derivatives					$7	$71

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2016	2015	2014
	(millions)
Interest rate contracts:
Losses recognized in other comprehensive income	$—	$(15)	$(26)
Losses reclassified from AOCI to interest expense	$(8)	$(6)	$(6)
Gains recognized in interest expense	$14	$8	$—

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment

Property, plant and equipment consists of the following as of December 31:

	2016	2015	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$4,452	$4,378	5 - 30
Pipeline assets, including temporary rights-of-way	771	765	50
Land improvements and buildings	187	179	25 - 30
Land, including perpetual rights-of-way	70	73
Construction work in progress	7	3
Other depreciable assets	251	225	3 - 30
Property, plant and equipment, gross	5,738	5,623
Accumulated depreciation	(687)	(501)
Property, plant and equipment - net	$5,051	$5,122
___________________________

(a)	Approximately 99% of power generation assets represent machinery and equipment used to generate electricity with a 30-year depreciable life.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $184 million, $152 million and $97 million, respectively. A number of NEP's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $5 billion at December 31, 2016.

8. Variable Interest Entities

In February 2015, the FASB issued an accounting standards update that modified consolidation guidance. The standards update made changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. NEP adopted the standards update retrospectively beginning January 1, 2016.

As a result of the standards update, NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2016, NEP owned an approximately 34.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.2% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at December 31, 2016, NEP OpCo consolidated four VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate six wind electric generation facilities. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generation facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment - net and deferral related to differential membership interests, totaled approximately $1,647 million and $929 million at December 31, 2016, respectively, and $1,708 million and $1,260 million at December 31, 2015, respectively.

At December 31, 2016 and 2015, the 24% indirect interest in Desert Sunlight described in Note 3 is reflected as investment in equity method investee on the consolidated balance sheets. NEP is not the primary beneficiary and therefore does not consolidate this entity because it does not control any of the ongoing activities of this entity, was not involved in the initial design of this entity and does not have a controlling interest in this entity.

At December 31, 2016 and 2015, the non-economic ownership interests described in Note 3 are reflected as investments in non-economic ownership interests on the consolidated balance sheets and are attributable to noncontrolling interest. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Capitalization

Debt - NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of principal and interest. The carrying value of NEP’s long-term debt consists of the following:

		December 31,
		2016		2015
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP OpCo:
Term loans - variable(a)(b)	2018 - 2019	$600	2.87%	$600	2.57%
Revolving credit facility - variable(a)(c)	2019	—		29	2.53%
Project level:
Senior secured limited-recourse debt - fixed	2030 - 2038	1,364	5.34%	1,383	5.35%
Senior secured limited-recourse debt - variable(a)(b)	2019 - 2033	695	2.60%	755	2.43%
Bank loan(a)	2020	200	2.66%	200	2.36%
Limited-recourse revolving credit facility - variable(a)(d)	2020	150	2.73%	—
Non-recourse notes payable - fixed	2028	24	6.30%	25	6.30%
Limited-recourse term loan - variable(a)(e)	2022	604	2.97%	491	2.56%
Unamortized debt issuance costs		(53)		(51)
Unamortized discount		2		3
Total long-term debt		3,586		3,435
Less current maturities of long-term debt		78		101
Long-term debt, excluding current maturities		$3,508		$3,334
________________________

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate contracts, primarily swaps, have been entered into for a majority of these debt issuances. See Note 6.

(c)
NEP OpCo and its direct subsidiaries (Loan Parties) are parties to the $250 million variable rate, senior secured revolving credit facility (NEP OpCo credit facility). It includes borrowing capacity for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $1 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.375% to 0.50% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). In February 2017, $10 million was drawn on the NEP OpCo credit facility.

(d)
The limited-recourse revolving credit facility provides up to $150 million of revolving credit loans if certain conditions are satisfied, including, among other things, meeting a leverage ratio at the time of any borrowing that does not exceed a specified ratio.

(e)	In 2016, a construction loan credit facility converted to a term loan.

Minimum annual maturities of long-term debt are approximately $78 million, $609 million, $213 million, $454 million and $144 million for 2017, 2018, 2019, 2020 and 2021, respectively.

The long-term debt agreements listed above contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents including financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum interest coverage ratio. Additionally, under the NEP OpCo credit facility, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the NEP OpCo credit facility and the NEP OpCo term loans are guaranteed by NEP OpCo and NEP.

This NEP OpCo credit facility contains various covenants and restrictive provisions that limit NEP OpCo’s ability to, among other things:

•incur or guarantee additional debt;
•make distributions on or redeem or repurchase common units;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of projects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2016, NEP's subsidiaries were in compliance with all financial debt covenants under their respective financing agreements; however, one project was unable to fully fund its debt reserve by approximately $2 million.

Equity - During 2016, 2015 and 2014, NEP distributed approximately $55 million, $20 million and $4 million, respectively, to its unitholders. In addition, NEP paid approximately $19 million in distributions to its unitholders in February 2017.

In 2015, a subsidiary of NEE purchased 27,000,000 of NEP OpCo's common units for $702 million. The proceeds of such sales were used to fund project acquisitions, repay outstanding debt and for general business purposes.

Also in 2015, NEP established an at-the-market equity issuance program (ATM program) pursuant to which NEP may issue, from time to time, up to $150 million of its common units, which gives NEP the flexibility to issue new units when the price is acceptable. During the years ended December 31, 2016 and 2015, NEP issued 552,210 and 887,070 common units, respectively, under the ATM program for gross proceeds of approximately $16 million and $26 million, respectively. Fees related to the ATM program totaled less than $1 million in 2016 and 2015.

The issuances of common units under various offerings during 2016 and 2015 resulted in an increase of NEP's limited partner interest in NEP OpCo to approximately 34.8% and 23.2% as of December 31, 2016 and 2015, respectively.

If, at any time, NEP GP and its affiliates control more than 80% of the voting power of the sum of NEP's outstanding common units and special voting units, NEP GP will have the right, but not the obligation, to purchase all of the outstanding common units, other than those owned by NEP GP and its affiliates, at a price of the greater of the then-current market price of such common units and the highest price paid by NEP GP or its affiliates for such units during the preceding 90-day period. At December 31, 2016, NEP GP and its affiliates controlled approximately 66.1% of the voting power of NEP's outstanding common units.

10. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2013	$9	$(31)	$(15)	$(37)
Other comprehensive loss before reclassification	(24)	(35)	—	(59)
Amounts reclassified from AOCI to interest expense	5	—	—	5
Other comprehensive loss related to equity method investee	—	—	(3)	(3)
Net other comprehensive loss	(19)	(35)	(3)	(57)
Balance sheet adjustment related to transitioning from separate return method	6	—	—	6
Balances, December 31, 2014	(4)	(66)	(18)	(88)
Other comprehensive loss before reclassification	(12)	(42)	—	(54)
Amounts reclassified from AOCI to interest expense	5	—	—	5
Other comprehensive income related to equity method investee	—	—	—	—
Net other comprehensive loss	(7)	(42)	—	(49)
Balances, December 31, 2015	(11)	(108)	(18)	(137)
Other comprehensive income before reclassification	—	3	—	3
Amounts reclassified from AOCI to interest expense	7	—	—	7
Other comprehensive income related to equity method investee	—	—	2	2
Net other comprehensive income	7	3	2	12
Balances, December 31, 2016	$(4)	$(105)	$(16)	$(125)
AOCI attributable to noncontrolling interest	$(4)	$(101)	$(17)	$(122)
AOCI attributable to NextEra Energy Partners, December 31, 2016	$—	$(4)	$1	$(3)

11. Related Party Transactions

Each project entered into O&M and administrative services agreements (ASAs) with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in NEP's consolidated statements of income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, a NEP subsidiary pays an affiliate for transmission services which are reflected as operations and maintenance in NEP's consolidated statements of income. At December 31, 2016 and 2015, the net payables for these services, as well as for payroll and other payments made on behalf of these projects, were approximately $7 million and $9 million, respectively, and are included in due to related parties on NEP’s consolidated balance sheets. Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement (MSA) - Effective July 1, 2014, NEP and certain subsidiaries of NEP entered into a MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the years ended December 31, 2016, 2015 and 2014 include approximately $42 million, $6 million and $2 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) - Effective July 1, 2014, NEP OpCo entered into a CSCS agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2016, 2015 and 2014 include approximately $3 million, $2 million and less than $1 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amounts held in accounts belonging to NEER or its subsidiaries as of December 31, 2016 and 2015, were approximately $65 million and $66 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. At December 31, 2016, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $721 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payment of construction-related expenses that were not yet paid before the sale of the differential membership interests in VIEs as well as payments due by the VIEs and the indemnifications to the VIEs' respective investors. As of December 31, 2016, NEER guaranteed a total of approximately $77 million related to these obligations.

Due to Related Party - Non-current amounts due to related party on NEP's consolidated balance sheets represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on NEP’s consolidated balance sheets.

Development, Engineering and Construction Commitments - During the years ended December 31, 2015 and 2014, NEER purchased and contributed approximately $24 million and $1 million, respectively, under several engineering, procurement and construction contracts related to the procurement of materials and services for certain NEP assets which were acquired while under

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

construction and for which costs were capitalized in construction work in progress. There were no such purchases or contributions in the year ended December 31, 2016.

Transportation and Fuel Management Agreements - In connection with the acquisition of the Texas pipeline business described in Note 3, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2016 and 2015, NEP recognized approximately $12 million and $5 million respectively, in revenues related to the transportation and fuel management agreements. At December 31, 2016 and 2015, approximately $1 million and $2 million, respectively, included in due from related parties reflects amounts due from the NEER subsidiary under the transportation and fuel management agreements.

12. Commitments and Contingencies

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $21 million, $19 million and $16 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in O&M expenses in NEP’s consolidated statements of income.

The total minimum non-cancelable rental commitments at December 31, 2016 under these land use agreements are as follows:

Year Ending December 31,	Land Use Commitments
(millions)
2017	$10
2018	10
2019	10
2020	10
2021	10
Thereafter	276
Total minimum land use payments	$326

One of NEP’s solar project's land leases includes a right-of-way lease/grant that provides for payments to the U.S. Bureau of Land Management (BLM) for the right to use the public lands upon which the project is located. The lease may be renewed at expiration at the solar project's option and will be subject to the regulations existing at the time of renewal. In connection with the terms of this lease, the solar project obtained a surety bond from a non-affiliated party in favor of the BLM for $23 million. The surety bond remains in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is furnished. Certain varying lease payments are considered contingent rent and, therefore, expense is recognized as incurred.

Letter of Credit Facilities - Two of NEP's projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $119 million in the aggregate. These LOC facilities have maturity dates of August 2017 to June 2022. Approximately $97 million of LOCs are outstanding as of December 31, 2016 and primarily relate to debt service reserves and security for certain of the projects' agreements, including a PPA.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

13. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per unit amounts)
2016
Operating revenues(b)	$171	$182	$186	$176
Operating income(c)	$73	$79	$79	$58
Net income(d)	$(12)	$38	$133	$185
Net income attributable to NEP	$5	$8	$27	$42
Earnings per unit - basic and assuming dilution	$0.14	$0.19	$0.62	$0.78
Distributions per unit	$0.31	$0.32	$0.33	$0.34
High-low common unit sales prices	$29.23 - $24.88	$30.38 - $26.01	$31.73 - $27.85	$28.72 - $23.97
2015
Operating revenues(b)	$108	$125	$115	$146
Operating income(c)	$44	$58	$48	$62
Net income(d)	$26	$32	$19	$24
Net income attributable to NEP	$2	$4	$1	$5
Earnings per unit - basic and assuming dilution	$0.08	$0.16	$0.05	$0.16
Distributions per unit	$0.20	$0.21	$0.24	$0.27
High-low common unit sales prices	$45.25 - $33.70	$48.23 - $39.62	$41.26 - $19.34	$31.67 - $20.99
______________________

(a)
In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of NEP's business, and in 2015 reflect the acquisition of the Texas pipeline business on October 1, 2015. The sum of the quarterly amounts may not equal the total for the year due to rounding.

(b)
Operating revenues include increases of approximately $6 million, $11 million and $5 million for the quarterly periods ended March 31, 2016, June 30, 2016 and December 31, 2015, respectively, from previously reported amounts reflecting retrospective adjustments for common control acquisitions.

(c)
Operating income includes an increase of approximately $4 million and a decrease of $2 million for the quarterly periods ended June 30, 2016 and December 31, 2015, respectively, from previously reported amounts reflecting retrospective adjustments for common control acquisitions.

(d)
Net income includes increases of approximately $2 million, $10 million, $6 million, $1 million, $4 million and $6 million for the quarterly periods ended March 31, 2016, June 30, 2016, September 30, 2016, March 31, 2015, June 20, 2015 and September 30, 2015, respectively, from previously reported amounts reflecting retrospective adjustments for common control acquisitions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2016, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2016.

Internal Control Over Financial Reporting

(a)    Management's Annual Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data.

(b)     Attestation Report of the Independent Registered Public Accounting Firm

See Item 8. Financial Statements and Supplementary Data.

(c)    Changes in Internal Control Over Financial Reporting

NEP is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout NEP. However, there has been no change in NEP's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during NEP's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NEP's internal control over financial reporting.

Item 9B.  Other Information

None

PART III - OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

Management of NEP

NEP’s general partner, NEP GP, manages NEP’s operations and activities through the directors and officers of NEP GP. NEP GP is not selected by NEP’s unitholders and may only be removed in certain limited circumstances. Unitholders are not entitled to elect the directors of NEP GP, which have been appointed by NEE, or to directly or indirectly participate in NEP’s management or operations.

Directors and Executive Officers of NEP GP

The executive officers of NEP GP manage the day-to-day affairs of NEP’s business. All of NEP GP’s executive officers are employees of NEE and devote such portion of their time to NEP’s business and affairs as is required to manage and conduct NEP’s operations in accordance with the MSA, under which NEE Management has agreed to provide or arrange for the provision of management, operations and administrative services to NEP and its subsidiaries. See Item 13 - Management Services Agreement.

The executive officers and directors of NEP GP as of February 23, 2017 are as follows:

Name	Age	Position with NextEra Energy Partners GP, Inc.
James L. Robo	54	Chairman of the Board and Chief Executive Officer, Director
Susan Davenport Austin	49	Director
Robert J. Byrne	55	Director
Mark E. Hickson	50	Executive Vice President, Strategy and Corporate Development, Director
John W. Ketchum	46	Chief Financial Officer, Director
Peter H. Kind	60	Director
Armando Pimentel, Jr.	54	President, Director
Charles E. Sieving	44	General Counsel, Director
Terrell Kirk Crews, II	38	Controller and Chief Accounting Officer
Paul I. Cutler	57	Treasurer and Assistant Secretary

The directors of NEP GP hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors of NEP GP.

Mr. Robo was appointed as the chairman of the board, chief executive officer and a director of NEP GP in March 2014. Mr. Robo has also served as chairman of the board of NEE since December 13, 2013, and president, chief executive officer and a director, of NEE since July 2012. He is also chairman of NEE’s subsidiary, Florida Power & Light Company. Prior to his succession to the role of chief executive officer of NEE, he had served as president and chief operating officer of NEE since 2006. Mr. Robo joined NEE as vice president of corporate development and strategy in 2002 and became president of NEER later in 2002. He is a director of J.B. Hunt Transport Services, Inc. (since 2002), and has served as J.B. Hunt’s lead independent director since 2012.

Ms. Austin was appointed as an independent director of NEP GP in February 2015. Since October 2014, Ms. Austin has been a senior managing director with Brock Capital LLC, an investment banking firm focusing on strategic and corporate advisory services. In addition, she serves as vice chairman of Sheridan Broadcasting Corporation (SBC), a radio broadcasting company, where she has served in a leadership capacity since joining the company in 2002 as vice president of strategic planning and treasurer. In 2004, Ms. Austin became president of the Sheridan Gospel Network and, in 2007, was named senior vice president and chief financial officer of SBC. She was promoted to vice chairman of SBC in July 2013. Prior to joining SBC, Ms. Austin spent 10 years in investment banking, specializing in telecommunications and media finance. Ms. Austin serves as an independent trustee or director of certain Prudential Insurance mutual funds (since 2011).

Mr. Byrne was appointed as an independent director of NEP GP in July 2014. He has served as a director of Masonite International Corporation, one of the largest manufacturers of doors in the world, since 2009 and has been chairman of the board of Masonite International Corporation since 2010. Mr. Byrne is the founder and has served as the President of Power Pro-Tech Services, Inc., which specializes in the installation, maintenance and repair of emergency power and solar photovoltaic power systems since 2002. From 1999 to 2001, Mr. Byrne was Executive Vice President and Chief Financial Officer of EPIK Communications, a start-up telecommunications company which merged with Progress Telecom in 2001 and was subsequently acquired by Level 3 Communications Inc. Having begun his career in investment banking, Mr. Byrne served as Partner at Advent International, a global private equity firm, from 1997 to 1999 and immediately prior to that, from 1993 to 1997, served as a Director of Orion Capital Partners.

Mr. Hickson was appointed as executive vice president, strategy and corporate development of NEP GP in February 2017 and a director in February 2015. Since May 2016, Mr. Hickson has also served as senior vice president, corporate development, strategy, quality and integration for NEE. Previously, he had also served, from March 2014 to February 2017, as vice president, strategy and corporate development for NEP and, from February 2015 to May 2016, as senior vice president, corporate development and strategic initiatives and, from May 2012 to February 2015, as vice president, strategy and corporate development for NEE. From 1997 to April 2012, Mr. Hickson served as managing director in Global Mergers and Acquisitions at Merrill Lynch & Co.

Mr. Ketchum was appointed as chief financial officer and a director of NEP GP in March 2016. Since March 2016, Mr. Ketchum has also served as chief financial officer and executive vice president-finance of NEE. Previously, Mr. Ketchum served as NEE’s Senior Vice President, Finance since February 2015. From December 2013 to February 2015, he was Senior Vice President, Business Management and Finance and from December 2012 to December 2013, he was Senior Vice President, Business Management of NEER. Mr. Ketchum served as Vice President, General Counsel & Secretary of NEER from June 2009 to December 2012. Mr. Ketchum joined NEE in 2002 and held various business, finance and legal roles prior to being named Vice President, General Counsel & Secretary of NEER. Prior to joining NEE in 2002, Mr. Ketchum served as corporate counsel to TECO Energy and as a corporate and securities law associate for Holland & Knight, LLP in Tampa, Florida. He began his career as a tax lawyer for Lathrop & Gage in Kansas City, Missouri, and, prior to that, worked in corporate banking.

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

Mr. Pimentel was appointed as the president and a director of NEP GP in March 2014. Mr. Pimentel also serves as the president and chief executive officer of NEER, a position he has held since 2011. Mr. Pimentel joined NEE in 2008 as executive vice president-finance and became chief financial officer later in 2008. Prior to joining NEE, Mr. Pimentel was a partner at Deloitte & Touche LLP (Deloitte & Touche) and held various client and leadership positions in the financial services and energy industries. He also led Deloitte & Touche’s power and utilities business segment.

Mr. Sieving was appointed as general counsel and a director of NEP GP in March 2014. He has also served as executive vice president and general counsel of NEE since 2008.

Mr. Crews was appointed as the controller and chief accounting officer of NEP GP in September 2016. Mr. Crews has served as vice president of NEE since April 2016 and has served as vice president, controller and chief accounting officer for NEE since September 2016. From July 2015 to April 2016, he was a partner in the national office of Deloitte & Touche. From June 2013 to June 2015, Mr. Crews served as a professional accounting fellow in the Office of the Chief Accountant of the SEC. From June 2010 to June 2013, Mr. Crews was an audit service senior manager at Deloitte & Touche.

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

The NYSE standards and Rule 10A-3 under the Securities Exchange Act of 1934 (Exchange Act) include an additional requirement that members of the audit committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from NEP other than their director compensation.

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

Audit Committee

NEP GP’s board of directors has an audit committee composed of Messrs. Byrne (Chair) and Kind and Ms. Austin, each of whom satisfy the independence standards of the NYSE and the Exchange Act. These standards are also set forth or referred to in the corporate governance principles & guidelines, which is available on NEP’s website at www.nexteraenergypartners.com. The board of directors of NEP GP has determined that each member of the audit committee satisfies the “financial literacy” standard of the NYSE and qualifies as an “audit committee financial expert” as such term is defined under the SEC’s regulations. The audit committee assists the board of directors in its oversight of the integrity of NEP’s financial statements and NEP’s compliance with related legal and regulatory requirements, corporate policies and controls. The audit committee has the sole authority to retain and terminate NEP’s independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by NEP’s independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of NEP’s independent registered public accounting firm. NEP’s independent registered public accounting firm is given unrestricted access to the audit committee. The audit committee met five times in 2016, and at such meetings met regularly with Deloitte & Touche, NEP’s independent registered public accounting firm, and the internal auditors, both privately and in the presence of management. A more detailed description of the audit committee’s duties and responsibilities is contained in the audit committee charter, which is available on NEP’s website at www.nexteraenergypartners.com.

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

Communications with NEP GP’s Board of Directors

NEP GP’s board of directors has established procedures by which unitholders and other interested parties may communicate with the board, any board committee or any one or more other directors. Such parties may write to one or more directors, c/o NEP GP General Counsel, NextEra Energy Partners GP, Inc., P.O. Box 14000, 700 Universe Boulevard, Juno Beach, Florida 33408. They may also contact any member of the audit committee with a concern under NEP’s code of business conduct & ethics by calling 561-694-4644.

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

Corporate Governance Principles & Guidelines/Code of Business Conduct & Ethics/Code of Ethics

NEP’s corporate governance principles & guidelines, code of business conduct & ethics and its code of ethics for senior executive and financial officers cover a wide range of business practices and procedures. The corporate governance principles & guidelines, code of business conduct and ethics & the code of ethics for senior executive and financial officers were approved by the directors of NEP GP. The code of ethics for senior executive and financial officers applies to NEP and any of its subsidiaries and NEP GP’s chairman of the board and chief executive officer, chief financial officer, president, treasurer, general counsel, controller and chief accounting officer and vice president, strategy and corporate development. The code of business conduct & ethics applies to all representatives of NEP GP and NEP and its subsidiaries, including directors, officers and employees. The corporate governance principles & guidelines, code of ethics for senior executive and financial officers and code of business conduct & ethics are available on NEP’s website at www.nexteraenergypartners.com. Any amendments or waivers of the code of ethics for senior executive and financial officers which are required to be disclosed to unitholders under SEC rules will be disclosed on NEP’s website at the address listed above. NEP will provide a copy of its code of business conduct & ethics upon request by a unitholder to the Corporate Secretary of NEP GP by mail or courier service c/o NextEra Energy Partners, LP, 700 Universe Boulevard, Juno Beach, Florida 33408, Attn: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the directors and executive officers of NEP GP file initial reports of ownership and reports of changes in ownership of NEP’s common units with the SEC. Based solely upon NEP’s review of copies of filings or written representations from the reporting persons, NEP believes that all reports for the executive officers and directors of NEP GP that were required to be filed under Section 16(a) of the Exchange Act in 2016 were filed on a timely basis.

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

Affiliates of NEE provide NEP various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to the MSA, for which NEP pays a management services fee.

In 2014, the board of directors of NEP GP adopted the NextEra Energy Partners, LP 2014 Long Term Incentive Plan (the LTIP). The LTIP is intended to: (i) provide participants in the LTIP with an incentive to contribute to NEP’s success and to manage NEP’s business in a manner that will provide for NEP’s long-term growth and profitability to benefit its unitholders and other important stakeholders, including its employees and customers; and (ii) provide a means of obtaining, rewarding and retaining key personnel. Awards may be granted to non-employee directors or other independent service providers and to individuals who are employees. The plan allows for the grant of NEP common units, options, restricted units, deferred units, performance units or other performance-based awards, unit appreciation rights and other equity-based awards, including unrestricted units. One million three hundred thousand NEP common units are authorized to be issued with respect to grants made under the plan. As of February 23, 2017, the awards under the LTIP have only been granted to the non-employee directors of NEP GP. The table below in “Non-Employee Director Compensation” sets forth the common units granted in 2016 to the non-employee directors of NEP.

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
Robert J. Byrne
Mark E. Hickson
John W. Ketchum
Peter H. Kind
Armando Pimentel, Jr.
Charles E. Sieving

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of NEP GP does not have a compensation committee. If any compensation is to be paid to NEP GP’s executive officers, the compensation would be reviewed and approved by the board of directors of NEP GP because it performs the functions of a compensation committee in the event such committee is needed. During the year ended December 31, 2016, none of the directors or executive officers of NEP GP served as a member of a compensation committee of another entity that has, or has had, an executive officer who served as a member of the board of directors of NEP GP during 2016.

Non-Employee Director Compensation

Directors of NEP GP who are employees of NEE or any of its subsidiaries do not receive any additional compensation for serving as a member of NEP GP’s board. The independent, non-employee directors serving on NEP GP’s board receive an annual cash retainer of $55,000 and an annual amount of NEP’s common units determined by dividing $105,000 by the closing price of such common units on the grant date, rounded up to the nearest ten common units. These units are generally not transferable until the director ceases to be a member of NEP GP’s board. Non-employee directors who serve as chair of the audit committee or conflicts committee receive an additional annual cash retainer of $15,000. Each director is fully indemnified by NEP GP for actions associated with being a director to the fullest extent permitted under Delaware law under a director indemnification agreement and NEP’s partnership agreement.

The following table sets forth the compensation paid to non-employee directors for service as a member of the board of directors of NEP GP for 2016:

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Susan Davenport Austin(a)	$55,000	$105,000	$—	$—	$—	$—	$155,000
Robert J. Byrne(b)	$70,000	$105,000	$—	$—	$—	$—	$170,000
Peter H. Kind(c)	$70,000	$105,000	$—	$—	$—	$—	$170,000
______________________
(a)  Ms. Austin was granted 3,890 common units in 2016 with a grant date fair value of $105,000. As of December 31, 2016, Ms. Austin owned 6,400 common units.
(b)  Mr. Byrne was granted 3,890 common units in 2016 with a grant date fair value of $105,000. As of December 31, 2016, Mr. Byrne owned 11,630 common units.
(c)  Mr. Kind was granted 3,890 common units in 2016 with a grant date fair value of $105,000. As of December 31, 2016, Mr. Kind owned 10,330 common units.

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

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners known by NEP to own more than five percent of NEP’s 54,247,705 common units that are outstanding as of February 23, 2017.

Name of Beneficial Owner	Common Units Beneficially Owned(a)	Percentage of Common Units Beneficially Owned(b)
Neuberger Berman Group LLC(c)	5,964,608	11.00%
Energy Income Partners, LLC(d)	5,286,358	9.74%
The Charger Corporation(e)	3,318,879	6.12%
FMR LLC(f)	3,117,539	5.75%
BlackRock, Inc.(g)	2,795,944	5.15%
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

(b)
NEE Equity holds non-economic Special Voting Units that provide NEE Equity with an aggregate number of votes on certain matters that may be submitted for a vote of NEP’s unitholders that is equal to the aggregate number of common units of NEP OpCo held by NEE Equity on the relevant record date. As of February 23, 2017, NEE Equity held 101,440,000 Special Voting Units. Furthermore, NEE has implemented a NEP common unit repurchase program. Under the program, another subsidiary of NEE has acquired 1,402,483 common units. In the aggregate, the Special Voting Units and common units held by subsidiaries of NEE represent approximately 66.1% of outstanding voting power on matters for which a holder of Special Voting Units is entitled to vote.

(c)
This information has been derived from a statement on Schedule 13G/A of Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC filed with the SEC on February 14, 2017 and is as of December 31, 2016. Neuberger Berman Group LLC, Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC and Neuberger Berman Investment Advisers LLC and certain affiliated persons may be deemed to beneficially own the securities in their various fiduciary capacities by virtue of the provisions of Exchange Act Rule 13d-3. Neuberger Berman Group LLC, through its subsidiaries Neuberger Berman Fixed Income Holdings LLC, NB Alternatives Holdings LLC and Neuberger Trust Holdings LLC, controls Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC, Neuberger Berman Investment Advisers LLC and certain affiliated persons. With regard to 5,848,287 NEP common units, Neuberger Berman Group LLC may be deemed to be the beneficial owner because certain affiliated persons have shared power to retain, dispose of and vote the securities. In addition to the holdings of individual advisory clients, Neuberger Berman Investment Advisers LLC serves as investment manager of Neuberger Berman Group LLC’s various registered mutual funds which hold such shares. The holdings belonging to clients of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC and Neuberger Berman Investment Advisers LLC are also aggregated to comprise the 5,848,287 common units. In addition to the 5,848,287 common units for which Neuberger entities also have shared power to dispose of the common units, the amount of 5,964,608 common units also includes common units from individual client accounts over which Neuberger Berman Investment Advisers LLC has shared power to dispose but do not have voting power over these shares. The holdings of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC and Neuberger Berman Investment Advisers LLC are also aggregated to comprise the amount of 5,964,608 referenced herein. The address of each of Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC is 1290 Avenue of the Americas, New York, NY 10104.

(d)
This information has been derived from a statement on Schedule 13G/A of Energy Income Partners, LLC and the other entities and individuals described below filed with the SEC on February 14, 2017 and is as of December 31, 2016. James J. Murchie, Eva Pao and John Tysseland are the portfolio managers with respect to portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Collectively, Energy Income Partners, LLC and such other entities and individuals hold shared voting power and shared dispositive power over the 5,286,358 common units reported above. The address of each of Energy Income Partners, LLC, Mr. Murchie, Ms. Pao, Mr. Tysseland, Ms. Longville and Mr. Ballesteros is 10 Wright Street, Westport, CT 06880.

(e)
This information has been derived from a statement on Schedule 13G/A of The Charger Corporation, First Trust Portfolios L.P. and First Trust Advisors L.P., filed with the SEC on January 24, 2017, and is as of December 31, 2016. The Charger Corporation is the general partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which hold common units. 3,318,879 common units are held by unit investment trusts sponsored by First Trust Portfolios L.P. First Trust Advisors L.P., an affiliate of First Trust Portfolios L.P., acts as portfolio supervisor of the unit investment trusts sponsored by First Trust Portfolios L.P., certain of which hold common units. None of First Trust Portfolios L.P., First Trust Advisors L.P. or The Charger Corporation has the power to vote the common units held by such unit investment trusts sponsored by First Trust Portfolios L.P. Such common units are voted by the trustee of such unit investment trusts so as to insure that the common units are voted as closely as possible in the same manner and in the same general proportion as are the common units held by owners other than such unit investment trusts. First Trust Advisors L.P. and The Charger Corporation have shared voting power over 3,315,861 common units and shared dispositive power over 3,318,879 common units. The address of each of The Charger Corporation, First Trust Portfolios L.P. and First Trust Advisors L.P. is 120 East Liberty Drive, Suite 400, Wheaton, IL 60187.

(f)
This information has been derived from a statement on Schedule 13G of FMR LLC and Abigail P. Johnson filed with the SEC on February 14, 2017 and is as of December 30, 2016. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act ("Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The address of each of FMR LLC and Ms. Johnson is 245 Summer Street, Boston, MA 02210.

(g)
This information has been derived from a statement on Schedule 13G of BlackRock, Inc., filed with the SEC on January 30, 2017, and is as of December 31, 2016. The subsidiaries of BlackRock, Inc. that acquired the common units on behalf of BlackRock, Inc. are: BlackRock (Luxembourg) S.A.,BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd. and BlackRock Investment Management, LLC. BlackRock, Inc. and its subsidiaries have sole voting power with respect to 2,794,230 common units. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

Directors and Executive Officers

The following table sets forth information with respect to NEP’s common units owned of record and beneficially as of February 23, 2017, by each director and executive officer of NEP GP and by all directors and executive officers of NEP GP as a group. As of February 23, 2017, the directors and executive officers of NEP GP beneficially owned an aggregate of 264,269 common units (less than 1% of the outstanding common units on such date).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James L. Robo	143,576	*
Susan Davenport Austin	9,970	*
Robert J. Byrne	15,200	*
Mark E. Hickson	3,430	*
John W. Ketchum	3,310	*
Peter H. Kind	13,900	*
Armando Pimentel, Jr.	15,000	*
Charles E. Sieving	23,358	*
Terrell Kirk Crews II	—	*
Paul I. Cutler	36,525	*
All directors and executive officers as a group (10 persons)	264,269	*
______________________
*    Less than 1%

Equity Compensation Plan Information

In 2014, the board of directors of NEP GP adopted the LTIP. The following table provides certain information as of December 31, 2016 with respect to this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,277,940
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,277,940

See "Compensation Discussion and Analysis" for a discussion of the LTIP.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

NEE indirectly owns and controls NEP GP and appoints all of NEP GP’s officers and directors. NEE Equity, a wholly-owned subsidiary of NEE, owns all of NEP’s special voting units and a majority of the common units of NEP OpCo.

The following is a summary of certain agreements that NEP entered into with NEE or its affiliates in connection with NEP’s IPO, or subsequently in connection with NEP's acquisitions of certain projects, or interests in projects, as described below. Because of NEP’s relationship with NEE, the agreements may not be as favorable to NEP as they might have been had NEP negotiated them with an unaffiliated third party. For a discussion of the risks related to NEP’s relationship with NEE and these agreements, see Item 1A - Risks Related to NEP's Relationship with NEE.

Management Services Agreement

NEP, NEP OpCo and NEP OpCo GP entered into the MSA on July 1, 2014 with NEE Management, under which:

•
NEE Management provides or arranges for the provision of management, operations and administrative services to NEP and its subsidiaries, including managing their day-to-day affairs and providing individuals to act as NEP GP’s executive officers and directors, to the extent such services are not otherwise provided under operations and maintenance services agreements and ASAs between affiliates of NEE and NEP’s subsidiaries;

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

NEP OpCo pays NEE Management an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year (calculated prior to the deduction of such fee and other fees paid under the MSA) and $4 million (adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million (adjusted for inflation beginning in 2016) with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year exceeded $4 million (adjusted for inflation beginning in 2016). NEE Management is also entitled to receive an IDR fee based on the hypothetical amount of distributions NEP OpCo would be able to make to its unitholders without giving effect to the IDR fee as an operating expense. The IDR Fee payments to NEE Management under the MSA will continue for so long as NEP OpCo’s partnership agreement remains in effect, even if the MSA otherwise terminates in accordance with its terms. All fees, expenses, taxes and other costs for which NEP OpCo is required to reimburse NEE Management under the MSA are operating expenditures and, therefore, reduce the cash available for distribution to NEP OpCo’s unitholders, including NEP, in accordance with NEP OpCo’s partnership agreement. NEP's O&M expense for the years ended December 31, 2016, 2015 and 2014 includes approximately $42 million, $6 million and $2 million, respectively, related to the MSA.

The initial term of the MSA is 20 years and will automatically renew for successive five-year periods unless NEP OpCo or NEE Management provides written notice that it does not wish for the agreement to be renewed. However, NEP OpCo will be able to terminate the MSA prior to the expiration of its term upon 90 days’ prior written notice of termination to NEE Management upon the occurrence of certain events. The MSA also expressly provides that the agreement may not be terminated by NEP due solely to the poor performance or the underperformance of any of NEP’s operations. NEE Management is also permitted to terminate the MSA upon the occurrence of certain events.

Operations and Maintenance Services Agreements

Affiliates of NEER and certain of NEP’s subsidiaries have entered into operations and maintenance services agreements, pursuant to which such NEER affiliates provide operations and maintenance services to the renewable energy projects in NEP’s portfolio. A brief description of the operations and maintenance services agreements is provided below.

U.S. Projects

Wind

The U.S. Wind Project Entities entered into operations and maintenance services agreements (the U.S. Wind O&M Agreements) with NEOS, dated as of the following dates:

Party	Date
Elk City Wind, LLC	May 21, 2009
Northern Colorado Wind Energy, LLC	April 12, 2009
Perrin Ranch Wind, LLC	August 23, 2012 (with an effective date of June 29, 2012)
Tuscola Bay Wind, LLC	August 22, 2012
Palo Duro Wind Energy, LLC	October 28, 2014
FPL Energy Vansycle L.L.C. (Stateline)	December 19, 2003
Ashtabula Wind III, LLC	December 22, 2010
Baldwin Wind, LLC	July 6, 2010
Mammoth Plains Wind Project, LLC	October 27, 2014, as amended and restated December 18, 2014
Seiling Wind, LLC	October 28, 2014
Seiling Wind II, LLC	October 28, 2014
Golden Hills Wind, LLC	September 23, 2015
Cedar Bluff Wind, LLC	September 23, 2015

Pursuant to each U.S. Wind O&M Agreement, NEOS provides customary day-to-day operations and maintenance services. NEOS is required to provide each U.S. Wind Project Entity for its review a proposed annual budget prior to the beginning of each operating year, which budget will be agreed upon between NEOS and the U.S. Wind Project Entity. Each of the U.S. Wind O&M Agreements has a term of 20 years, which will be automatically extended for an additional five-year period unless the applicable U.S. Wind Project Entity provides notices to NEOS that it does not wish the term to be extended. Each U.S. Wind O&M Agreement contains customary termination provisions.

In consideration for the performance of operations and maintenance services, NEOS receives a fixed annual fee paid in monthly installments. The annual fee for each project was $1,250 (excluding annual inflation adjustments) for each MW of nameplate capacity for the first year of the term of the applicable U.S. Wind O&M Agreement and is adjusted annually based on the U.S. Consumer Price Index (U.S. CPI). In addition to the fixed annual fee, NEOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NEOS in the performance of its duties. Each of the U.S. Wind O&M Agreements also requires that the applicable U.S. Wind Project Entity provide, or pay for costs incurred by NEOS in providing, utility services to the project. For the years ended December 31, 2016, 2015, and 2014, NEOS received a total of approximately $3 million, $2 million and $1 million, respectively, in compensation under the U.S. Wind O&M Agreements, including reimbursement of expenses.

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

In consideration for the performance of operations and maintenance services, NEOS receives a fixed annual fee paid in monthly installments. The annual fee under the O&M Agreement with Genesis Solar, LLC was $1,000,000 in 2013 and is adjusted annually based on the U.S. CPI. The annual fee for each other project was $1,500 (excluding annual inflation adjustments) for each MW of nameplate capacity for the first year of the term of the applicable U.S. Solar O&M Agreement and is adjusted annually based on the U.S. CPI. In addition to the fixed annual fee, NEOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NEOS in the performance of its duties. Each of the U.S. Solar O&M Agreements also requires that the applicable U.S. Solar Project Entity provide, or pay for costs incurred by NEOS, for utility services provided to the project. For each of the years ended December 31, 2016, 2015 and 2014, NEOS received a total of approximately $1 million in compensation under the U.S. Solar O&M Agreements.

Canadian Projects

The Canadian Project Entities entered into operations and maintenance services agreements (the Canadian O&M Agreements) with NECOS, dated as of the following dates:

Party	Date
Conestogo Project Entity	November 16, 2012
Summerhaven Project Entity	August 2, 2013
Sombra Project Entity	April 27, 2012
Moore Project Entity	April 27, 2012
Bluewater Project Entity	June 10, 2014
Jericho Wind, LP	February 27, 2015

Pursuant to each Canadian O&M Agreement, NECOS provides all customary day-to-day operations and maintenance services. NECOS must provide each Canadian Project Entity for its review a proposed annual budget prior to the beginning of each operating year, which budget will be agreed upon between NECOS and the Canadian Project Entity. The Canadian O&M Agreement for each of Moore and Sombra has a term of 25 years and the Canadian O&M Agreement for each of Summerhaven, Conestogo, Bluewater and Jericho has a term of 20 years. The initial term for each Canadian O&M Agreement will be automatically extended for an additional five-year period unless the applicable Canadian Project Entity provides prior notice to NECOS that it does not wish the term to be extended. Each Canadian Project Entity or NECOS may terminate the applicable Canadian O&M Agreement if there is a material default by the other party that is not cured during the applicable cure period. In addition, each Canadian O&M Agreement contains customary termination provisions.

In consideration for the performance of operations and maintenance services, NECOS receives a fixed annual fee, paid in monthly installments. The annual fee was CAD $1,250 for NEP’s Canadian wind and solar projects, respectively, for each MW of nameplate capacity for the first year of the term of the applicable Canadian O&M Agreement and is adjusted annually based on Canada’s Consumer Price Index. In addition to the fixed annual fee, NECOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NECOS in the performance of its duties. The aforementioned costs are reimbursable to the extent set forth in an annual budget approved by the applicable Canadian Project Entity and NECOS or otherwise approved by the Canadian Project Entity prior to the incurrence of such costs. For each of the years ended December 31, 2016, 2015 and 2014, NECOS received a total of less than $1 million in compensation under the Canadian O&M Agreements, including reimbursement of expenses.

Administrative Services Agreements

Affiliates of NEER and certain of NEP’s subsidiaries have entered into ASAs, pursuant to which such NEER affiliates provide administrative services to the projects in NEP’s portfolio. A brief description of the ASAs is provided below.

U.S. Projects

Each of the entities listed below, excluding NET Holdings Management, LLC, entered into an ASA with NEER, and NET Holdings Management, LLC entered into an ASA with a subsidiary of NEER (collectively, the U.S. Project ASAs). Pursuant to the U.S. Project ASAs, NEER or its subsidiary provides customary administrative services for the projects. Each of the U.S. Project ASAs, except the U.S. Project ASA for each of Genesis Solar, LLC, Genesis Solar Funding LLC and NET Holdings Management, LLC, has a term of 20 years, which will be extended for additional five-year periods, unless the applicable entity informs NEER in writing that it does not intend to extend the term of the agreement. The U.S. Project ASA for each of Genesis Solar, LLC and Genesis Solar Funding, LLC has a term of 25 years, which will be extended for an additional five-year period, unless Genesis Solar, LLC or Genesis Solar Funding LLC informs NEER in writing that it does not intend to extend the term of the agreement. The U.S. Project ASA for NET Holdings Management, LLC has a term of five years, which will be extended for an additional five-year period, unless NET Holdings Management, LLC informs NEER in writing that it does not intend to extend the term of the agreement. Each U.S. Project ASA contains customary termination provisions.

In consideration for the performance of the administrative services, a subsidiary of NEER receives an annual fee, which will be the full and complete compensation for all costs incurred by NEER in performing administrative services, except for all out of pocket expenses for which NEER is entitled to reimbursement from the applicable entity. The date of, and the annual fee payable (excluding inflation adjustments) under, each of the U.S. Project ASAs in 2016 was:

Party	Date of Agreement	Annual Fee
Genesis Solar, LLC	August 22, 2011	$125,000
Elk City Wind, LLC	May 21, 2009, as amended as of February 22, 2010	$122,000
Northern Colorado Wind Energy, LLC	April 10, 2009	$120,000
Perrin Ranch Wind, LLC	August 23, 2012, with an effective date of June 29, 2012	$128,000
Tuscola Bay Wind, LLC	August 23, 2012	$128,000
Canyon Wind	August 23, 2012	$128,000
Mountain Prairie Wind	February 22, 2010	$125,000
Genesis Solar Funding, LLC	June 13, 2014	$1
Palo Duro Wind Energy, LLC	October 28, 2014	$125,000
Shafter Solar, LLC	April 7, 2015	$125,000
Adelanto Solar, LLC	April 7, 2015	$125,000
Adelanto Solar II, LLC	April 7, 2015	$125,000
Adelanto Solar Holdings, LLC	April 7, 2015	$125,000
McCoy Solar, LLC	December 19, 2014	$250,000
McCoy Solar Funding, LLC	December 19, 2014	$50,000
Ashtabula Wind III, LLC	December 22, 2010	$125,000
Baldwin Wind, LLC	July 6, 2010	$125,000
Mammoth Plains Wind Project, LLC	October 27, 2014, as amended and restated December 18, 2014	$125,000
FPL Energy Vansycle L.L.C. (Stateline)	December 19, 2003	$206,000
NET Holdings Management, LLC	December 31, 2015	$2,250,000
Meadowlark Wind, LLC	July 24, 2015	$1
Golden Hills Wind, LLC	September 23, 2015	$125,000
Golden Hills Interconnection, LLC	December 14, 2015	$1
Cedar Bluff Wind, LLC	September 23, 2015	$125,000
Sieling Wind, LLC	September 23, 2015	$125,000
Sieling Wind II, LLC	October 28, 2014	$125,000
Sieling Wind Portfolio, LLC	October 27, 2014	$1

These amounts are adjusted annually based on the U.S. CPI in each case. For the years ended December 31, 2016, 2015, and 2014, NEER received a total of approximately $5 million, $2 million and $1 million, respectively, in compensation under the U.S. Project ASAs, which includes the annual fee and reimbursement for expenses.

Canadian Projects

Other than the Bluewater Project Entity and Jericho Wind, LP, each of the Canadian Project Entities, St. Clair Holding and Trillium entered into an ASA with NEEC as of the following applicable date, which, in the cases of the ASAs entered into prior to May 2014, was subsequently assigned by NEEC to NECOS in May 2014, and the Bluewater Project Entity and Jericho Wind, LP entered into an ASA with NECOS (collectively, with ASAs entered into by each of the other Canadian Project Entities, St. Clair Holding and Trillium, the Canadian ASAs). Pursuant to the Canadian ASAs, NECOS provides customary administrative services for the projects. In June 2014, St. Clair LP was added as a party to the ASA with respect to St. Clair Holding and will receive administrative services from NECOS on the same terms and conditions pursuant to which St. Clair Holding receives administrative services from NECOS. Each of the Canadian ASAs has a term of 20 years, which may be automatically extended for additional five-year periods, unless the Canadian Project Entity, the St. Clair Entities, or Trillium, as the case may be, informs NECOS in writing that it does not intend to extend the term of the agreement. Each Canadian ASA contains customary termination provisions.

In consideration for the performance of the services, NECOS receives an annual fee, which will be the full and complete compensation for all costs incurred by NECOS in performing administrative services, except for all out of pocket expenses for which NECOS is entitled to reimbursement from the Canadian Project Entities, the St. Clair Entities and Trillium. The annual fee payable under each of the Canadian ASAs is:

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

For each of the years ended December 31, 2016, 2015 and 2014, NEEC and NECOS, as applicable, received a total of approximately $1 million in compensation under the Canadian ASAs, which includes the annual fee and reimbursement for expenses.

Shared Facilities Agreements

Indirect subsidiaries of NEE and certain of NEP’s subsidiaries have entered into shared facilities agreements, as described below. The following table and the accompanying footnotes set forth the material terms of the shared facilities agreements in 2016.

NEP Subsidiary Party	Agreement	Related Parties(1)	Purpose	Payments/Share of Costs (2)
Ashtabula Wind III, LLC	Shared Facilities Agreement, dated November 30, 2010	Ashtabula Wind, LLC	Ashtabula Wind III, LLC granted right to access and use shared facilities.	$0(3)(4)(5)
Northern Colorado Wind Energy, LLC	Amended and Restated Shared Facilities Agreement, dated March 11, 2010	PLI, Logan Wind and Peetz Table	Northern Colorado Wind Energy, LLC granted right to access and use shared transmission facilities.	$42,000(6)(7)
Palo Duro Wind Energy, LLC	Amended and Restated Shared Facilities Agreement, dated October 21, 2014	Palo Duro Wind Interconnection Services, LLC and Palo Duro Wind Energy II, LLC	Palo Duro Wind Energy, LLC granted right to access and use shared transmission facilities.	$0(4)(5)(8)
Bluewater Project Entity	Shared Facilities Agreement, dated June 10, 2014	Goshen Wind, LP	Goshen Wind, LP granted right to access and use an O&M building, a warehouse, and certain equipment held by Bluewater Project Entity.	$60,000(7)(9)
Jericho Wind, LP	Common Facilities Agreement, effective November 6, 2014	Kerwood Wind, LP (Adelaide Wind) and Bornish Wind, LP (Bornish Wind)	Each party is granted the right to access and use of certain shared facilities, which include an O&M building and warehouse owned by Bornish Wind and certain equipment.	$143,000(10)
Baldwin Wind, LLC	Common Facilities Services Agreement, dated October 29, 2010 (amended as of May 12, 2015)	FPL Energy Burleigh County Wind, LLC and Wilton Wind II, LLC	Addresses rights and responsibilities related to O&M and use of common facilities.	$396,000(11)(12)
FPL Energy Vansycle L.L.C. (the Stateline Project Entity)	Common Facilities Services Agreement, dated December 18, 2013	FPL Energy Stateline II, Inc.	Addresses rights and responsibilities related to O&M and use of common facilities.	$86,000(11)(13)
Jericho Wind, LP	Shared Transmission Facilities Co-Owners Agreement, dated August 15, 2014	Adelaide Wind and Bornish Wind	Provides for the mutual understanding of the parties thereto as tenants in common with respect to the ownership, operation, development, financing and holding of their shared transmission facilities	$185,000(10)(11)
Stateline Project Entity	Two Transmission Line Easement Agreements, each dated December 18, 2003	FPL Energy Stateline II, Inc.	Stateline Project Entity granted a non-exclusive easement to FPL Energy Stateline II, Inc. over certain real property owned by Stateline Project Entity relating to energy transmission by Vansycle II.	$0(11)(14)
Stateline Project Entity	Cotenancy Agreement, dated December 18, 2003	FPL Energy Stateline II, Inc.	Governs rights and obligations as tenants in common with respect to common facilities.	$0(11)(15)

(1) Each of the related parties is an indirect subsidiary of NEE.
(2) Reflects amount paid by NEP subsidiary in 2016.
(3) O&M costs and expenses for shared facilities are allocated 100% to Ashtabula Wind, LLC.

(4)
NEP subsidiary’s right of access and use may be restricted or suspended if a force majeure event occurs that prevents a party from fulfilling its obligations (other than payment obligations) under the agreement or a material breach occurs that is not cured within 30 days after the breaching party receives notice. If a change in law necessitates an amendment of the agreement, the parties are required to negotiate a mutually agreeable amendment.

(5)	The agreement continues until terminated by mutual agreement or on the date that all parties or their successors permanently cease operation of the applicable projects.

(6)
O&M costs and expenses incurred for shared facilities are shared equally among the four parties. Northern Colorado Wind Energy, LLC’s right of access and use may be restricted or suspended if a force majeure event occurs that prevents a party from fulfilling its obligations (other than payment obligations) under the agreement or a material breach occurs that is not cured within 30 days after the breaching party receives notice.

(7)
In the event of a change of control of the parties or a change in law or applicable regulations, the parties are required to negotiate and implement a mutually acceptable ownership structure for the shared facilities. The agreement continues until terminated by mutual agreement.

(8)
Palo Duro Wind Energy, LLC and Palo Duro Wind Energy II, LLC own 88% and 12%, respectively, of the membership interest in Palo Duro Wind Interconnection Services, LLC. The O&M costs and expenses of the shared facilities are allocated 100% to Palo Duro Wind Energy, LLC until such time as the project owned by Palo Duro Wind Energy II, LLC is energized, and on an 88%/12% basis with Palo Duro Wind Energy II, LLC thereafter.

(9)
Forty percent of the O&M costs for shared facilities are allocated to the Bluewater Project Entity and 60% of such costs are allocated to Goshen Wind, LP. Goshen Wind, LP’s right of access to and use of such building and equipment is granted to the extent that it does not, in any material respect, (i) limit Bluewater Project Entity’s ability to perform its obligations under any agreement it has entered into or (ii) adversely affect the operations or profitability of Bluewater Project Entity.

(10)
Each party is responsible for its pro rata share of all expenses attributable to the shared facilities (Jericho Wind, LP has an approximately 53% interest, Bornish Wind has a 26% interest and Adelaide Wind has a 21% interest in the shared facilities). The agreement terminates upon the earliest to occur of the written agreement of all the parties or one party becoming the sole owner of the shared facilities.

(11)	The agreement may be terminated upon the occurrence of certain customary events or by mutual agreement.

(12)
Baldwin Wind, LLC pays NEOS its pro rata share (based on the parties’ respective percentage ownership interests of the common facilities at the time such costs are incurred) of the O&M costs for the common facilities. At December 31, 2016, Baldwin Wind, LLC’s ownership interest was 50%. NEOS is designated as operator under the agreement. The agreement continues until December 31, 2041.

(13)
The Stateline Project Entity and FPL Energy Stateline II, Inc. each pay NEOS its pro rata share (based on the parties’ respective percentage ownership interests of the common facilities at the time such costs are incurred) of the O&M costs for the common facilities. NEOS is designated as operator under the agreement. The agreement continues until December 31, 2035.

(14)	Each easement agreement continues until December 31, 2035.

(15)
The agreement continues until December 31, 2035. Each party is responsible for paying all costs, expenses and charges that directly relate to its projects use of or activities with respect to the common facilities and which are assessed under the Common Facilities Services Agreement.

Transmission Services Agreement

Northern Colorado Wind Energy, LLC entered into an Amended and Restated Transmission Services Agreement dated January 18, 2010 (the Northern Colorado TSA), with PLI. The Northern Colorado TSA will continue in effect until December 31, 2032 and will be automatically extended for successive one-year periods unless Northern Colorado Wind Energy, LLC provides prior notice to PLI that it does not wish the term to be automatically extended. Pursuant to the agreement, PLI provides transmission service for Northern Colorado from PLI’s transmission line to the Public Service Company of Colorado transmission system. Northern Colorado Wind Energy, LLC pays PLI a monthly transmission service charge to compensate PLI for operating and maintaining the transmission line. Northern Colorado Wind Energy, LLC also reimburses PLI for any sales or use taxes payable by PLI with respect to the transmission services performed under the Northern Colorado TSA. For each of the years ended December 31, 2016, 2015 and 2014, PLI received a total of approximately $2 million in compensation under the Northern Colorado TSA.

Either party to the Northern Colorado TSA may terminate the Northern Colorado TSA upon the other party’s payment default or failure to perform any other material term in the Northern Colorado TSA that is not cured during the applicable cure period and on the later of: (i) after notice is given; or (ii) filing with the FERC of a notice of termination.

New Project Adverse Effect Agreement

Perrin Ranch Wind, LLC and Tuscola Bay Wind, LLC each entered into a New NextEra Energy Resources Project Adverse Effect Agreement, dated September 27, 2012, with NEER (collectively, the Adverse Effect Agreements). Under the Adverse Effect Agreements, each of Perrin Ranch Wind, LLC and Tuscola Bay Wind, LLC agreed that NEER or any of NEER’s affiliates may construct a new wind farm or expand an existing wind farm (i) located within 2.5 miles of any of its project’s wind turbines; or (ii) which has the right to use any transmission, interconnection or other facilities of its project (a “New NextEra Project), provided that if it is determined by a curtailment consultant that such New NextEra Project will have a detrimental effect on Perrin Ranch or Tuscola Bay, as applicable, upon the commencement of operations of such New NextEra Project, the New NextEra Project will agree to be curtailed prior to any required curtailment of Perrin Ranch or Tuscola Bay, as applicable. NEER has also agreed that prior to the transfer to a non-affiliate of any direct or indirect interest in an affiliate of NEER that has the right to construct a New NextEra Project, the non-affiliate will be required to become a party to the applicable Adverse Effect Agreement.

Genesis Technical Support and Services Agreement

Genesis Solar, LLC entered into a Technical Support and Services Agreement, dated August 22, 2011, with NEER (the Genesis Technical Support and Services Agreement). The agreement may be terminated by either party at any time by giving the other party prior written notice of the effective date of the termination. Pursuant to the agreement, NEER arranges for the provision of services performed by third parties; pays for other incidental expenses incurred in connection with the provision of services, for which expenses it is reimbursed; provides project siting and development services; provides engineering services; and provides construction and construction management services. NEER is reimbursed for the actual cost of all third party and other services provided. For the years ended December 31, 2016, 2015 and 2014, the amount paid to NEER under the Genesis Technical Support and Services Agreement was approximately $3 million, $5 million and $49 million, respectively, consisting of reimbursements for third-party expenses and the cost of services provided.

McCoy Construction Coordination Agreement

McCoy Solar, LLC entered into a Construction Coordination Agreement, dated December 19, 2014 with NEER (the McCoy Construction Coordination Agreement). The agreement automatically terminates upon final completion of the project, subject to monthly extensions thereafter. The agreement also contains customary termination provisions. Under the McCoy Construction Coordination Agreement, NEER provides technical support to coordinate the efforts of the various contractors engaged to complete the project, to act as McCoy Solar, LLC’s representative under those contracts and to coordinate work under the construction contracts, to prepare and update the construction budget, and other construction related tasks, For its services as coordinator, NEER receives an annual fee of $120,000, together with reimbursements for expenses. For the year ended December 31, 2016 and 2015, NEER received a total of approximately $120,000 and $124,000, respectively, in compensation under the McCoy Construction Coordination Agreement.

Intrastate Natural Gas Transportation Service Agreements

From time to time, each of Monument Pipeline LP, South Shore Pipeline, L.P., Mission Valley Pipeline Company, LP, Mission Natural Gas Company, LP and LaSalle Pipeline, LP (each, a NGTSA Pipeline Entity) enters into Natural Gas Transportation Agreements (collectively, the NGTSAs) with NextEra Energy Power Marketing, LLC (NEPM), a wholly owned subsidiary of NEE. NEPM acts on each NGTSA Pipeline Entity’s behalf with respect to such entity’s ultimate natural gas transportation customer.

Under the NGTSAs, each NGTSA Pipeline Entity provides one of six services: firm transportation service; enhanced transportation service, interruptible transportation service, authorized overrun service, park and loan service and no notice service. Each NGTSA carries an initial term that varies between one month and one year and, upon expiration of the initial term, the contract is automatically renewed on a month to month basis. After the expiration of the initial term, each party may cancel the agreement upon 30 days' or 60 days' (depending on the contracting NGTSA Pipeline Entity) written notice to the other party.

In addition to a transportation rate payable under each NGTSA, the NGTSA Pipeline Entities are also reimbursed by NEPM for certain third party fees. The below table lists the fees and reimbursements received under the NGTSAs for the years ended December 31, 2016 and 2015, respectively, by each NGTSA Pipeline Entity in the aggregate, inclusive of fees and reimbursements:

	Transportation Rates and Reimbursements
Pipeline Entity	2016	2015
Monument Pipeline LP	$8,505,000	$1,340,000
South Shore Pipeline, L.P.	$649,000	$—
Mission Valley Pipeline Company, LP	$87,000	$44,000
Mission Natural Gas Company, LP	$62,000	$16,000
LaSalle Pipeline, LP	$180,000	$43,000

Section 311 Natural Gas Transportation Service Agreements

From time to time, Eagle Ford Midstream, LP enters into NGPA Section 311 Natural Gas Transportation Service Agreements (collectively, the Eagle Ford NGTSAs) with NEPM. NEPM acts on Eagle Ford Midstream, LP’s behalf with respect to such entity’s ultimate natural gas transportation customer. Under each Eagle Ford NGTSA, Eagle Ford Midstream, LP provides, transports and delivers natural gas on the behalf of NEPM (and the ultimate customer) on a firm basis, subject to the applicable pipeline’s operational capacity and force majeure events. In addition to a transportation rate payable under each Eagle Ford NGTSA, Eagle Ford Midstream, LP is also reimbursed by NEPM for certain third party fees. Each Eagle Ford NGTSA carries an initial term that may vary between one month and one year and, upon expiration of the initial term, the contract is automatically renewed on a month to month basis. After the expiration of the initial term, each party may cancel the agreement upon 30 days written notice to the other party. For the years ended December 31, 2016 and 2015, NEPM paid Eagle Ford Midstream, LP approximately $416,000 and $28,000, respectively, in the aggregate under the Eagle Ford NGTSAs, inclusive of fees and reimbursements.

Fuel Management Services Agreements

As of October 1, 2015, NET Holdings Management, LLC entered into a Fuel Management Services Agreement with NEPM. NET Holdings Management, LLC is a subsidiary of NEP OpCo and owns the Texas pipelines. Under this agreement, NEPM provides support for NET Holdings Management, LLC’s obligations to the Texas pipelines under various natural gas sale and purchase, fuel supply, balancing, peaking and other gas-related agreements to supply and manage the Texas pipelines. The agreement initially expired on December 31, 2016, and automatically renewed for a one year term at that time. The agreement will automatically renew for successive one year terms unless either party gives 60 days' prior written notice of an election not to renew prior to the renewal. NEPM provides NET Holdings Management, LLC with a monthly statement setting forth the monthly payment due from either NEPM to NET Holdings Management, LLC, or NET Holdings Management, LLC to NEPM, based upon revenues received in the performance of the services on behalf of the Texas pipelines under the agreement, less costs and expenses incurred by NEPM. For the years ended December 31, 2016 and 2015, NEPM paid NET Holdings Management, LLC approximately $2,758,000 and $361,000, respectively, under this agreement.

Cash Sweep and Credit Support Agreement

NEER and certain of its affiliates have provided credit support (letters of credit and guarantees) to, among other persons, energy sale counterparties, interconnection providers, permitting authorities and lenders to NEP’s subsidiaries to satisfy contractual and permit obligations of NEP’s subsidiaries, to substitute for cash reserves they are required to maintain and to facilitate NEE’s cash management practices. NEP OpCo has entered into the CSCS agreement with NEER, under which:

•
NEER provides certain existing limited credit support on behalf of NEP’s subsidiaries for the projects and, upon NEP OpCo’s request and at NEER’s option, may agree to provide credit support on behalf of any projects NEP may acquire in the future on similar terms, and NEP OpCo will reimburse NEER to the extent NEER or its affiliates are required to make payments under such credit support or to post cash collateral, subject to certain exceptions; and

•
when the projects in NEP’s portfolio receive revenues or when NEP OpCo receives distributions from NEP’s subsidiaries, NEER or one of its affiliates borrow excess funds from NEP’s subsidiaries, including NEP OpCo, and hold them in an account of NEER or one of its affiliates for the benefit of NEER and its affiliates until such funds are required to fund distributions or pay NEP’s subsidiaries’ expenses or NEP OpCo otherwise demands the returns of such funds.

NEP OpCo pays NEER an annual credit support fee that is based on NEE’s borrowing costs, subject to adjustment. The fee is calculated as a fixed percentage of the aggregate amount of continuing credit support provided by NEER or its affiliates to NEP’s subsidiaries, excluding credit support for which NEP’s subsidiaries do not have reimbursement obligations as described above. If the aggregate amount of such credit support by NEER or its affiliates increases or decreases, the credit support fee will be adjusted accordingly as determined in good faith by NEER. The credit support fee under the CSCS agreement is an operating expenditure and, therefore, reduces the cash available for distribution to NEP OpCo's unitholders, including NEP, in accordance with NEP OpCo’s partnership agreement. NEP's O&M expense for the years ended December 31, 2016 and 2015, include approximately $3 million and $2 million, respectively, related to the CSCS agreement.

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

ROFO Agreement

Under the ROFO agreement, NEER has granted NEP OpCo a right of first offer on any proposed sale of any of the NEER ROFO projects until July 1, 2020. This right of first offer does not apply to a merger of NEER with or into, or sale of substantially all of NEER’s assets to, an unaffiliated third party, any sale of any NEER ROFO project following which NEER continues to hold directly or indirectly 100% of the ownership interests in and maintains control over such NEER ROFO project or any sale of NEE Equity’s or its affiliates’ direct or indirect interests in NEP OpCo. However, NEER is not obligated to sell the NEER ROFO projects and, therefore, NEP does not know when, if ever, these projects will be offered to NEP OpCo. Even if an offer is made to NEP OpCo, NEP OpCo and NEER may not reach an agreement on the terms for the sale of the applicable NEER ROFO project.

Licensing Agreements

Under the U.S. trademark licensing agreement, NEE has granted to NEP a limited, personal, non-exclusive, non-transferable, non-assignable license to use the names “NextEra” and “NextEra Energy” in the U.S. Under the Canadian trademark licensing agreement, NECIP granted to NEEC a limited, personal, non-exclusive, non-transferable, non-assignable license to use the names “NextEra” and “NextEra Energy” in Canada. Other than under these limited licenses, neither NEP nor NEEC nor any of their respective subsidiaries will have a legal right to use such names. The licensing agreements can be amended only by written agreement of all parties to such agreements.

Registration Rights Agreement

NEP entered into a registration rights agreement with NEE and certain of its affiliates, including NEE Equity, under which NEE and its affiliates are entitled to demand registration rights, including the right to demand that a shelf registration statement be filed, and “piggyback” registration rights, for NEP’s common units that it owns or acquires, including through the exchange of NEE Equity’s common units of NEP OpCo for NEP’s common units in accordance with the Exchange Agreement.

Exchange Agreement

NEP entered into the Exchange Agreement, as amended, with NEP OpCo and NEE Equity, under which NEE Equity can tender NEP OpCo units for redemption to NEP OpCo. NEE Equity has the right to receive, at its election, either common units of NEP or a cash amount equal to the net proceeds from the sale by NEP of an equivalent number of NEP’s common units issued to fund such redemption; provided that NEP OpCo will only be required to pay the cash amount to the extent it has received corresponding capital contributions from NEP, although the Exchange Agreement does not require NEP to make such capital contributions. In addition, NEP has the right but not the obligation, to directly purchase such tendered common units for, subject to the approval of NEP’s conflicts committee, cash or NEP’s common units. The Exchange Agreement also provides that, subject to certain exceptions, NEE Equity does not have the right to exchange its NEP OpCo units if NEP OpCo or NEP determines that such exchange would be prohibited by law or regulation or would violate other agreements to which NEP may be subject.

If NEE Equity elects to receive NEP’s common units in exchange for NEE Equity’s tendered NEP OpCo units, the exchange will be on a one-for-one basis, subject to adjustment in the event of splits, combinations of units and similar events. If NEE Equity elects to receive cash in exchange for NEE Equity’s tendered NEP OpCo units, or if NEP exercises its right to purchase tendered NEP OpCo units for cash, the amount of cash payable will be based on the net proceeds received by NEP in a sale of an equivalent number of NEP’s common units.

McCoy and Adelanto Investment

On April 29, 2015, a subsidiary of NEP made an equity method investment in the McCoy and Adelanto solar projects, which were under construction in California. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects. NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid to NEP OpCo by the project subsidiaries that own the projects. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects and construction of the projects until NEER offers to sell the economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the construction and operation of the projects, until NEER offers to sell the economic interests to NEP and NEP accepts such offer.

Ashtabula III, Baldwin, Mammoth Plains and Stateline Acquisitions

On April 28, 2015, a subsidiary of NEP entered into a purchase and sale agreement with a subsidiary of NEER to acquire the seller’s interest in Ashtabula III, Baldwin, Mammoth Plains and Stateline. In consideration for the membership interests in the companies that own the facilities or, in the case of Mammoth Plains, the Class A membership interests in the company that owns the facilities, the purchaser paid a total purchase price of approximately $424 million in cash consideration, excluding post-closing working capital and other adjustments, and assumed approximately $269 million in existing debt and tax equity financing. The acquisition closed on May 12, 2015.

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

Jericho Receivable

As part of the Jericho acquisition and included in the cash consideration, NEP acquired a CAD $43.4 million receivable from a subsidiary of NEER relating to operational performance issues at this facility. The receivable is intended to compensate NEP for the operational performance issues and is supported in full by corrective actions or compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum and matures in September 2035. In December 2015, the related receivable agreement was amended such that the principal payments are now payable annually in December, accompanied by the next twelve months interest. Under the amended agreement, NEP received payments of approximately CAD $5 million in December 2015, of which approximately CAD $3 million represented amounts that would have been payable in 2016. NEP received payments of approximately CAD $4 million in December 2016. The receivable, interest and related payments are reflected in noncontrolling interest on the consolidated financial statements.

Seiling I & Seiling II Acquisition

On February 22, 2016, a subsidiary of NEP entered into a purchase and sale agreement with a subsidiary of NEER to acquire Seiling Wind Investments, LLC, which indirectly owns Seiling I and Seiling II. In consideration for the membership interests, the purchaser paid a total purchase price of approximately $323 million in cash consideration, excluding post-closing working capital and other adjustments, and assumed approximately $200 million in existing debt and tax equity financing. The acquisition closed on March 1, 2016.

Seiling Receivable

As part of the acquisition of Seiling I and Seiling II and included in the cash consideration, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER relating to operational performance issues at this facility. The related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by corrective actions or compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. The related party note receivable, interest and related payments are reflected in noncontrolling interest on the consolidated financial statements. For the year ended December 31, 2016, a subsidiary of NEP received payments of approximately $2 million representing principal and interest on the Seiling receivable.

Bayhawk Acquisition

On July 5, 2016, a subsidiary of NEP entered into a purchase and sale agreement with a subsidiary of NEER to acquire 100% of the Class A membership interests of Bayhawk Wind Holdings, LLC, which indirectly owns Cedar Bluff and Golden Hills. In consideration for the Class A membership interests in the company that owns the facilities, the purchaser paid a total purchase price of approximately $312 million in cash consideration, excluding post-closing working capital and other adjustments, and assumed approximately $253 million in existing debt and tax equity financing. The acquisition closed concurrently with signing on July 5, 2016.

Desert Sunlight Acquisition

On September 8, 2016, a subsidiary of NEP entered into a purchase and sale agreement with an indirect wholly-owned subsidiary of NEER to acquire an indirect 24% interest in Desert Sunlight Investment Holdings, LLC for $218 million, plus an adjustment of approximately $10 million related to working capital (including post-closing adjustments). Desert Sunlight owns two project entities, which together make up the Desert Sunlight Solar Energy Center, a 550 MW solar generation plant located in Riverside County, California. NEER retained an interest in Desert Sunlight and remains the managing member. The acquisition closed on October 28, 2016.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), for the fiscal years ended December 31, 2016 and 2015, respectively.

	2016	2015
Audit Fees(a)	$2,124,000	$2,522,000
Audit-Related Fees(b)	1,984,000	1,263,000
Tax Fees(c)	25,000	206,000
All Other Fees	—	—
Total Fees	$4,133,000	$3,991,000
______________________

(a)
Audit fees consist of fees billed for professional services rendered for the audit of NEP's annual consolidated financial statements for the fiscal year and the reviews of the financial statements included in Quarterly Reports on Form 10-Q during the fiscal year and the audit of effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters.

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of NEP's consolidated financial statements and are not reported under audit fees. These fees primarily related to audits of subsidiary (non-SEC registrant) financial statements.

(c)	Tax fees consist of fees billed for professional services rendered for tax advice and tax planning.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the audit committee charter and the audit committee’s pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the audit committee. Audit and audit-related services specifically identified in an appendix to the pre-approval policy for which the fee is expected to be $250,000 or less are pre-approved by the audit committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the audit committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the audit committee prior to commencement of such service. In addition, the audit committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The audit committee has delegated to the chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the audit committee, provided any such decision is presented to the audit committee at its next regularly scheduled meeting.

In 2016 and 2015, no services provided to NEP by Deloitte & Touche were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

The audit committee has determined that the non-audit services provided by Deloitte & Touche during 2016 were compatible with maintaining that firm’s independence.

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
2.1*
Membership Interest Purchase Agreement by and among Dearing Holdings, LP, Gutierrez Holdings, LP, Mission Pipeline Midstream, Inc., NET Investment Company LLC, Midstream Partners Sellers’ Representative LLC, Jerry Dearing and Joe Gutierrez, NextEra Energy Partners, LP, ArcLight Capital Partners, LLC, National Energy & Trade, LP and NET Holdings Management, LLC, dated as of July 31, 2015 (filed as Exhibit 2 to Form 8-K dated July 31, 2015, File No. 1-36518)

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
10.1*
Management Services Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP, and NextEra Energy Management Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.2*
Right of First Offer Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of July 1, 2014 (filed as Exhibit 10.2 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.3*
Equity Purchase Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.4 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.4*
Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.5 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.4(a)*
Amendment No. 1 to Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP dated as of July 5, 2016 (filed as Exhibit 10 to Form 10-Q dated for the quarter ended June 30, 2016, File No. 1-36518)

10.5*	Registration Rights Agreement by and between NextEra Energy Partners, LP and NextEra Energy, Inc., dated as of July 1, 2014 (filed as Exhibit 10.6 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.6*
Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.7 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.6(a)*
First Amendment to Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders, and the lenders party thereto, dated as of December 11, 2014 (filed as Exhibit 10.7(a) to Form 10-K for the year ended December 31, 2014, File No. 1-36518)

10.6(b)*
Second Amendment to Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders, and the lenders party thereto, dated as of April 28, 2015 (filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2015, File No. 1-36518)

Exhibit Number	Description
10.6(c)
Third Amendment to Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders, and the lenders party thereto, dated as of November 22, 2016

10.7*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.8*
Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of July 1, 2014 (filed as Exhibit 10.9 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.9*	Form of NextEra Energy Partners, GP, Inc. Indemnity Agreement (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.10*
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, File No. 1-36518)

10.11*	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP (filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.12*	First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of July 1, 2014 (filed as Exhibit 3.2 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.12(a)*
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of May 14, 2015 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2015, File No. 1-36518)

10.12(b)*
Amended and Restated Class B, Series 1 Limited Partner Interests Amendment to First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated July 17, 2015 and effective April 29, 2015 (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2015, File No. 1-36518)

10.13(c)*
Amended and Restated Class B, Series 2 Limited Partner Interests Amendment to First Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated July 17, 2015 and effective April 29, 2015 (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2015, File No. 1-36518)

10.14*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, GP, Inc. effective January 1, 2016 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2016, File No. 1-36518)

10.15	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, GP, Inc. effective January 1, 2017
12	Computation of Ratios
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners GP, Inc.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners GP, Inc.
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
____________________

*	Incorporated herein by reference.

NEP agrees to furnish to the SEC upon request any instrument with respect to long-term debt that NEP has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

Item 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 23, 2017

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

Signature and Title as of February 23, 2017:

SUSAN DAVENPORT AUSTIN	MARK E. HICKSON
Susan Davenport Austin Director	Mark E. Hickson Director

ROBERT J. BYRNE	PETER H. KIND
Robert J. Byrne Director	Peter H. Kind Director

JOHN W. KETCHUM	ARMANDO PIMENTEL, JR.
John W. Ketchum Chief Financial Officer and Director (Principal Financial Officer)	Armando Pimentel, Jr. Director

TERRELL KIRK CREWS, II	CHARLES E. SIEVING
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)	Charles E. Sieving Director