Form 10-Q
period 2017-03-31
NextEra Energy Partners, LP
filed 2017-04-21
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant's telephone number	IRS Employer Identification Number
1-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558
700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000

State or other jurisdiction of incorporation or organization:  Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of March 31, 2017:  54,247,705

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2016 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2016
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreements
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	cash sweep and credit support agreement
FIT	Feed-in-Tariff
GWh	gigawatt-hour(s)
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
management sub-contract	management services sub-contract between NEE Management and NEER
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Amended and Restated Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	Acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

•	NEP depends on the Texas pipelines and certain of the renewable energy projects in its portfolio for a substantial portion of its anticipated cash flows.

•	Terrorist or similar attacks could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.

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

Risks Related to Ownership of NEP's Common Units

•	NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

•	If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

•	Holders of NEP's common units have limited voting rights and are not entitled to elect NEP's general partner or NEP GP's directors.

•	NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP GP that might otherwise constitute breaches of fiduciary duties.

•	NEP's partnership agreement replaces NEP GP's fiduciary duties to holders of its common units with contractual standards governing its duties.

•	Even if holders of NEP's common units are dissatisfied, they cannot remove NEP GP without NEE's consent.

•	NEE's interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.

•	The IDR fee may be assigned to a third party without unitholder consent.

•	NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

•
Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash distributions to or from NEP OpCo and from NEP to NEP's unitholders, and the amount and timing of such reimbursements and fees will be determined by NEP GP and there are no limits on the amount that NEP OpCo may be required to pay.

•	Discretion in establishing cash reserves by NEP OpCo GP may reduce the amount of cash distributions to unitholders.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2016 Form 10-K and investors should refer to that section of the 2016 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016(a)
OPERATING REVENUES
Renewable energy sales	$126	$124
Texas pipelines service revenues	49	47
Total operating revenues(b)	175	171
OPERATING EXPENSES
Operations and maintenance(c)	52	44
Depreciation and amortization	46	50
Taxes other than income taxes and other	4	4
Total operating expenses	102	98
OPERATING INCOME	73	73
OTHER INCOME (DEDUCTIONS)
Interest expense	(43)	(86)
Benefits associated with differential membership interests - net	19	13
Equity in earnings of equity method investee	1	2
Equity in losses of non-economic ownership interests	—	(13)
Other - net	—	(3)
Total other income (deductions) - net	(23)	(87)
INCOME (LOSS) BEFORE INCOME TAXES	50	(14)
INCOME TAX EXPENSE (BENEFIT)	8	(2)
NET INCOME (LOSS)	42	(12)
Less net income (loss) attributable to noncontrolling interest(d)	30	(17)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$12	$5

Weighted average number of common units outstanding - basic and assuming dilution	54.2	34.5
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.22	$0.14
Distributions per common unit	$0.3525	$0.3075
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Includes related party revenues of approximately $5 million and $4 million for the three months ended March 31, 2017 and 2016, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $22 million and $23 million and O&M expenses related to the Texas pipelines of $12 million and $10 million for the three months ended March 31, 2017 and 2016, respectively. Total O&M expenses presented includes related party amounts of approximately $21 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.

(d)	Net income (loss) attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016(a)
NET INCOME (LOSS)	$42	$(12)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive loss to net income (net of $1 and $0 tax expense, respectively)	2	1
Net unrealized gains on foreign currency translation (net of $0 and $1 tax expense, respectively)	—	6
Other comprehensive income (loss) related to equity method investee (net of $0 tax expense and $1 tax benefit, respectively)	1	(1)
Total other comprehensive income, net of tax	3	6
COMPREHENSIVE INCOME (LOSS)	45	(6)
Less comprehensive income (loss) attributable to noncontrolling interest(b)	32	(12)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$13	$6
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Comprehensive income (loss) attributable to noncontrolling interest includes the pre-acquisition comprehensive income (loss) of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$82	$147
Accounts receivable	89	80
Due from related parties	99	67
Restricted cash	34	33
Other current assets	29	28
Total current assets	333	355
Non-current assets:
Property, plant and equipment - net	5,029	5,051
Deferred income taxes	253	255
Intangible assets - customer relationships	674	678
Goodwill	628	628
Investment in equity method investee	88	93
Investments in non-economic ownership interests	11	12
Other non-current assets	76	78
Total non-current assets	6,759	6,795
TOTAL ASSETS	$7,092	$7,150
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18	$19
Due to related parties	17	19
Current maturities of long-term debt	87	78
Acquisition holdback	—	199
Accrued interest	15	25
Derivatives	17	18
Other current liabilities	28	39
Total current liabilities	182	397
Non-current liabilities:
Long-term debt	3,681	3,508
Deferral related to differential membership interests	867	877
Deferred income taxes	51	45
Asset retirement obligation	66	65
Non-current due to related party	22	22
Other non-current liabilities	66	67
Total non-current liabilities	4,753	4,584
TOTAL LIABILITIES	4,935	4,981
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 54.2)	1,739	1,746
Accumulated other comprehensive loss	(2)	(3)
Noncontrolling interest	420	426
TOTAL EQUITY	2,157	2,169
TOTAL LIABILITIES AND EQUITY	$7,092	$7,150

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42	$(12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46	50
Change in value of derivative contracts	2	47
Deferred income taxes	7	(4)
Benefits associated with differential membership interests - net	(19)	(13)
Equity in earnings of equity method investee, net of distributions received	5	(2)
Equity in losses of non-economic ownership interests	—	13
Other - net	3	6
Changes in operating assets and liabilities:
Accounts receivable	(9)	(13)
Other current assets	(3)	2
Other non-current assets	(7)	(3)
Accounts payable and accrued expenses	(2)	(2)
Due to related parties	(2)	—
Other current liabilities	(23)	(19)
Payment of acquisition holdback	(14)	—
Other non-current liabilities	9	—
Net cash provided by operating activities	35	50
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries	—	(325)
Capital expenditures	(8)	(247)
Changes in restricted cash	—	(35)
Payments to related parties under CSCS agreement - net	(32)	(17)
Net cash used in investing activities	(40)	(624)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	—	292
Issuances of long-term debt	210	116
Retirements of long-term debt	(37)	(65)
Partners/Members' contributions	—	236
Partners/Members' distributions	(56)	(46)
Proceeds from differential membership investors	12	11
Payments to differential membership investors	(3)	(3)
Change in amounts due to related parties	(1)	1
Payment of acquisition holdback	(186)	—
Net cash provided by (used in) financing activities	(61)	542
Effect of exchange rate changes on cash	1	2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(65)	(30)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	147	164
CASH AND CASH EQUIVALENTS - END OF PERIOD	$82	$134
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partners/Members' noncash distributions	$—	$25
Members’ noncash contributions for construction costs and other	$—	$86
Change in noncash investments in equity method investees - net	$1	$3
Accrued but not paid for capital and other expenditures	$3	$8
Change in goodwill related to change in purchase accounting valuation	$—	$6
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Units	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balances, December 31, 2016	54.2	$1,746	$(3)	$426	$2,169
Net income	—	12	—	30	42
Other comprehensive income	—	—	1	2	3
Related party distributions	—	—	—	(37)	(37)
Changes in non-economic ownership interests and equity method investee	—	—	—	(1)	(1)
Distributions to unitholders	—	(19)	—	—	(19)
Balances, March 31, 2017	54.2	$1,739	$(2)	$420	$2,157

	Units	Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2015	30.6	$935		$(6)	$963		$1,892
Acquisition of membership interests in subsidiaries	—	—		—	(325)		(325)
Limited partners/related party contribution and transition	—	57	(b)	—	(3)	(c)	54
Issuance of common units	11.3	292		—	—		292
Related party note receivable	—	—			(25)		(25)
Net income (loss)(d)	—	5		—	(17)		(12)
Other comprehensive income	—	—		1	5		6
Related party contributions	—	—		—	326		326
Related party distributions	—	—		—	(37)		(37)
Changes in non-economic ownership interests and equity method investee	—	—		—	3		3
Distributions to unitholders	—	(9)		—	—		(9)
Balances, March 31, 2016	41.9	$1,280		$(5)	$890		$2,165
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and acquisition of subsidiary membership interests.

(c)	Related party noncash contribution (distribution), net, upon transition from predecessor accounting method.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2016 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions

During 2016, a subsidiary of NEP completed several acquisitions from NEER which were transfers of assets between entities under common control and required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

On April 20, 2017, an indirect subsidiary of NEP entered into a purchase and sale agreement with an indirect subsidiary of NEER to acquire Golden West Wind Holdings, LLC, which indirectly owns an approximately 249 MW wind generating facility located in El Paso County, Colorado. NEP expects to complete the acquisition in the second quarter of 2017 for a total consideration of approximately $238 million, plus the assumption of approximately $184 million in existing liabilities related to differential membership interests. The purchase price is subject to working capital and other adjustments.

2. Income Taxes

For periods prior to the date a project is acquired by NEP (NEP acquisition date), income taxes are calculated on the predecessor method using the separate return method for the renewable energy projects structured as limited liability companies or corporations. Income taxes are not included for entities that are structured as flow through entities (partnerships).

For periods after the NEP acquisition date, income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to the U.S. and Canadian projects, allocated by NEP OpCo. The Canadian subsidiaries are all Canadian taxpayers, and therefore NEP recognizes in income all of the Canadian taxes.

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

The effective tax rates for the three months ended March 31, 2017 and 2016 were approximately 16% and 14%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interest and the taxation of Canadian income in both Canada and the U.S.

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

Cash Equivalents and Restricted Cash Equivalents - The fair value of money market funds that are included in cash and cash equivalents, restricted cash and other non-current assets on the condensed consolidated balance sheets is estimated using a market approach based on current observable market prices.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Interest Rate and Foreign Currency Contracts - NEP estimates the fair value of its derivatives using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates, foreign currency exchange rates and credit profiles. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$22	$—	$22	$66	$—	$66
Restricted cash equivalents	32	—	32	29	—	29
Interest rate contracts	—	14	14	—	15	15
Foreign currency contracts	—	1	1	—	1	1
Total assets	$54	$15	$69	$95	$16	$111
Liabilities:
Interest rate contracts	$—	$41	$41	$—	$44	$44
Total liabilities	$—	$41	$41	$—	$44	$44

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,768	$3,895	$3,586	$3,680
____________________

(a)
As of March 31, 2017 and December 31, 2016, approximately $2,995 million and $2,808 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

4. Derivative Instruments and Hedging Activity

NEP recognizes all derivative instruments, when required to be marked to market, on the condensed consolidated balance sheets as either assets or liabilities and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. In connection with certain of its outstanding and expected future debt issuances and borrowings, NEP entered into interest rate contracts to manage interest rate cash flow risk. These agreements allow NEP to offset the variability of its floating-rate interest cash flows with the variable interest cash flows received from the interest rate contracts. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. As of March 31, 2017 and December 31, 2016, the combined notional amounts of the interest rate contracts were approximately $2,113 million and $2,119 million, respectively.

At March 31, 2017, NEP's AOCI included amounts related to discontinued cash flow hedges, which have expiration dates through 2033. At March 31, 2017, approximately $7 million of net unrealized losses are expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

NEP enters into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of March 31, 2017 and December 31, 2016, the notional amount of the foreign currency contracts was approximately $55 million and $46 million, respectively. During the three months ended March 31, 2017 and 2016, NEP recorded approximately $1 million and $3 million of losses, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2017 and December 31, 2016, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	March 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$14	$41	$16	$43
Foreign currency contracts	1	—	1	—
Total fair values	$15	$41	$17	$43

Net fair value by balance sheet line item:
Other current assets			$2
Other non-current assets			15
Current derivative liabilities				$17
Other non-current liabilities				26
Total derivatives			$17	$43

	December 31, 2016
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$17	$46
Foreign currency contracts	1	—	1	—
Total fair values	$16	$44	$18	$46

Net fair value by balance sheet line item:
Other current assets			$1
Other non-current assets			17
Current derivative liabilities				$18
Other non-current liabilities				28
Total derivatives			$18	$46

Financial Statement Impact of Derivative Instruments - Losses related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2017	2016
	(millions)
Interest rate contracts:
Losses reclassified from AOCI to interest expense	$(3)	$(1)
Losses recognized in interest expense	$(2)	$(44)

5. Variable Interest Entities

NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2017, NEP owned an approximately 34.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.2% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at March 31, 2017, NEP consolidated four VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate six wind electric generation facilities. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generation facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment - net and deferral related to differential membership interests, totaled approximately $1,634 million and $914 million at March 31, 2017, respectively, and $1,647 million and $929 million at December 31, 2016, respectively.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In October 2016, a subsidiary of NEP completed the acquisition from NEER of an indirect 24% interest in Desert Sunlight Investment Holdings, LLC (Desert Sunlight) which is reflected as investment in equity method investee on the condensed consolidated balance sheets. Desert Sunlight owns two project entities, which together make up the Desert Sunlight Solar Energy Center, a 550 MW solar generation plant located in Riverside County, California. NEER retained an interest in Desert Sunlight and will remain the managing member. NEP is not the primary beneficiary and therefore does not consolidate this entity because it does not control any of the ongoing activities of this entity, was not involved in the initial design of this entity and does not have a controlling interest in this entity.

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2017 and December 31, 2016, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

6. Capitalization

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the three months ended March 31, 2017 were as follows:

Date Issued	Debt Issuances/Borrowings	Interest Rate	Principal Amount	Maturity Date
			(millions)
February 2017	Senior secured revolving credit facility	Variable(a)	$10	2019
March 2017	Senior secured term loans	Variable(a)	$200	2018 - 2019
————————————

(a)	Variable rate is based on an underlying index plus a margin.

The long-term debt agreements listed above are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2017, NEP's subsidiaries were in compliance with all financial debt covenants under their project financings; however, in the fourth quarter of 2016, one project was unable to fully fund its debt reserve by approximately $2 million.

Equity - On April 20, 2017, the board of directors of NEP GP authorized a distribution of $0.365 per common unit payable on May 15, 2017 to its unitholders of record on May 8, 2017.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended March 31, 2017
Balances, December 31, 2016	$(4)	$(105)	$(16)	$(125)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Other comprehensive income related to equity method investee	—	—	1	1
Net other comprehensive income	2	—	1	3
Balances, March 31, 2017	$(2)	$(105)	$(15)	$(122)
AOCI attributable to noncontrolling interest	$(3)	$(101)	$(16)	$(120)
AOCI attributable to NEP	$1	$(4)	$1	$(2)

	Accumulated Other Comprehensive Loss
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Three months ended March 31, 2016
Balances, December 31, 2015	$(11)	$(108)	$(18)	$(137)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized gains on foreign currency translation	—	6	—	6
Other comprehensive loss related to equity method investee	—	—	(1)	(1)
Net other comprehensive income (loss)	1	6	(1)	6
Balances, March 31, 2016	$(10)	$(102)	$(19)	$(131)
AOCI attributable to noncontrolling interest	$(10)	$(97)	$(19)	$(126)
AOCI attributable to NEP	$—	$(5)	$—	$(5)

8. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in the condensed consolidated statements of income. Additionally, a NEP subsidiary pays an affiliate for transmission services which are reflected as operations and maintenance in the condensed consolidated statements of income. Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three months ended March 31, 2017 and 2016 include approximately $16 million and $7 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - Effective July 1, 2014, NEP OpCo entered into a CSCS agreement with NEER under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2017 and 2016 include approximately $1 million and less than $1 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amounts held in accounts belonging to NEER or its subsidiaries as of March 31, 2017 and December 31, 2016 were approximately $97 million and $65 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. As of March 31, 2017, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $701 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payment of construction-related expenses that were not yet paid before the sale of the differential membership interests in VIEs, as well as payments due by the VIEs and the indemnifications to the VIEs' respective investors. As of March 31, 2017, NEER guaranteed a total of approximately $77 million related to these obligations.

Due to Related Party - Non-current amounts due to related party on the condensed consolidated balance sheets represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on the condensed consolidated balance sheets.

Transportation and Fuel Management Agreements - In connection with the acquisition of the Texas pipeline business, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three months ended March 31, 2017 and 2016, NEP recognized approximately $5 million and $4 million, respectively, in revenues related to the transportation and fuel management agreements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Summary of Significant Accounting and Reporting Policies

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standards update will be effective for NEP beginning January 1, 2018 with early adoption on January 1, 2017 permitted. The standards update may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method).

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

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. NEP anticipates adopting the standards update on January 1, 2018, concurrent with the FASB's new revenue recognition standard. The standards update may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of the date of initial application. NEP is currently evaluating the effect the adoption of this standards update will have on its consolidated financial statements.

Property, Plant and Equipment - net - NEP reviews the estimated useful lives of its fixed assets on an ongoing basis. NEP's most recent review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEP changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEP by approximately $1 million and increased basic and diluted earnings per unit attributable to NEP by approximately $0.02 for the three months ended March 31, 2017. For the year ended December 31, 2017, the change is expected to increase net income attributable to NEP by approximately $4 million.

10. Commitments and Contingencies

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $6 million and $5 million for the three months ended March 31, 2017 and 2016, respectively, and is included in operations and maintenance expenses in the condensed consolidated statements of income.

The total minimum non-cancelable rental commitments at March 31, 2017 under these land use agreements are as follows:

Land Use Commitments
(millions)
Remainder of 2017	$7
2018	10
2019	10
2020	10
2021	10
Thereafter	337
Total minimum land use payments	$384

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Development, Engineering and Construction Commitments - At March 31, 2017, the Texas pipelines had several open engineering, procurement and construction contracts related to the procurement of materials and services. Those contracts have varying payment terms and some include performance obligations that allow the Texas pipelines to receive liquidated damages if the contractor does not perform. As of March 31, 2017, the Texas pipelines purchased approximately $4 million under these contracts, for which costs have been capitalized in construction work in progress which is included in property, plant and equipment - net on the condensed consolidated balance sheet. As of March 31, 2017, the Texas pipelines have remaining commitments under these contracts of approximately $10 million.

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $119 million in the aggregate. These LOC facilities have maturity dates of August 2017 and June 2022. Approximately $93 million of LOCs are outstanding as of March 31, 2017 primarily related to debt service reserves and security for certain of the projects' agreements, including a PPA.

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

Acquisition Holdback - At December 31, 2016, the condensed consolidated balance sheets included an acquisition holdback related to the satisfaction of any indemnification obligations of the Texas pipelines sellers through April 2017 (indemnity holdback). During the three months ended March 31, 2017, the indemnity holdback was released under the terms of the Texas pipelines acquisition agreement and approximately $200 million was paid to the sellers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At March 31, 2017, NEP owns a controlling, non-economic general partner interest and an approximately 34.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2016 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

During 2016, a subsidiary of NEP completed several acquisitions from NEER, which were transfers of assets between entities under common control and required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

Results of Operations

	Three Months Ended March 31,
	2017	2016(a)
	(millions)
Statement of Income Data:
OPERATING REVENUES
Renewable energy sales	$126	$124
Texas pipelines service revenues	49	47
Total operating revenues	175	171
OPERATING EXPENSES
Operations and maintenance	52	44
Depreciation and amortization	46	50
Taxes other than income taxes and other	4	4
Total operating expenses	102	98
OPERATING INCOME	73	73
OTHER INCOME (DEDUCTIONS)
Interest expense	(43)	(86)
Benefits associated with differential membership interests - net	19	13
Equity in earnings of equity method investee	1	2
Equity in losses of non-economic ownership interests	—	(13)
Other - net	—	(3)
Total other income (deductions) - net	(23)	(87)
INCOME (LOSS) BEFORE INCOME TAXES	50	(14)
INCOME TAX EXPENSE (BENEFIT)	8	(2)
NET INCOME (LOSS)	$42	$(12)
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Operating revenues increased approximately $4 million during the three months ended March 31, 2017 primarily due to increased pricing related to PPA escalations. NEP's renewable energy projects produced total generation of 2,122 GWh and 2,130 GWh during the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Operations and Maintenance

O&M expense includes interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 8. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased approximately $8 million during the three months ended March 31, 2017 primarily due to an increase of $8 million in IDR fees related to growth in NEP's distributions to its unitholders.

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

Depreciation and amortization expense decreased approximately $4 million during the three months ended March 31, 2017 primarily due to the change in the estimated useful lives of certain property, plant and equipment. See Note 9.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest on long-term debt and mark-to-market losses on interest rate swaps, partially offset by interest capitalization on qualified expenditures. Interest expense decreased approximately $43 million during the three months ended March 31, 2017 primarily due to a decrease in the mark-to-market losses on interest rate swaps.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. The increase in benefits associated with differential membership interests - net of approximately $6 million during the three months ended March 31, 2017 relates to lower interest costs primarily associated with the ongoing paydown of the differential membership interest obligations and increased wind resource at the underlying projects.

Equity in Losses of Non-Economic Ownership Interests

Equity in losses of non-economic ownership interests decreased by approximately $13 million during three months ended March 31, 2017 primarily due to the absence of 2016 mark-to-market losses on interest rate derivative contracts recorded at the related projects.

Income Taxes

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended March 31, 2017, NEP recorded income tax expense of approximately $8 million on income before income taxes of $50 million, resulting in an effective tax rate of approximately 16%. The tax expense is comprised primarily of income tax expense of approximately $17 million at the statutory rate of 35%, partly offset by $7 million of income tax benefit attributable to noncontrolling interest.

For the three months ended March 31, 2016, NEP recorded income tax benefit of approximately $2 million on loss before income taxes of $14 million, resulting in an effective tax rate of approximately 14%. The tax benefit is comprised primarily of income tax benefit of approximately $5 million at the statutory rate of 35%, partly offset by $3 million of income tax expense attributable to noncontrolling interest.

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

Liquidity Position

At March 31, 2017 and December 31, 2016, NEP's liquidity position was approximately $445 million and $484 million, respectively. The table below provides the components of NEP’s liquidity position:

	March 31, 2017	December 31, 2016
	(millions)
Cash and cash equivalents	$82	$147
Amounts due under the CSCS agreement	97	65
Revolving credit facilities	400	400
Less borrowings	(160)	(150)
Letter of credit facilities	119	119
Less letters of credit	(93)	(97)
Total(a)	$445	$484
____________________

(a)	Excludes current restricted cash of approximately $34 million and $33 million at March 31, 2017 and December 31, 2016, respectively.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

During the three months ended March 31, 2017, a subsidiary of NEP borrowed $10 million under one of its revolving credit facilities. As of March 31, 2017, $10 million is outstanding under this revolving credit facility.

Project Financings and Term Loans

NEP OpCo and most of the projects in the portfolio are subject to financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate and two projects accrue interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the loan. In addition, under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. Under certain term loans, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants, including maintaining a leverage coverage ratio of less than 5.5:1.0 and an interest coverage ratio of at least 1.75:1.00 in order to make a distribution. At March 31, 2017, NEP's subsidiaries were in compliance with all financial debt covenants under their financings; however, in the fourth quarter of 2016, one project was unable to fully fund its debt reserve by approximately $2 million.

In March 2017, an indirect subsidiary of NEP entered into and borrowed $200 million under variable rate senior secured term loan agreements that mature in 2018 and 2019. See Note 6 - Debt.

Equity Arrangements

During the three months ended March 31, 2017, NEP did not issue any common units to the public. At March 31, 2017, NEP may issue up to approximately $109 million in additional common units under its at-the-market program.

If, at any time, NEP GP and its affiliates control more than 80% of the voting power of the sum of NEP's outstanding common units and special voting units, NEP GP will have the right, but not the obligation, to purchase all of the outstanding common units, other than those owned by NEP GP and its affiliates, at a price of the greater of the then-current market price of such common units and the highest price paid by NEP GP or its affiliates for such units during the preceding 90-day period. At March 31, 2017, NEP GP and its affiliates controlled approximately 66.1% of the voting power of NEP's outstanding common units.

Contractual Obligations

NEP's contractual obligations as of March 31, 2017 were as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Debt, including interest(a)	$167	$851	$443	$572	$247	$2,690	$4,970
Contractual obligations(b)	22	14	14	12	12	47	121
Revolving credit facilities fees	1	1	1	—	—	—	3
Asset retirement activities(c)	—	—	—	—	—	315	315
MSA and credit support(d)	5	7	7	7	7	94	127
Land lease payments(e)	7	10	10	10	10	337	384
Total	$202	$883	$475	$601	$276	$3,483	$5,920
____________________

(a)	Includes principal, interest and interest rate contracts. Variable rate interest was computed using March 31, 2017 rates.

(b)	Represents estimated cash payments related to the acquisition of certain development rights and differential membership interests, as well as obligations for certain procurement contracts.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 8.

(e)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2017 and 2016, NEP had capital expenditures of approximately $8 million and $275 million, respectively. The 2016 capital expenditures primarily relate to construction prior to the NEP acquisition date and exclude the purchase price of acquired projects. At March 31, 2017, estimated capital expenditures for NEP's renewable energy projects for the remainder of 2017 and 2018 total approximately $12 million and $2 million, respectively. Planned capital expenditures associated with the Texas pipelines for the remainder of 2017 and 2018 total approximately $21 million and $2 million, respectively. There are no additional significant planned capital expenditures for the remainder of 2017 through 2021 other than costs that may occur as acquisition or expansion opportunities arise. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

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

During the three months ended March 31, 2017, NEP distributed approximately $19 million to its unitholders. On April 20, 2017, the board of directors of NEP GP authorized a distribution of $0.365 per common unit payable on May 15, 2017 to its unitholders of record on May 8, 2017.

Cash Flows

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table reflects the changes in cash flows for the comparative periods:

	2017	2016	Change
	(millions)
Three Months Ended March 31,
Net cash provided by operating activities	$35	$50	$(15)
Net cash used in investing activities	$(40)	$(624)	$584
Net cash provided by (used in) financing activities	$(61)	$542	$(603)

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities were primarily driven by approximately $8 million of higher IDR fees and the $14 million portion of the acquisition holdback payment reflected as cash flows from operating activities. This was partially offset by $6 million in distributions from an equity method investee.

Net Cash Used in Investing Activities

The decrease in net cash used in investing activities was driven by the absence of project acquisitions during 2017, decreased capital expenditures related to construction activities and decreases in restricted cash balances related to the timing of construction payments, partly offset by increased payments to related parties under the CSCS agreement.

	2017	2016
	(millions)
Three Months Ended March 31,
Acquisition of membership interests in subsidiaries	$—	$(325)
Capital expenditures	(8)	(247)
Changes in restricted cash	—	(35)
Payments to related parties under CSCS agreement - net	(32)	(17)
Net cash used in investing activities	$(40)	$(624)

Net Cash Provided by Financing Activities

Changes in net cash provided by financing activities primarily reflect decreased issuances of additional NEP common units, increased issuances of debt to pay the acquisition holdback, the absence of pre-acquisition member contributions and increased member distributions.

	2017	2016
	(millions)
Three Months Ended March 31,
Proceeds from issuance of common units - net	$—	$292
Issuances of long-term debt - net	173	51
Partners/Members' contributions	—	236
Partners/Members' distributions	(56)	(46)
Payment of acquisition holdback	(186)	—
Other	8	9
Net cash provided by (used in) financing activities	$(61)	$542

New Accounting Rules and Interpretations

Revenue Recognition - In May 2014, the FASB issued an accounting standards update related to the recognition of revenue from contracts with customers and required disclosures. See Note 9 - Revenue Recognition.

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. See Note 9 - Accounting for Partial Sales of Nonfinancial Assets.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of March 31, 2017, approximately 10% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. As of March 31, 2017, the estimated fair value of NEP's long-term debt was approximately $3.9 billion and the carrying value of the long-term debt was $3.8 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $63 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are contracted under long-term contracts that have an average remaining contract term of approximately 18 years as of March 31, 2017, weighted based on forecasted contributions to earnings.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of losses during the three months ended March 31, 2017 and 2016. NEP has certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 4.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2017.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2016 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2016 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described in the 2016 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 6. Exhibits

Exhibit Number	Description
10.1*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners GP, Inc. effective January 1, 2017 (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2016, File No. 1-36518)

10.2*
Amended and Restated Management Services Agreement, dated as of March 10, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP and NextEra Energy Management Partners, LP, as manager (filed as Exhibit 10 to Form 8-K dated March 14, 2017, File No. 1-36518)

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

Date:  April 21, 2017

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)