Form 10-Q
period 2017-06-30
NextEra Energy Partners, LP
filed 2017-07-26
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of June 30, 2017:  54,250,995

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2016 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2016
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreements
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	cash sweep and credit support agreement
FIT	Feed-in-Tariff
GWh	gigawatt-hour(s)
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
management sub-contract	management services sub-contract between NEE Management and NEER
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Amended and Restated Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP partnership agreement	agreement of limited partnership of NEP, to be amended and restated
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	Acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

•	The liability of holders of NEP's common units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

•	Unitholders may have liability to repay distributions that were wrongfully distributed to them.

•	Except in limited circumstances, NEP GP has the power and authority to conduct NEP's business without unitholder approval.

•	Contracts between NEP, on the one hand, and NEP GP and its affiliates, on the other hand, will not be the result of arm's-length negotiations.

•	Unitholders have no right to enforce the obligations of NEP GP and its affiliates under agreements with NEP.

•	NEP GP decides whether to retain separate counsel, accountants or others to perform services for NEP.

•	The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

Risks Related to the Series A Convertible Preferred Units

•	Issuance of the Series A convertible preferred units will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

•	The Series A convertible preferred units will have rights, preferences and privileges that are not held by, and will be preferential to the rights of, holders of the common units.

Taxation Risks

•	NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.

•	NEP's ability to use NOLs to offset future income may be limited.

•	NEP will not have complete control over NEP's tax decisions.

•	A valuation allowance may be required for NEP's deferred tax assets.

•	Distributions to unitholders may be taxable as dividends.

•
Unitholders who are not resident in Canada may be subject to Canadian tax on gains from the sale of common units if NEP’s common units derive more than 50% of their value from Canadian real property at any time.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2016 Form 10-K and Part II, Item 1A. Risk Factors in this Form 10-Q and investors should refer to those sections of the 2016 Form 10-K and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(a)	2017	2016(a)
OPERATING REVENUES
Renewable energy sales	$159	$144	$292	$273
Texas pipelines service revenues	45	44	94	92
Total operating revenues(b)	204	188	386	365
OPERATING EXPENSES
Operations and maintenance(c)	61	48	114	93
Depreciation and amortization	50	53	99	107
Taxes other than income taxes and other	5	5	9	9
Total operating expenses	116	106	222	209
OPERATING INCOME	88	82	164	156
OTHER INCOME (DEDUCTIONS)
Interest expense	(61)	(77)	(104)	(162)
Benefits associated with differential membership interests - net	22	17	45	31
Equity in earnings of equity method investee	7	7	8	8
Equity in earnings (losses) of non-economic ownership interests	4	(7)	3	(19)
Other - net	(1)	16	(2)	13
Total other income (deductions) - net	(29)	(44)	(50)	(129)
INCOME BEFORE INCOME TAXES	59	38	114	27
INCOME TAX EXPENSE (BENEFIT)	9	(3)	19	(8)
NET INCOME	50	41	95	35
Less net income attributable to noncontrolling interest(d)	37	33	70	22
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$13	$8	$25	$13

Weighted average number of common units outstanding - basic and assuming dilution	54.3	42.1	54.2	38.3
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.24	$0.19	$0.46	$0.33
Distributions per common unit	$0.3650	$0.3188	$0.7175	$0.6263
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)
Includes related party revenues of approximately $1 million and $3 million for the three months ended June 30, 2017 and 2016, respectively, and $6 million and $7 million for the six months ended June 30, 2017 and 2016, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $32 million and $28 million for the three months ended June 30, 2017 and 2016, respectively, and $55 million and $52 million for the six months ended June 30, 2017 and 2016, respectively. Includes O&M expenses related to the Texas pipelines of $10 million and $9 million for the three months ended June 30, 2017 and 2016, respectively, and $22 million and $19 million for the six months ended June 30, 2017 and 2016, respectively. Total O&M expenses presented include related party amounts of approximately $21 million and $14 million for the three months ended June 30, 2017 and 2016, respectively, and $42 million and $26 million for the six months ended June 30, 2017 and 2016, respectively.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(a)	2017	2016(a)
NET INCOME	$50	$41	$95	$35
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive loss to net income (net of approximately $1, $1, $1 and $1 tax expense, respectively)	1	2	3	3
Net unrealized gains on foreign currency translation (net of approximately $0, $0, $1, and $1 tax expense, respectively)	3	1	3	7
Other comprehensive income (loss) related to equity method investee (net of approximately $0, $0, $0 and $1 tax benefit, respectively)	—	(1)	1	(2)
Total other comprehensive income, net of tax	4	2	7	8
COMPREHENSIVE INCOME	54	43	102	43
Less comprehensive income attributable to noncontrolling interest(b)	40	35	75	29
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$14	$8	$27	$14
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Comprehensive income attributable to noncontrolling interest includes the pre-acquisition comprehensive income (loss) of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2017	December 31, 2016(a)
ASSETS
Current assets:
Cash and cash equivalents	$128	$147
Accounts receivable	97	83
Due from related parties	75	67
Restricted cash	33	33
Other current assets	28	29
Total current assets	361	359
Non-current assets:
Property, plant and equipment - net	5,393	5,424
Deferred income taxes	254	255
Intangible assets - customer relationships	670	678
Goodwill	628	628
Investment in equity method investee	92	93
Investments in non-economic ownership interests	12	12
Other non-current assets	69	83
Total non-current assets	7,118	7,173
TOTAL ASSETS	$7,479	$7,532
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21	$19
Due to related parties	14	20
Current maturities of long-term debt	89	78
Acquisition holdback	—	199
Accrued interest	26	25
Derivatives	16	18
Other current liabilities	37	39
Total current liabilities	203	398
Non-current liabilities:
Long-term debt	3,926	3,508
Deferral related to differential membership interests	1,024	1,064
Deferred income taxes	56	47
Asset retirement obligation	71	69
Non-current due to related party	22	22
Other non-current liabilities	72	67
Total non-current liabilities	5,171	4,777
TOTAL LIABILITIES	5,374	5,175
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 54.3 and 54.2, respectively)	1,739	1,746
Accumulated other comprehensive loss	(1)	(3)
Noncontrolling interest	367	614
TOTAL EQUITY	2,105	2,357
TOTAL LIABILITIES AND EQUITY	$7,479	$7,532
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	107
Change in value of derivative contracts	21	77
Deferred income taxes	18	(9)
Benefits associated with differential membership interests - net	(45)	(31)
Equity in earnings of equity method investee, net of distributions received	1	(8)
Equity in losses (earnings) of non-economic ownership interests	(3)	19
Change in fair value of contingent consideration for pipeline acquisition	—	(17)
Other - net	6	10
Changes in operating assets and liabilities:
Accounts receivable	(15)	(16)
Other current assets	(3)	1
Other non-current assets	(7)	(5)
Accounts payable and accrued expenses	(3)	(5)
Due to related parties	(2)	2
Other current liabilities	(3)	(3)
Payment of acquisition holdback	(14)	—
Other non-current liabilities	9	5
Net cash provided by operating activities	154	162
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries	(242)	(324)
Capital expenditures	(20)	(526)
Changes in restricted cash	3	(25)
Payments to related parties under CSCS agreement - net	(9)	(5)
Net cash used in investing activities	(268)	(880)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	—	303
Issuances of long-term debt	460	471
Retirements of long-term debt	(60)	(370)
Deferred financing costs	(2)	(9)
Partners/Members' contributions	1	510
Partners/Members' distributions	(124)	(114)
Proceeds from differential membership investors	15	10
Payments to differential membership investors	(10)	(8)
Repayments of short-term debt	—	(12)
Change in amounts due to related parties	(1)	15
Payment of acquisition holdback	(186)	—
Net cash provided by financing activities	93	796
Effect of exchange rate changes on cash	2	3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19)	81
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	147	165
CASH AND CASH EQUIVALENTS - END OF PERIOD	$128	$246
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partners/Members' noncash distributions	$—	$29
Members’ noncash contributions for construction costs and other	$3	$89
Change in noncash investments in equity method investees - net	$3	$7
Accrued but not paid for capital and other expenditures	$5	$4
Noncash member contribution upon transition from predecessor method	$5	$3
Change in goodwill related to change in purchase accounting valuation	$—	$6
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Units	Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2016	54.2	$1,746		$(3)	$614		$2,357
Acquisition of membership interests in subsidiaries	—	—		—	(242)		(242)
Limited partners/related party contribution and transition	—	6	(b)	—	5	(c)	11
Issuance of common units	0.1	1		—	—		1
Net income	—	25		—	70	(d)	95
Other comprehensive income	—	—		2	5		7
Related party contributions	—	—		—	4		4
Related party distributions	—	—		—	(86)		(86)
Changes in non-economic ownership interests and equity method investee	—	—		—	(3)		(3)
Distributions to unitholders	—	(39)		—	—		(39)
Balances, June 30, 2017	54.3	$1,739		$(1)	$367		$2,105

	Units	Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2015	30.6	$935		$(6)	$897		$1,826
Acquisition of membership interests in subsidiaries	—	—		—	(324)		(324)
Limited partners/related party contribution and transition	—	60	(b)	—	(3)	(c)	57
Issuance of common units	11.7	303		—	—		303
Related party note receivable	—	—			(24)		(24)
Net income	—	13		—	22	(d)	35
Other comprehensive income	—	—		1	7		8
Related party contributions	—	—		—	601		601
Related party distributions	—	—		—	(93)		(93)
Changes in non-economic ownership interests and equity method investee	—	—		—	(5)		(5)
Distributions to unitholders	—	(23)		—	—		(23)
Balances, June 30, 2016	42.3	$1,288		$(5)	$1,078		$2,361
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and acquisition of subsidiary membership interests.

(c)	Related party noncash contribution (distribution), net, upon transition from predecessor accounting method.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

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

1. Acquisitions

On May 1, 2017, an indirect subsidiary of NEP completed the acquisition from NEER of Golden West Wind Holdings, LLC for approximately $238 million, plus working capital of $4 million and the assumption of $184 million in existing liabilities related to differential membership interests. Golden West Wind Holdings, LLC indirectly owns an approximately 249 MW wind generation facility located in El Paso County, Colorado.

The 2017 acquisition discussed above and the acquisitions from NEER completed by a subsidiary of NEP in 2016 (collectively, the common control acquisitions) were transfers of assets between entities under common control and required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

2. Income Taxes

For periods prior to the date a project is acquired by NEP (NEP acquisition date), income taxes are calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired.

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

The effective tax rates for the three months ended June 30, 2017 and 2016 were approximately 15% and (8)%, respectively, and for the six months ended June 30, 2017 and 2016 were approximately 17% and (30)%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions, valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interest and the taxation of Canadian income in both Canada and the U.S. Additionally, for the three and six months ended June 30, 2016, the effective tax rate was affected by an April 2016 court decision approving a reorganization of certain of NEP's Canadian assets that provided for tax bases in certain of these assets. NEP recorded approximately $12 million of the associated income tax benefits during the three months ended June 30, 2016.

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$51	$—	$51	$66	$—	$66
Restricted cash equivalents	31	—	31	29	—	29
Interest rate contracts	—	3	3	—	15	15
Foreign currency contracts	—	—	—	—	1	1
Total assets	$82	$3	$85	$95	$16	$111
Liabilities:
Interest rate contracts	$—	$43	$43	$—	$44	$44
Foreign currency contracts	—	1	1	—	—	—
Total liabilities	$—	$44	$44	$—	$44	$44

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,015	$4,149	$3,586	$3,680
____________________

(a)
As of June 30, 2017 and December 31, 2016, approximately $3,249 million and $2,808 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

Contingent Consideration - NEP recorded a liability related to a contingent holdback as part of the Texas pipelines acquisition. The contingent holdback was payable if the Texas pipelines entered into one or more written contracts by December 31, 2016 related to certain financial performance and capital expenditure thresholds. Contingent consideration is required to be reported at fair value at each reporting date. NEP determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. During the three and six months ended June 30, 2016, NEP recorded an approximately $17 million fair value adjustment to decrease the contingent consideration based on updated estimates associated with management's probability assessment as of June 30, 2016. The fair value adjustment is included in other - net in the condensed consolidated statements of income.

4. Derivative Instruments and Hedging Activity

NEP recognizes all derivative instruments, when required to be marked to market, on the condensed consolidated balance sheets as either assets or liabilities and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. In connection with certain of its outstanding and expected future debt issuances and borrowings, NEP entered into interest rate contracts to manage interest rate cash flow risk. These agreements allow NEP to offset the variability of its floating-rate interest cash flows with the variable interest cash flows received from the interest rate contracts. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income. The commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. As of June 30, 2017 and December 31, 2016, the combined notional amounts of the interest rate contracts were approximately $2,310 million and $2,119 million, respectively.

At June 30, 2017, NEP's AOCI included amounts related to discontinued cash flow hedges, which have expiration dates through 2033. At June 30, 2017, approximately $6 million of net unrealized losses are expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

NEP enters into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of June 30, 2017 and December 31, 2016, the notional amount of the foreign currency contracts was approximately $63 million and $46 million, respectively. During the three months ended June 30, 2017 and 2016, NEP recorded approximately $2 million and less than $1 million of losses, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income. During the six months ended June 30, 2017 and 2016, NEP recorded approximately $2 million and $3 million of losses, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2017 and December 31, 2016, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	June 30, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$3	$43	$5	$45
Foreign currency contracts	—	1	—	1
Total fair values	$3	$44	$5	$46

Net fair value by balance sheet line item:
Other current assets			$2
Other non-current assets			3
Current derivative liabilities				$16
Other non-current liabilities				30
Total derivatives			$5	$46

	December 31, 2016
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$17	$46
Foreign currency contracts	1	—	1	—
Total fair values	$16	$44	$18	$46

Net fair value by balance sheet line item:
Other current assets			$1
Other non-current assets			17
Current derivative liabilities				$18
Other non-current liabilities				28
Total derivatives			$18	$46

Financial Statement Impact of Derivative Instruments - Losses related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(millions)
Interest rate contracts:
Losses reclassified from AOCI to interest expense	$(2)	$(3)	$(4)	$(4)
Losses recognized in interest expense	$(17)	$(41)	$(19)	$(85)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Variable Interest Entities

NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2017, NEP owned an approximately 34.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.1% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at June 30, 2017, NEP consolidated five VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate seven wind electric generation facilities. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generation facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment - net and deferral related to differential membership interests, totaled approximately $2,006 million and $1,080 million at June 30, 2017, respectively, and $2,032 million and $1,123 million at December 31, 2016, respectively.

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

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2017 and December 31, 2016, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

6. Capitalization

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2017 were as follows:

Date Issued	Debt Issuances/Borrowings	Interest Rate	Principal Amount	Maturity Date
			(millions)
February 2017 - April 2017	Senior secured revolving credit facility	Variable(a)	$110	2019
March 2017	Senior secured term loans	Variable(a)	$200	2018 - 2019
April 2017	Senior secured term loans	Variable(a)	$150	2019
————————————

(a)	Variable rate is based on an underlying index plus a margin.

The long-term debt agreements listed above are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2017, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity - In June 2017, NEP entered into a Series A Preferred Unit Purchase Agreement, as amended (the purchase agreement), to issue and sell in a private placement in one or more tranches on or before December 31, 2017, as determined by NEP, $550 million of Series A convertible preferred units representing limited partner interests in NEP (preferred units) at a purchase price of $39.2253 per preferred unit. NEP will contribute the proceeds from each closing to NEP OpCo in exchange for an equivalent number of a new series of NEP OpCo preferred units with economically equivalent rights to the preferred units.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Pursuant to the purchase agreement, the NEP partnership agreement will be amended and restated to establish the rights and preferences of the preferred units. The preferred units will be a new class of securities that will rank senior to the common units representing limited partner interests in NEP (common units). The preferred units will vote on an as-converted basis with the common units and will have certain class voting rights with respect to amendments that adversely affect their distribution, liquidation or conversion rights, their ranking or certain other protections under the NEP partnership agreement.
Holders of the preferred units will receive cumulative quarterly distributions equal to $0.4413 per unit for quarters ending on or before the third anniversary of the issuance date of the preferred units, which will be prorated for the quarter during which the preferred units are issued and which may be paid, at NEP’s election, in cash, in kind or a combination thereof. For quarters ending after the third anniversary of the issuance date, holders will receive cumulative quarterly distributions equal to the greater of $0.4413 per unit and the amount that the preferred units would have received if they had converted into common units at the then-applicable conversion rate (defined below), and NEP may elect to pay up to 1/9th of the subsequent distribution period amounts in kind. The quarterly distribution amount and portion of the distribution that may be paid in kind will be prorated for the quarter that includes the third anniversary of the issuance date. If NEP fails to pay a distribution during a subsequent distribution period, NEP would be unable to pay any distributions on or redeem or repurchase any junior securities, including the common units, prior to paying the unpaid cash component of the quarterly distribution, including any previously accrued and unpaid cash distributions.
Each holder of preferred units (together with its affiliates) may elect to convert all or any portion of its preferred units into common units initially on a one-for-one basis, subject to customary adjustments and an adjustment for any distributions that have accrued but have not been paid when due (the conversion rate), at any time after June 20, 2019, subject to certain conditions. NEP may elect to convert all or a portion of the preferred units into common units based on the conversion rate at any time after the first anniversary of the date of issuance of the preferred units being converted if certain conditions, including specific common unit price and trading volume conditions, are met and subject to certain maximum conversion amounts prior to the third anniversary of the final closing date under the purchase agreement. In addition, certain change of control events, as will be defined in the NEP partnership agreement, will result in, or provide holders of the preferred units with the right to elect, conversion of preferred units to common units (or substantially equivalent securities of a surviving entity) or redemption of the preferred units, with such redemption to be paid in cash or common units at NEP's discretion. Beginning January 1, 2021, NEP will give the purchasers certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the common units that are issuable upon conversion of the preferred units.
On July 25, 2017, the board of directors of NEP GP authorized a distribution of $0.38 per common unit payable on August 14, 2017 to its unitholders of record on August 7, 2017.

7. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended June 30, 2017
Balances, March 31, 2017	$(2)	$(105)	$(15)	$(122)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized gains on foreign currency translation	—	3	—	3
Net other comprehensive income	1	3	—	4
Balances, June 30, 2017	$(1)	$(102)	$(15)	$(118)
AOCI attributable to noncontrolling interest	$(2)	$(99)	$(16)	$(117)
AOCI attributable to NEP	$1	$(3)	$1	$(1)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six months ended June 30, 2017
Balances, December 31, 2016	$(4)	$(105)	$(16)	$(125)
Amounts reclassified from AOCI to interest expense	3	—	—	3
Net unrealized gains on foreign currency translation	—	3	—	3
Other comprehensive income related to equity method investee	—	—	1	1
Net other comprehensive income	3	3	1	7
Balances, June 30, 2017	$(1)	$(102)	$(15)	$(118)
AOCI attributable to noncontrolling interest	$(2)	$(99)	$(16)	$(117)
AOCI attributable to NEP	$1	$(3)	$1	$(1)

	Accumulated Other Comprehensive Loss
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Three months ended June 30, 2016
Balances, March 31, 2016	$(10)	$(102)	$(19)	$(131)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Net unrealized gains on foreign currency translation	—	1	—	1
Other comprehensive loss related to equity method investee	—	—	(1)	(1)
Net other comprehensive income (loss)	2	1	(1)	2
Balances, June 30, 2016	$(8)	$(101)	$(20)	$(129)
AOCI attributable to noncontrolling interest	$(8)	$(96)	$(20)	$(124)
AOCI attributable to NEP	$—	$(5)	$—	$(5)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Loss
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Six months ended June 30, 2016
Balances, December 31, 2015	$(11)	$(108)	$(18)	$(137)
Amounts reclassified from AOCI to interest expense	3	—	—	3
Net unrealized gains on foreign currency translation	—	7	—	7
Other comprehensive loss related to equity method investee	—	—	(2)	(2)
Net other comprehensive income (loss)	3	7	(2)	8
Balances, June 30, 2016	$(8)	$(101)	$(20)	$(129)
AOCI attributable to noncontrolling interest	$(8)	$(96)	$(20)	$(124)
AOCI attributable to NEP	$—	$(5)	$—	$(5)

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP GP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and six months ended June 30, 2017 include approximately $16 million and $32 million, respectively, and for the three and six months ended June 30, 2016 include $10 million and $17 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to a CSCS agreement with NEER under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2017 include approximately $1 million and $2 million, respectively, and for both the three and six months ended June 30, 2016 include $1 million related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain of the long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The cash sweep amounts held in accounts belonging to NEER or its subsidiaries as of June 30, 2017 and

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

December 31, 2016 were approximately $74 million and $65 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain of the financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. As of June 30, 2017, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $651 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. As of June 30, 2017, NEER guaranteed a total of approximately $97 million related to these obligations.

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

Transportation and Fuel Management Agreements - In connection with the Texas pipelines acquisition, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three and six months ended June 30, 2017, NEP recognized approximately $1 million and $6 million, respectively, and for the three and six months ended June 30, 2016 recognized approximately $2 million and $6 million, respectively, in revenues related to the transportation and fuel management agreements.

9. Summary of Significant Accounting and Reporting Policies

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update, which was subsequently amended, that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts. NEP continues to evaluate its individual contracts and awaits the final resolution of certain industry-specific implementation issues in order to determine the impact, if any, this standards update will have on its consolidated financial statements. NEP intends to apply this standards update retrospectively with the cumulative effect, if any, recognized as an adjustment to retained earnings as of January 1, 2018.

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. NEP intends to apply this standards update retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of January 1, 2018, concurrent with the FASB's revenue recognition standards update. Based on NEP's current analysis, this standards update is expected to affect the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors. NEP anticipates the liability reflected as deferral related to differential membership interests on NEP's consolidated balance sheets will be reclassified to noncontrolling interests and the amount currently being recognized in benefits associated with differential membership interests - net in NEP's consolidated statements of income will be reflected as a reduction to net income attributable to noncontrolling interests. Additionally, NEP continues to evaluate the sales of differential membership interests to third-party investors to determine if the amount or timing of income attributed to differential membership interests could change materially from amounts recorded under its current accounting method.

Property, Plant and Equipment - net - NEP reviews the estimated useful lives of its fixed assets on an ongoing basis. NEP's most recent review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEP changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEP by approximately $1 million and $2 million and basic and diluted earnings per unit attributable to NEP by approximately $0.02 and $0.04 for the three and six months ended June 30, 2017, respectively. For the year ended December 31, 2017, the change is expected to increase net income attributable to NEP by approximately $4 million.

10. Commitments and Contingencies

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $6 million and $12 million for the three and six months ended June 30, 2017, respectively, and $6 million and $12 million for the three and six months ended June 30, 2016, respectively, and is included in operations and maintenance expenses in the condensed consolidated statements of income.

The total minimum non-cancelable rental commitments at June 30, 2017 under these land use agreements are as follows:

Land Use Commitments
(millions)
Remainder of 2017	$4
2018	10
2019	11
2020	11
2021	11
Thereafter	358
Total minimum land use payments	$405

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

Development, Engineering and Construction Commitments - At June 30, 2017, the Texas pipelines had several open engineering, procurement and construction contracts related to the procurement of materials and services. As of June 30, 2017, the Texas pipelines have remaining commitments under these contracts of approximately $10 million.

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $119 million in the aggregate. These LOC facilities have maturity dates of August 2017 and June 2022. Approximately $93 million of LOCs are outstanding as of June 30, 2017, primarily related to debt service reserves and security for certain of the projects' agreements, including a PPA.

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

Acquisition Holdback - At December 31, 2016, the condensed consolidated balance sheets included an acquisition holdback related to the satisfaction of any indemnification obligations of the Texas pipelines sellers through April 2017 (indemnity holdback). During the six months ended June 30, 2017 the indemnity holdback was released under the terms of the Texas pipelines acquisition agreement and approximately $200 million was paid to the sellers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At June 30, 2017, NEP owns a controlling, non-economic general partner interest and an approximately 34.9% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

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

During 2016 and 2017, a subsidiary of NEP completed several acquisitions from NEER, which were transfers of assets between entities under common control and required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. See Note 1.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(a)	2017	2016(a)
	(millions)
Statement of Income Data:
OPERATING REVENUES
Renewable energy sales	$159	$144	$292	$273
Texas pipelines service revenues	45	44	94	92
Total operating revenues	204	188	386	365
OPERATING EXPENSES
Operations and maintenance	61	48	114	93
Depreciation and amortization	50	53	99	107
Taxes other than income taxes and other	5	5	9	9
Total operating expenses	116	106	222	209
OPERATING INCOME	88	82	164	156
OTHER INCOME (DEDUCTIONS)
Interest expense	(61)	(77)	(104)	(162)
Benefits associated with differential membership interests - net	22	17	45	31
Equity in earnings of equity method investee	7	7	8	8
Equity in earnings (losses) of non-economic ownership interests	4	(7)	3	(19)
Other - net	(1)	16	(2)	13
Total other income (deductions) - net	(29)	(44)	(50)	(129)
INCOME BEFORE INCOME TAXES	59	38	114	27
INCOME TAX EXPENSE (BENEFIT)	9	(3)	19	(8)
NET INCOME	$50	$41	$95	$35
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Operating revenues increased approximately $16 million during the three months ended June 30, 2017 primarily due to favorable wind and solar resource during 2017. NEP's renewable energy projects produced total generation of 2,833 GWh and 2,617 GWh during the three months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operations and Maintenance

O&M expense includes interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 8. O&M expense also includes the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased approximately $13 million during the three months ended June 30, 2017 primarily due to an increase of $7 million in IDR fees related to growth in NEP's distributions to its unitholders and an increase of $3 million in wind turbine maintenance costs.

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

Depreciation and amortization expense decreased approximately $3 million during the three months ended June 30, 2017 primarily due to the change in the estimated useful lives of certain equipment. See Note 9.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest on long-term debt and mark-to-market losses on interest rate swaps. Interest expense decreased approximately $16 million during the three months ended June 30, 2017 primarily due to a $20 million decrease in the mark-to-market losses on interest rate swaps partially offset by an increase of $3 million in higher interest costs related to additional debt issuances. See Note 6.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. The increase in benefits associated with differential membership interests - net of approximately $5 million during the three months ended June 30, 2017 relates to lower interest costs primarily associated with the ongoing paydown of the differential membership interest obligations.

Equity in Earnings (Losses) of Non-Economic Ownership Interests

Equity in earnings of non-economic ownership interests increased by approximately $11 million during the three months ended June 30, 2017 primarily reflecting a $6 million increase in operating income due to the completion of one of the related projects in June 2016 and a $4 million decrease in the mark-to-market losses on interest rate derivative contracts recorded at the related projects.

Other - net

The decrease in other - net for the three months ended June 30, 2017 primarily reflects a fair value adjustment of approximately $17 million in the second quarter of 2016 to decrease the contingent holdback associated with the Texas pipelines acquisition. See Note 3 - Contingent Consideration.

Income Taxes

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended June 30, 2017, NEP recorded income tax expense of approximately $9 million on income before income taxes of $59 million, resulting in an effective tax rate of 15%. The tax expense is comprised primarily of income tax expense of approximately $21 million at the statutory rate of 35%, partly offset by $7 million of income tax attributable to noncontrolling interest and foreign tax differential of $2 million.

For the three months ended June 30, 2016, NEP recorded income tax benefit of approximately $3 million on income before income taxes of $38 million, resulting in an effective tax rate of (8)%. The tax benefit is comprised primarily of income tax benefits of approximately $12 million related to the reorganization of Canadian assets (see Note 2) and $5 million of income tax attributable to noncontrolling interest, partly offset by income tax expense of $13 million at the statutory rate of 35%.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 2.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Operating Revenues

Operating revenues increased approximately $21 million during the six months ended June 30, 2017 primarily due to $14 million attributable to favorable wind resource and $3 million attributable to increased pricing related to PPA escalations. NEP's renewable energy projects produced total generation of 5,564 GWh and 5,345 GWh during the six months ended June 30, 2017 and 2016, respectively. In addition, Texas pipelines service revenues increased approximately $6 million for reimbursable operating costs partially offset by $5 million in lower revenues related to contract expirations during the period.

Operating Expenses

Operations and Maintenance

O&M expense increased approximately $21 million during the six months ended June 30, 2017 primarily due to an increase of $15 million in IDR fees related to growth in NEP's distributions to its unitholders, an increase of $6 million in Texas pipelines reimbursable operating costs and $4 million in wind turbine maintenance costs. These expense increases are partially offset by the absence of approximately $4 million of accretion of acquisition holdbacks associated with the Texas pipelines acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased approximately $8 million during the six months ended June 30, 2017 primarily due to the change in the estimated useful lives of certain equipment. See Note 9.

Other Income (Deductions)

Interest Expense

Interest expense decreased approximately $58 million during the six months ended June 30, 2017 primarily due to a $65 million decrease in the mark-to-market losses on interest rate swaps offset by an increase of $5 million in higher interest costs related to additional debt issuances. See Note 6.

Benefits Associated with Differential Membership Interests - net

The increase in benefits associated with differential membership interests - net of approximately $14 million during the six months ended June 30, 2017 relates to lower interest costs primarily associated with the ongoing paydown of the differential membership interest obligations and increased wind resource at the underlying projects.

Equity in Earnings (Losses) of Non-Economic Ownership Interests

Equity in earnings of non-economic ownership interests increased by approximately $22 million during the six months ended June 30, 2017 primarily due to a $15 million decrease in the mark-to-market losses on interest rate derivative contracts recorded at the related projects and a $7 million increase in operating income due to the completion of one of these projects in June 2016.

Other - net

The decrease in other - net for the six months ended June 30, 2017 primarily reflects a fair value adjustment of approximately $17 million in the second quarter of 2016 to decrease the contingent holdback associated with the Texas pipelines acquisition. See Note 3 - Contingent Consideration.

Income Taxes

For the six months ended June 30, 2017, NEP recorded income tax expense of approximately $19 million on income before income taxes of $114 million, resulting in an effective tax rate of 17%. The tax expense is comprised primarily of income tax expense of approximately $40 million at the statutory rate of 35%, partly offset by $4 million of foreign tax differential and $14 million of income tax attributable to noncontrolling interest.

For the six months ended June 30, 2016, NEP recorded income tax benefit of approximately $8 million on income before income taxes of $27 million, resulting in an effective tax rate of (30)%. The tax benefit is comprised primarily of income tax benefit of approximately $12 million related to the reorganization of Canadian assets (see Note 2) and $3 million of income tax attributable to noncontrolling interest, partly offset by income tax expense of $9 million at the statutory rate of 35%.

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

Liquidity Position

At June 30, 2017 and December 31, 2016, NEP's liquidity position was approximately $368 million and $484 million, respectively. The table below provides the components of NEP’s liquidity position:

	June 30, 2017	December 31, 2016
	(millions)
Cash and cash equivalents	$128	$147
Amounts due under the CSCS agreement	74	65
Revolving credit facilities	400	400
Less borrowings	(260)	(150)
Letter of credit facilities	119	119
Less letters of credit	(93)	(97)
Total(a)	$368	$484
____________________

(a)	Excludes current restricted cash of approximately $33 million at both June 30, 2017 and December 31, 2016.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management regularly monitors NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

During the six months ended June 30, 2017, a subsidiary of NEP borrowed $110 million under one of its revolving credit facilities. As of June 30, 2017, $110 million is outstanding under this revolving credit facility.

Project Financings and Term Loans

NEP OpCo and most of the projects in the portfolio are subject to financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate and two projects accrue interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the loan. In addition, under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. Under certain term loans, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants, including maintaining a leverage coverage ratio of less than 5.5:1.0 and an interest coverage ratio of at least 1.75:1.00 in order to make a distribution. At June 30, 2017, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

In March and April 2017, an indirect subsidiary of NEP entered into and borrowed $350 million under variable rate senior secured term loan agreements that mature in 2018 and 2019. See Note 6 - Debt.

Equity Arrangements

During the six months ended June 30, 2017, NEP did not issue any common units to the public. At June 30, 2017, NEP may issue up to approximately $109 million in additional common units under its at-the-market program.

In June 2017, NEP entered into the purchase agreement to issue and sell in a private placement $550 million of Series A convertible preferred units representing limited partner interests in NEP. See Note 6 - Equity.
If, at any time, NEP GP and its affiliates control more than 80% of the voting power of the sum of NEP's outstanding common units and special voting units, NEP GP will have the right, but not the obligation, to purchase all of the outstanding common units, other than those owned by NEP GP and its affiliates, at a price of the greater of the then-current market price of such common units and the highest price paid by NEP GP or its affiliates for such units during the preceding 90-day period. At June 30, 2017, NEP GP and its affiliates controlled approximately 66.1% of the voting power of NEP's outstanding common units.

Contractual Obligations

NEP's contractual obligations as of June 30, 2017 were as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Debt, including interest(a)	$113	$861	$698	$574	$249	$2,708	$5,203
Contractual obligations(b)	20	18	18	16	16	57	145
Revolving credit facilities fees	—	1	1	—	—	—	2
Asset retirement activities(c)	—	—	—	—	—	341	341
MSA and credit support(d)	4	8	8	8	8	98	134
Land lease payments(e)	4	10	11	11	11	358	405
Total	$141	$898	$736	$609	$284	$3,562	$6,230
____________________

(a)	Includes principal, interest and interest rate contracts. Variable rate interest was computed using June 30, 2017 rates.

(b)	Represents estimated cash payments related to the acquisition of certain development rights and differential membership interests, as well as obligations for certain procurement contracts.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 8.

(e)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2017 and 2016, NEP had capital expenditures of approximately $20 million and $554 million, respectively. The 2016 capital expenditures primarily relate to construction prior to the NEP acquisition date and exclude the purchase price of acquired projects. At June 30, 2017, estimated capital expenditures for NEP's renewable energy projects for the remainder of 2017 and 2018 total approximately $12 million and $2 million, respectively. Planned capital expenditures associated with the Texas pipelines for the remainder of 2017 and 2018 total approximately $13 million and less than $1 million, respectively. There are no additional significant planned capital expenditures for the remainder of 2017 through 2021 other than costs that may occur as acquisition or expansion opportunities arise. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

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

During the six months ended June 30, 2017, NEP distributed approximately $39 million to its unitholders. On July 25, 2017, the board of directors of NEP GP authorized a distribution of $0.38 per common unit payable on August 14, 2017 to its unitholders of record on August 7, 2017.

Credit Ratings

Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) assigned initial credit ratings to NEP during the second quarter of 2017. NEP’s liquidity, ability to access credit and capital markets and cost of borrowings could be impacted by its credit ratings. At June 30, 2017, NEP's credit ratings were as follows:

	Moody's(a)	S&P(a)	Fitch(a)
NEP corporate credit rating(b)	Ba1	BB	BB+
_________________________
(a) A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.
(b) The outlook indicated by each of Moody's, S&P and Fitch is stable.

Cash Flows

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table reflects the changes in cash flows for the comparative periods:

	2017	2016	Change
	(millions)
Six Months Ended June 30,
Net cash provided by operating activities	$154	$162	$(8)
Net cash used in investing activities	$(268)	$(880)	$612
Net cash provided by financing activities	$93	$796	$(703)

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by approximately $15 million of higher IDR fees and the $14 million portion of the acquisition holdback payment reflected as cash flows from operating activities. This was partially offset by approximately $14 million attributable to favorable wind resource and approximately $9 million in distributions from an equity method investee.

Net Cash Used in Investing Activities

The decrease in net cash used in investing activities was driven by lower project acquisitions during 2017, decreased capital expenditures related to construction activities as a result of the completion of two wind projects at the end of 2015, decreases in restricted cash balances related to the timing of construction payments and increased payments to related parties under the CSCS agreement.

	2017	2016
	(millions)
Six Months Ended June 30,
Acquisition of membership interests in subsidiaries	$(242)	$(324)
Capital expenditures	(20)	(526)
Changes in restricted cash	3	(25)
Payments to related parties under CSCS agreement - net	(9)	(5)
Net cash used in investing activities	$(268)	$(880)

Net Cash Provided by Financing Activities

The decrease in net cash provided by financing activities primarily reflects decreased issuances of additional NEP common units and increased issuances of debt to pay the acquisition holdback and for a project acquisition. In addition, 2017 reflects an absence of pre-acquisition member contributions and increased member distributions.

	2017	2016
	(millions)
Six Months Ended June 30,
Proceeds from issuance of common units - net	$—	$303
Issuances of long-term debt - net	400	101
Partners/Members' contributions	1	510
Partners/Members' distributions	(124)	(114)
Proceeds from (repayments of) short-term debt - net	—	(12)
Payment of acquisition holdback	(186)	—
Other	2	8
Net cash provided by financing activities	$93	$796

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of June 30, 2017, approximately 11% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. As of June 30, 2017, the estimated fair value of NEP's long-term debt was approximately $4.1 billion and the carrying value of the long-term debt was $4.0 billion. Based upon a hypothetical

10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $49 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. In addition, the projects in NEP's portfolio are contracted under long-term contracts that have an average remaining contract term of approximately 18 years as of June 30, 2017, weighted based on forecasted contributions to earnings.

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of gains or losses during all periods presented. NEP has certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 4.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP GP, the general partner of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP GP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2017.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2016 Form 10-K except as follows:

Risks Related to the Series A Convertible Preferred Units

Issuance of the Series A convertible preferred units will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

NEP has committed to issue $550 million of Series A convertible preferred units on or prior to December 31, 2017 which will result in a dilution of the common units ownership in NEP. Subject to certain limitations, the convertible preferred units are convertible into common units by the holders of such units at any time after June 20, 2019, or under certain circumstances, at NEP’s option after the first anniversary of issuance of the convertible preferred units. If holders of such converted preferred units were to dispose of a substantial portion of these common units in the public market following such a conversion, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. These sales, or the possibility that these sales may occur, could make it more difficult for NEP to sell our common units in the future.

In addition, the terms of the Series A convertible preferred units will permit NEP, in certain circumstances and subject to certain limitations, to pay the quarterly distributions on the convertible preferred units in the form of additional convertible preferred units (PIK Units). Pursuant to the terms of our convertible preferred units, such quarterly distributions may be paid, at NEP’s option, in (i) PIK Units, (ii) cash, or (iii) or a combination of PIK Units and cash.

Issuance of the Series A convertible preferred units and/or the payment of quarterly distributions on the convertible preferred units in PIK Units will or may have the following effects:

•	an existing unitholder’s proportionate ownership interest in NEP will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the relative voting strength of each previously outstanding common unit will be diminished; and

•	the market price of our common units may decline.

The Series A convertible preferred units will have rights, preferences and privileges that are not held by, and will be preferential to the rights of, holders of the common units.

The convertible preferred units will rank senior to the common units with respect to distribution rights. These preferences could adversely affect the market price of the common units, or could make it more difficult for NEP to sell common units in the future.
NEP’s obligation to pay distributions on the our preferred units, or on the common units issued following the conversion of such preferred units, could impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. NEP’s obligations to the holders of the convertible preferred units could also limit its ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on NEP’s financial condition.

The factors discussed above and in Part I, Item 1A. Risk Factors in the 2016 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described above and in the 2016 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Series A Preferred Unit Purchase Agreement, dated June 20, 2017, among NextEra Energy Partners, LP and the purchasers (filed as Exhibit 10 to Form 8-K dated June 20, 2017)
10.2	Amendment No. 1 to Series A Preferred Unit Purchase Agreement, dated as of June 28, 2017, among NextEra Energy Partners, LP and the purchasers
12	Computation of Ratios
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners GP, Inc.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners GP, Inc.
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
____________________

*	Incorporated herein by reference.

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

Date:  July 26, 2017

NEXTERA ENERGY PARTNERS, LP
(Registrant)

By:	NextEra Energy Partners GP, Inc., its general partner

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)