Form 10-Q
period 2017-09-30
NextEra Energy Partners, LP
filed 2017-10-27
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding as of September 30, 2017:  54,250,995

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2016 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2016
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreements
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	cash sweep and credit support agreement
FIT	Feed-in-Tariff
GWh	gigawatt-hour(s)
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
management sub-contract	management services sub-contract between NEE Management and NEER
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP partnership agreement	agreement of limited partnership of NEP, as amended and restated
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	Acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

•
NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations, compliance with which may require significant capital expenditures, increase NEP's cost of operations and affect or limit its business plans.

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

Risks Related to NEP's Acquisition Strategy and Future Growth

•	NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

•	NEP OpCo's partnership agreement requires that it distribute its available cash, which could limit NEP's ability to grow and make acquisitions.

•	Lower prices for other fuel sources may reduce the demand for wind and solar energy.

•	Reductions in demand for natural gas in the United States or Mexico and low market prices of natural gas could materially adversely affect the Texas pipelines’ operations and cash flows.

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

•
NEP may continue to acquire other sources of clean energy and may expand to include other types of assets. Any further acquisition of non-renewable energy projects may present unforeseen challenges and result in a competitive disadvantage relative to NEP's more-established competitors.

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

•
Restrictions in NEP's and its subsidiaries' financing agreements could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

•	Currency exchange rate fluctuations may affect NEP's operations.

•	NEP is exposed to risks inherent in its use of interest rate swaps.

Risks Related to NEP's Relationship with NEE

•	NEE exercises significant influence over NEP.

•
NEP receives credit support from NEE and its affiliates. NEP's subsidiaries may default under contracts or become subject to cash sweeps if credit support is terminated, if NEE or its affiliates fail to honor their obligations under credit support arrangements, or if NEE or another credit support provider ceases to satisfy creditworthiness requirements, and NEP will be required in certain circumstances to reimburse NEE for draws that are made on credit support.

•
NEER or one of its affiliates is permitted to borrow funds received by NEP's subsidiaries and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo.

•
NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return all or a portion of these funds.

•	NEP may not be able to consummate future acquisitions.

•	NEER's right of first refusal may adversely affect NEP's ability to consummate future sales or to obtain favorable sale terms.

•	NEP GP and its affiliates may have conflicts of interest with NEP and have limited duties to NEP and its unitholders.

•	NEP GP and its affiliates and the directors and officers of NEP are not restricted in their ability to compete with NEP, whose business is subject to certain restrictions.

•	NEP may only terminate the MSA under certain specified conditions.

•	If the agreements with NEE Management or NEER are terminated, NEP may be unable to contract with a substitute service provider on similar terms.

•
NEP's arrangements with NEE limit NEE's potential liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

Risks Related to Ownership of NEP's Common Units

•	NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

•	If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

•	Holders of NEP's common units may be subject to voting restrictions.

•	NEP's partnership agreement replaces the fiduciary duties that NEP GP and NEP's directors and officers might have to holders of its common units with contractual standards governing their duties.

•	NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP directors or NEP GP that might otherwise constitute breaches of fiduciary duties.

•	Certain actions of NEP require the consent of NEP GP.

•	Holders of NEP's common units currently cannot remove NEP GP without NEE's consent.

•	NEE's interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.

•	The IDR fee may be assigned to a third party without unitholder consent.

•	NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

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

•	The price of NEP's common units may fluctuate significantly and unitholders could lose all or part of their investment.

•	The liability of holders of NEP's common units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

•	Unitholders may have liability to repay distributions that were wrongfully distributed to them.

•
Provisions in NEP's partnership agreement may discourage or delay an acquisition of NEP that NEP unitholders may consider favorable, which could decrease the value of NEP's common units, and could make it more difficult for NEP unitholders to change NEP's board of directors.

•	NEP's board of directors, a majority of which may be affiliated with NEE, decides whether to retain separate counsel, accountants or others to perform services for NEP.

•	The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

Risks Related to the Series A Convertible Preferred Units

•	Issuance of the Series A convertible preferred units will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

•	The Series A convertible preferred units will have rights, preferences and privileges that are not held by, and will be preferential to the rights of, holders of the common units.

Taxation Risks

•	NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.

•	NEP's ability to use NOLs to offset future income may be limited.

•	NEP will not have complete control over NEP's tax decisions.

•	A valuation allowance may be required for NEP's deferred tax assets.

•	Distributions to unitholders may be taxable as dividends.

•
Unitholders who are not resident in Canada may be subject to Canadian tax on gains from the sale of common units if NEP’s common units derive more than 50% of their value from Canadian real property at any time.

These factors should be read together with the risk factors included in Exhibit 99.6 of NEP's Current Report on Form 8-K filed on August 7, 2017 (August 7, 2017 Form 8-K) and investors should refer to that section of the August 7, 2017 Form 8-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(a)	2017	2016(a)
OPERATING REVENUES
Renewable energy sales	$127	$144	$419	$418
Texas pipelines service revenues	50	47	144	138
Total operating revenues(b)	177	191	563	556
OPERATING EXPENSES
Operations and maintenance(c)	56	52	170	146
Depreciation and amortization	50	54	149	161
Taxes other than income taxes and other	5	5	14	14
Total operating expenses	111	111	333	321
OPERATING INCOME	66	80	230	235
OTHER INCOME (DEDUCTIONS)
Interest expense	(50)	(41)	(154)	(203)
Benefits associated with differential membership interests - net	15	14	60	45
Equity in earnings of equity method investee	11	11	18	19
Equity in earnings (losses) of non-economic ownership interests	9	—	12	(20)
Revaluation of contingent consideration	—	101	—	118
Other - net	—	—	(2)	(4)
Total other income (deductions) - net	(15)	85	(66)	(45)
INCOME BEFORE INCOME TAXES	51	165	164	190
INCOME TAX EXPENSE	13	30	32	23
NET INCOME	38	135	132	167
Less net income attributable to noncontrolling interest(d)	37	108	106	127
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$1	$27	$26	$40

Weighted average number of common units outstanding - basic and assuming dilution	54.3	44.3	54.2	40.3
Earnings per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$0.01	$0.62	$0.47	$0.99
Distributions per common unit	$0.3800	$0.3300	$1.0975	$0.9563
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)
Includes related party revenues of approximately $2 million for each of the three months ended September 30, 2017 and 2016, and $8 million and $9 million for the nine months ended September 30, 2017 and 2016, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $25 million and $26 million for the three months ended September 30, 2017 and 2016, respectively, and $80 million and $78 million for the nine months ended September 30, 2017 and 2016, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $13 million for the three months ended September 30, 2017 and 2016, respectively, and $33 million and $32 million for the nine months ended September 30, 2017 and 2016, respectively. Total O&M expenses presented include related party amounts of approximately $22 million and $16 million for the three months ended September 30, 2017 and 2016, respectively, and $64 million and $42 million for the nine months ended September 30, 2017 and 2016, respectively.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(a)	2017	2016(a)
NET INCOME	$38	$135	$132	$167
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive loss to net income (net of approximately $0, $0, $2 and $1 tax expense, respectively)	1	2	4	5
Net unrealized gains (losses) on foreign currency translation (net of approximately $1, $0, $1 and $1 tax expense, respectively)	5	(1)	8	6
Other comprehensive income (loss) related to equity method investee (net of approximately $0, $1 and $0 tax expense and $1 tax benefit, respectively)	—	1	1	(1)
Total other comprehensive income, net of tax	6	2	13	10
COMPREHENSIVE INCOME	44	137	145	177
Less comprehensive income attributable to noncontrolling interest(b)	42	109	116	135
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$2	$28	$29	$42
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Comprehensive income attributable to noncontrolling interest includes the pre-acquisition comprehensive income (loss) of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2017	December 31, 2016(a)
ASSETS
Current assets:
Cash and cash equivalents	$135	$147
Accounts receivable	83	83
Due from related parties	370	67
Restricted cash	32	33
Other current assets	42	29
Total current assets	662	359
Non-current assets:
Property, plant and equipment - net	5,393	5,424
Deferred income taxes	242	255
Intangible assets - customer relationships	665	678
Goodwill	628	628
Investment in equity method investee	98	93
Investments in non-economic ownership interests	21	12
Other non-current assets	73	83
Total non-current assets	7,120	7,173
TOTAL ASSETS	$7,782	$7,532
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19	$19
Due to related parties	13	20
Current maturities of long-term debt	98	78
Acquisition holdback	—	199
Accrued interest	16	25
Derivatives	15	18
Other current liabilities	46	39
Total current liabilities	207	398
Non-current liabilities:
Long-term debt	4,237	3,508
Deferral related to differential membership interests	1,017	1,064
Deferred income taxes	65	47
Asset retirement obligation	73	69
Non-current due to related party	22	22
Other non-current liabilities	85	67
Total non-current liabilities	5,499	4,777
TOTAL LIABILITIES	5,706	5,175
COMMITMENTS AND CONTINGENCIES
EQUITY
Limited partners (common units issued and outstanding - 54.3 and 54.2, respectively)	1,707	1,746
Accumulated other comprehensive loss	—	(3)
Noncontrolling interest	369	614
TOTAL EQUITY	2,076	2,357
TOTAL LIABILITIES AND EQUITY	$7,782	$7,532
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	161
Change in value of derivative contracts	18	75
Deferred income taxes	34	23
Benefits associated with differential membership interests - net	(60)	(45)
Equity in earnings of equity method investee, net of distributions received	(4)	(19)
Equity in losses (earnings) of non-economic ownership interests	(12)	20
Change in fair value of contingent consideration for pipeline acquisition	—	(118)
Other - net	9	16
Changes in operating assets and liabilities:
Accounts receivable	(1)	(10)
Other current assets	(12)	1
Other non-current assets	—	(1)
Accounts payable and accrued expenses	(3)	—
Due to related parties	(3)	(5)
Other current liabilities	(1)	(8)
Payment of acquisition holdback	(14)	—
Other non-current liabilities	5	3
Net cash provided by operating activities	237	260
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries	(242)	(641)
Capital expenditures	(32)	(535)
Changes in restricted cash	6	(23)
Payments to related parties under CSCS agreement - net	(301)	(280)
Net cash used in investing activities	(569)	(1,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	—	645
Issuances of long-term debt	1,880	671
Retirements of long-term debt	(1,171)	(477)
Deferred financing costs	(21)	(10)
Capped call transaction	(12)	—
Partners/Members' contributions	2	510
Partners/Members' distributions	(185)	(166)
Proceeds from differential membership investors	28	18
Payments to differential membership investors	(15)	(10)
Repayments of short-term debt	—	(12)
Change in amounts due to related parties	(1)	17
Payment of acquisition holdback	(186)	—
Net cash provided by financing activities	319	1,186
Effect of exchange rate changes on cash	1	2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12)	(31)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	147	165
CASH AND CASH EQUIVALENTS - END OF PERIOD	$135	$134
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partners/Members' noncash distributions	$—	$31
Members’ noncash contributions for construction costs and other	$3	$91
Change in noncash investments in equity method investees - net	$2	$7
Asset retirement obligation additions	$—	$7
Accrued but not paid for capital and other expenditures	$6	$3
Noncash member contribution upon transition from predecessor method	$5	$3
Change in goodwill related to change in purchase accounting valuation	$—	$6
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Units	Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2016	54.2	$1,746		$(3)	$614		$2,357
Acquisition of membership interests in subsidiaries	—	—		—	(242)		(242)
Limited partners/related party contribution and transition	—	6	(b)	—	5	(c)	11
Issuance of common units	0.1	1		—	—		1
Related party note receivable	—	—		—	1		1
Capped call transaction	—	(12)		—	—		(12)
Net income	—	26		—	106	(d)	132
Other comprehensive income	—	—		3	10		13
Related party contributions	—	—		—	4		4
Related party distributions	—	—		—	(126)		(126)
Changes in non-economic ownership interests and equity method investee	—	—		—	(3)		(3)
Distributions to unitholders	—	(60)		—	—		(60)
Balances, September 30, 2017	54.3	$1,707		$—	$369		$2,076

	Units	Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interest(a)		Total Equity(a)
Balances, December 31, 2015	30.6	$935		$(6)	$897		$1,826
Acquisition of membership interests in subsidiaries	—	—		—	(641)		(641)
Limited partners/related party contribution and transition	—	123	(b)	—	(3)	(c)	120
Issuance of common units	23.6	645		—	—		645
Related party note receivable	—	—			(24)		(24)
Net income	—	40		—	127	(d)	167
Other comprehensive income	—	—		2	8		10
Related party contributions	—	—		—	603		603
Related party distributions	—	—		—	(134)		(134)
Changes in non-economic ownership interests and equity method investee	—	—		—	(6)		(6)
Distributions to unitholders	—	(37)		—	—		(37)
Balances, September 30, 2016	54.2	$1,706		$(4)	$827		$2,529
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and acquisition of subsidiary membership interests.

(c)	Related party noncash contribution (distribution), net, upon transition from predecessor accounting method.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 1.

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

In August 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors where NEP unitholders will have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, beginning in January 2018, acquisitions from NEER will no longer be treated as common control acquisitions.

In October 2017, an indirect subsidiary of NEP entered into an agreement with an indirect subsidiary of NEER to acquire interests in four wind and solar generation facilities with contracted generating capacity totaling approximately 691 MW. NEP expects to complete the acquisition before December 31, 2017 for a total consideration of approximately $812 million, plus the assumption of approximately $459 million in existing liabilities related to differential membership interests. See Part II - Item 5 for further discussion.

2. Income Taxes

For periods prior to the date a NEER project is acquired by NEP (NEP acquisition date), income taxes are calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired.

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

The effective tax rates for the three months ended September 30, 2017 and 2016 were approximately 25% and 18%, respectively, and for the nine months ended September 30, 2017 and 2016 were approximately 20% and 12%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions (earnings mix), valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interest and the taxation of Canadian income in both Canada and the U.S. Additionally, for the nine months ended September 30, 2016, the effective tax rate was affected by an April 2016 court decision approving a reorganization of certain of NEP's Canadian assets that provided for tax bases in certain of these assets. NEP recorded approximately $12 million of the associated income tax benefit during the nine months ended September 30, 2016.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$47	$—	$47	$66	$—	$66
Restricted cash equivalents	30	—	30	29	—	29
Interest rate contracts	—	3	3	—	15	15
Foreign currency contracts	—	—	—	—	1	1
Total assets	$77	$3	$80	$95	$16	$111
Liabilities:
Interest rate contracts	$—	$40	$40	$—	$44	$44
Foreign currency contracts	—	3	3	—	—	—
Total liabilities	$—	$43	$43	$—	$44	$44

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,335	$4,482	$3,586	$3,680
____________________

(a)
As of September 30, 2017 and December 31, 2016, approximately $3,585 million and $2,808 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

Contingent Consideration - NEP recorded a liability related to a contingent holdback as part of the Texas pipelines acquisition. The contingent holdback was payable if the Texas pipelines entered into one or more written contracts by December 31, 2016 related to certain financial performance and capital expenditure thresholds. Contingent consideration is required to be reported at fair value at each reporting date. NEP determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. During the three and nine months ended September 30, 2016, NEP recorded approximately $101 million and $118 million, respectively, in fair value adjustments to decrease the contingent consideration based on updated estimates associated with management's probability assessment as of September 30, 2016. The fair value adjustments are reflected as revaluation of contingent consideration in NEP's condensed consolidated statements of income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities in its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income. In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. As of September 30, 2017 and December 31, 2016, the combined notional amounts of the interest rate contracts were approximately $3,419 million and $2,119 million, respectively.

At September 30, 2017, NEP's AOCI included amounts related to discontinued cash flow hedges, which have expiration dates through 2033. At September 30, 2017, approximately $6 million of net unrealized losses are expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

NEP enters into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. As of September 30, 2017 and December 31, 2016, the notional amount of the foreign currency contracts was approximately $58 million and $46 million, respectively. During the three months ended September 30, 2017 and 2016, NEP recorded approximately $2 million of losses and less than $1 million of gains, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income. During the nine months ended September 30, 2017 and 2016, NEP recorded approximately $5 million and $2 million of losses, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at September 30, 2017 and December 31, 2016, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	September 30, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$3	$40	$16	$53
Foreign currency contracts	—	3	—	3
Total fair values	$3	$43	$16	$56

Net fair value by balance sheet line item:
Other current assets			$10
Other non-current assets			6
Current derivative liabilities				$15
Other non-current liabilities				41
Total derivatives			$16	$56

	December 31, 2016
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$17	$46
Foreign currency contracts	1	—	1	—
Total fair values	$16	$44	$18	$46

Net fair value by balance sheet line item:
Other current assets			$1
Other non-current assets			17
Current derivative liabilities				$18
Other non-current liabilities				28
Total derivatives			$18	$46

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(millions)
Interest rate contracts:
Losses reclassified from AOCI to interest expense	$(1)	$(2)	$(6)	$(6)
Gains (losses) recognized in interest expense	$(1)	$1	$(21)	$(83)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At September 30, 2017, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $7 million.

5. Variable Interest Entities

NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At September 30, 2017, NEP owned an approximately 34.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.1% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at September 30, 2017, NEP consolidated five VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate seven wind electric generation facilities. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generation facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment - net and deferral related to differential membership interests, totaled approximately $1,993 million and $1,073 million at September 30, 2017, respectively, and $2,032 million and $1,123 million at December 31, 2016, respectively.

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

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At September 30, 2017 and December 31, 2016, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Capitalization

Debt - Significant long-term debt issuances and borrowings by NEP and its subsidiaries during the nine months ended September 30, 2017 were as follows:

Date Issued	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2017 - August 2017	Senior secured revolving credit facility	Variable(a)	$130	(b)	2019
March 2017	Senior secured term loans	Variable(a)	$200	(c)	2018 - 2019
April 2017	Senior secured term loans	Variable(a)	$150	(c)	2019
September 2017	Senior unsecured convertible notes	1.50%	$300	(d)	2020
September 2017	Senior unsecured notes	4.25% - 4.50%	$1,100	(e)	2024 - 2027
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	In September 2017, all borrowings under this credit facility were repaid and, as of September 30, 2017, no amounts are outstanding under this revolving credit facility.

(c)	In September 2017, these term loans were repaid in full.

(d)	See additional discussion below.

(e)
A portion of the proceeds from these senior unsecured notes were used to repay the $950 million principal outstanding under existing variable rate term loans and the $130 million outstanding balance under a revolving credit facility. See additional discussion below.

The secured long-term debt agreements listed above are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At September 30, 2017, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

In September 2017, NEP issued $300 million in aggregate principal amount of its 1.50% senior unsecured convertible notes (the convertible notes). The convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its notes into NEP common units and cash in lieu of any fractional common unit at the conversion rate. At September 30, 2017, the conversion rate, subject to certain adjustments, was 18.9170 NEP common units per $1,000 principal amount of the convertible notes, which rate is equivalent to a conversion price of approximately $52.8625 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture) holders of the convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The convertible notes are not redeemable at NEP’s option prior to maturity.

In connection with the issuance of the convertible notes, NEP entered into a registration rights agreement pursuant to which, among other things, NEP has agreed to file a shelf registration statement with the SEC and use its commercially reasonable efforts to cause such registration statement to become effective on or prior to September 7, 2018, covering resales of NEP common units, if any, issuable upon a conversion of the convertible notes.

NEP entered into a capped call transaction (capped call) in connection with the issuance of the convertible notes. Under the capped call, NEP purchased capped call options with a strike price of $52.8625 and a cap price of $63.4350. The capped call was purchased for approximately $12 million, which was recorded as a reduction to limited partners equity on NEP's condensed consolidated balance sheets. If, upon conversion of the convertible notes, the price per NEP common unit during the relevant settlement period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units (if NEP elects to settle in NEP common units).

Additionally, in September 2017, NEP OpCo issued $550 million in aggregate principal amount of 4.25% senior unsecured notes due 2024 (the 2024 notes) and $550 million in aggregate principal amount of 4.50% senior unsecured notes due 2027 (the 2027 notes, and together with the 2024 notes, the notes).

The notes are unsecured obligations of NEP OpCo and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP and a subsidiary of NEP OpCo. At any time prior to July 15, 2024, in the case of the 2024 notes, and at any time prior to June 15, 2027, in the case of the 2027 notes, NEP OpCo may redeem some or all of the notes of such series at a redemption price equal to 100% of the principal amount of the notes redeemed plus a make-whole premium and accrued and unpaid interest. On or after July 15, 2024, in the case of the 2024 notes, and on or after June 15, 2027, in the case of the 2027 notes, NEP OpCo may redeem some or all of the notes of such series at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

In October 2017, NEP OpCo and its direct subsidiaries entered into an amendment of the senior secured revolving credit facility. See Part II - Item 5 for further discussion.

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

Pursuant to the purchase agreement, the NEP partnership agreement was amended and restated to establish the rights and preferences of the preferred units. The preferred units will be a new class of securities that will rank senior to the common units representing limited partner interests in NEP (common units). The preferred units will vote on an as-converted basis with the common units and will have certain class voting rights with respect to amendments that adversely affect their distribution, liquidation or conversion rights, their ranking or certain other protections under the NEP partnership agreement.

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

Each holder of preferred units (together with its affiliates) may elect to convert all or any portion of its preferred units into common units initially on a one-for-one basis, subject to customary adjustments and an adjustment for any distributions that have accrued but have not been paid when due (the conversion rate), at any time after June 20, 2019, subject to certain conditions. NEP may elect to convert all or a portion of the preferred units into common units based on the conversion rate at any time after the first anniversary of the date of issuance of the preferred units being converted if certain conditions, including specific common unit price and trading volume conditions, are met and subject to certain maximum conversion amounts prior to the third anniversary of the final closing date under the purchase agreement. In addition, certain change of control events, as specified in the NEP partnership agreement, will result in, or provide holders of the preferred units with the right to elect, conversion of preferred units to common units (or substantially equivalent securities of a surviving entity) or redemption of the preferred units, with such redemption to be paid in cash or common units at NEP's discretion. Beginning January 1, 2021, NEP will give the purchasers certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the common units that are issuable upon conversion of the preferred units.

On October 25, 2017, the board of directors of NEP authorized a distribution of $0.3925 per common unit payable on November 14, 2017 to its common unitholders of record on November 6, 2017.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes. The dilutive effect of the convertible notes is computed using the if-converted method.

Common units issuable pursuant to the convertible notes which were not included in the calculation of diluted earnings per unit due to their antidilutive effect were approximately 1.4 million and 0.5 million for the three and nine months ended September 30, 2017, respectively.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended September 30, 2017
Balances, June 30, 2017	$(1)	$(102)	$(15)	$(118)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized gains on foreign currency translation	—	5	—	5
Net other comprehensive income	1	5	—	6
Balances, September 30, 2017	$—	$(97)	$(15)	$(112)
AOCI attributable to noncontrolling interest	$(1)	$(95)	$(16)	$(112)
AOCI attributable to NEP	$1	$(2)	$1	$—

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine months ended September 30, 2017
Balances, December 31, 2016	$(4)	$(105)	$(16)	$(125)
Amounts reclassified from AOCI to interest expense	4	—	—	4
Net unrealized gains on foreign currency translation	—	8	—	8
Other comprehensive income related to equity method investee	—	—	1	1
Net other comprehensive income	4	8	1	13
Balances, September 30, 2017	$—	$(97)	$(15)	$(112)
AOCI attributable to noncontrolling interest	$(1)	$(95)	$(16)	$(112)
AOCI attributable to NEP	$1	$(2)	$1	$—

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Loss
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended September 30, 2016
Balances, June 30, 2016	$(8)	$(101)	$(20)	$(129)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Net unrealized losses on foreign currency translation	—	(1)	—	(1)
Other comprehensive income related to equity method investee	—	—	1	1
Net other comprehensive income (loss)	2	(1)	1	2
Balances, September 30, 2016	$(6)	$(102)	$(19)	$(127)
AOCI attributable to noncontrolling interest	$(6)	$(98)	$(19)	$(123)
AOCI attributable to NEP	$—	$(4)	$—	$(4)

	Accumulated Other Comprehensive Loss
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Nine months ended September 30, 2016
Balances, December 31, 2015	$(11)	$(108)	$(18)	$(137)
Amounts reclassified from AOCI to interest expense	5	—	—	5
Net unrealized gains on foreign currency translation	—	6	—	6
Other comprehensive loss related to equity method investee	—	—	(1)	(1)
Net other comprehensive income (loss)	5	6	(1)	10
Balances, September 30, 2016	$(6)	$(102)	$(19)	$(127)
AOCI attributable to noncontrolling interest	$(6)	$(98)	$(19)	$(123)
AOCI attributable to NEP	$—	$(4)	$—	$(4)

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and nine months ended September 30, 2017 include approximately $17 million and $49 million, respectively, and for the three and nine months ended September 30, 2016 include $12 million and $28 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to a CSCS agreement with NEER under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and nine months ended September 30, 2017 include approximately $1 million and $3 million, respectively, and for the three and nine months ended September 30, 2016 include $1 million and $2 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. As of September 30, 2017 and December 31, 2016, the cash sweep amounts held in accounts belonging to NEER or its subsidiaries were approximately $366 million and $65 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. As of September 30, 2017, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $657 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. As of September 30, 2017, NEER guaranteed a total of approximately $86 million related to these obligations.

Due to Related Party - Non-current amounts due to related party on the condensed consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on the condensed consolidated balance sheets.

Transportation and Fuel Management Agreements - In connection with the Texas pipelines acquisition, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three and nine months ended September 30, 2017, NEP recognized approximately $2 million and $7 million, respectively, and for the three and nine months ended September 30, 2016 recognized approximately $2 million and $8 million, respectively, in revenues related to the transportation and fuel management agreements.

9. Summary of Significant Accounting and Reporting Policies

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update, which was subsequently amended, that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts. NEP's operating revenues are derived primarily from the sale of energy and performance of natural gas transportation services. NEP continues to evaluate its individual contracts in order to determine the impact, if any, this standards update will have on its consolidated financial statements. NEP intends to apply this standards update using the modified retrospective approach with the cumulative effect, if any, recognized as an adjustment to retained earnings as of January 1, 2018.

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. NEP intends to apply this standards update retrospectively with the cumulative

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Property, Plant and Equipment - net - NEP reviews the estimated useful lives of its fixed assets on an ongoing basis. NEP's most recent review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEP changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEP by approximately $1 million and $3 million and basic and diluted earnings per unit attributable to NEP by approximately $0.02 and $0.06 for the three and nine months ended September 30, 2017, respectively. For the year ended December 31, 2017, the change is expected to increase net income attributable to NEP by approximately $5 million.

10. Commitments and Contingencies

Land Use Commitments - The project owners are parties to various agreements that provide for payments to landowners for the right to use the land upon which the projects are located. These leases and easements can typically be renewed by the project owners for various periods. The annual fees range from minimum rent payments varying by lease to maximum rent payments of a certain percentage of gross revenues, varying by lease. Total lease expense was approximately $5 million and $17 million for the three and nine months ended September 30, 2017, respectively, and $5 million and $16 million for the three and nine months ended September 30, 2016, respectively, and is included in operations and maintenance expenses in the condensed consolidated statements of income.

The total minimum non-cancelable rental commitments at September 30, 2017 under these land use agreements are as follows:

Land Use Commitments
(millions)
Remainder of 2017	$2
2018	11
2019	11
2020	11
2021	11
Thereafter	360
Total minimum land use payments	$406

One of NEP’s solar project's land leases includes a right-of-way lease/grant that provides for payments to the BLM for the right to use the public lands upon which the project is located. The lease may be renewed at expiration at the solar project's option and will be subject to the regulations existing at the time of renewal. In connection with the terms of the lease, the solar project obtained a surety bond from a non-affiliated party in favor of the BLM for approximately $23 million. The surety bond remains in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is furnished. Certain varying lease payments are considered contingent rent and, therefore, expense is recognized as incurred.

Development, Engineering and Construction Commitments - At September 30, 2017, the Texas pipelines had several open engineering, procurement and construction contracts related to the procurement of materials and services. As of September 30, 2017, the Texas pipelines have remaining commitments under these contracts of approximately $4 million.

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $107 million in the aggregate. These LOC facilities have maturity dates of June 2022 and July 2022. As of September 30, 2017, approximately $93 million of LOCs was outstanding primarily related to debt service reserves and as security for certain of the projects' agreements, including a PPA.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

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

Acquisition Holdback - At December 31, 2016, the condensed consolidated balance sheets included an acquisition holdback related to the satisfaction of any indemnification obligations of the Texas pipelines sellers through April 2017 (indemnity holdback). During the nine months ended September 30, 2017 the indemnity holdback was released under the terms of the Texas pipelines acquisition agreement and approximately $200 million was paid to the sellers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed by NEE to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At September 30, 2017, NEP owned a controlling, non-economic general partner interest and an approximately 34.9% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

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

In October 2017, an indirect subsidiary of NEP entered into an agreement with an indirect subsidiary of NEER to acquire interests in four wind and solar generation facilities with contracted generating capacity totaling approximately 691 MW. See Part II - Item 5 for further discussion.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(a)	2017	2016(a)
	(millions)
Statement of Income Data:
OPERATING REVENUES
Renewable energy sales	$127	$144	$419	$418
Texas pipelines service revenues	50	47	144	138
Total operating revenues	177	191	563	556
OPERATING EXPENSES
Operations and maintenance	56	52	170	146
Depreciation and amortization	50	54	149	161
Taxes other than income taxes and other	5	5	14	14
Total operating expenses	111	111	333	321
OPERATING INCOME	66	80	230	235
OTHER INCOME (DEDUCTIONS)
Interest expense	(50)	(41)	(154)	(203)
Benefits associated with differential membership interests - net	15	14	60	45
Equity in earnings of equity method investee	11	11	18	19
Equity in earnings (losses) of non-economic ownership interests	9	—	12	(20)
Revaluation of contingent consideration	—	101	—	118
Other - net	—	—	(2)	(4)
Total other income (deductions) - net	(15)	85	(66)	(45)
INCOME BEFORE INCOME TAXES	51	165	164	190
INCOME TAX EXPENSE	13	30	32	23
NET INCOME	$38	$135	$132	$167
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Operating revenues decreased approximately $14 million during the three months ended September 30, 2017 primarily due to unfavorable wind resource of approximately $18 million during 2017, partially offset by $3 million favorable Texas pipelines service revenue.

Operating Expenses

Operations and Maintenance

O&M expense includes interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 8. O&M expense also includes the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased approximately $4 million during the three months ended September 30, 2017 primarily due to an increase of $6 million in IDR fees related to growth in NEP's distributions to its unitholders, partially offset by the absence of approximately $2 million of accretion of acquisition holdbacks associated with the Texas pipelines acquisition.

Depreciation and Amortization

Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on consistent depreciable asset lives and depreciation methodologies. For certain U.S. renewable energy projects, CITCs have been elected and are recorded as a reduction in property, plant and equipment - net on the condensed consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense decreased approximately $4 million during the three months ended September 30, 2017 primarily due to the change in the estimated useful lives of certain equipment. See Note 9.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest on long-term debt and mark-to-market losses on interest rate swaps. Interest expense increased approximately $9 million during the three months ended September 30, 2017 primarily due to $4 million in higher interest cost related to additional debt issuances, a $3 million increase in mark-to-market losses on interest rate swaps and a $2 million write-off of deferred debt issuance costs associated with the repayment of certain term loans. See Note 6.

Benefits Associated with Differential Membership Interests - net

Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. The increase in benefits associated with differential membership interests - net of approximately $1 million during the three months ended September 30, 2017 relates to lower interest costs of approximately $4 million primarily associated with the ongoing paydown of differential membership interest obligations, partially offset by $3 million attributable to unfavorable wind resource.

Equity in Earnings (Losses) of Non-Economic Ownership Interests

Equity in earnings of non-economic ownership interests increased by approximately $9 million during the three months ended September 30, 2017 primarily reflecting a $10 million increase in operating income due to the commencement of the PPA of one of the related projects in November 2016, partially offset by a $1 million increase in the mark-to-market losses on interest rate derivative contracts recorded at the related projects.

Revaluation of Contingent Consideration

For the three months ended September 30, 2016, revaluation of contingent consideration reflects a fair value adjustment of approximately $101 million to decrease the contingent holdback associated with the Texas pipelines acquisition. See Note 3 - Contingent Consideration.

Income Taxes

For periods after the NEP acquisition date, income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended September 30, 2017, NEP recorded income tax expense of approximately $13 million on income before income taxes of $51 million, resulting in an effective tax rate of 25%. The tax expense is comprised primarily of income tax expense of $18 million at the statutory rate of 35%, partially offset by income tax benefit of $7 million of income tax attributable to noncontrolling interest.

For the three months ended September 30, 2016, NEP recorded income tax expense of approximately $30 million on income before income taxes of $165 million, resulting in an effective tax rate of 18%. The tax expense is comprised primarily of income tax expense of $58 million at the statutory rate of 35%, $5 million due to earnings mix and $4 million of state income taxes, partially offset by income tax benefit of $37 million of income tax attributable to noncontrolling interest.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 2.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating Revenues

Operating revenues increased approximately $7 million during the nine months ended September 30, 2017 primarily due to an increase in Texas pipelines service revenues of approximately $6 million for reimbursable operating costs.

Operating Expenses

Operations and Maintenance

O&M expense increased approximately $24 million during the nine months ended September 30, 2017 primarily due to an increase of $20 million in IDR fees related to growth in NEP's distributions to its unitholders, an increase of $6 million in Texas pipelines reimbursable operating costs and $4 million in renewable asset maintenance costs. These increases were partially offset by the absence of approximately $6 million of accretion of acquisition holdbacks associated with the Texas pipelines acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased approximately $12 million during the nine months ended September 30, 2017 primarily due to the change in the estimated useful lives of certain equipment. See Note 9.

Other Income (Deductions)

Interest Expense

Interest expense decreased approximately $49 million during the nine months ended September 30, 2017 primarily due to a $62 million decrease in the mark-to-market losses on interest rate swaps, partially offset by an increase of $8 million in higher interest costs related to additional debt issuances, $4 million in higher interest costs related to debt at one of NEP's subsidiaries and a $2 million write-off of deferred debt issuance costs associated with the repayment of certain term loans. See Note 6.

Benefits Associated with Differential Membership Interests - net

The increase in benefits associated with differential membership interests - net of approximately $15 million during the nine months ended September 30, 2017 primarily relates to lower interest costs associated with the ongoing paydown of differential membership interest obligations.

Equity in Earnings (Losses) of Non-Economic Ownership Interests

Equity in earnings of non-economic ownership interests increased by approximately $32 million during the nine months ended September 30, 2017 primarily due to a $17 million increase in operating income due to the commencement of the PPA of one of the related projects in November 2016 and favorable solar resource for one of these projects as well as a $15 million decrease in mark-to-market losses on certain interest rate derivative contracts recorded at the related projects.

Revaluation of Contingent Consideration

For the nine months ended September 30, 2016, revaluation of contingent consideration reflects fair value adjustments of approximately $118 million to decrease the contingent holdback associated with the Texas pipelines acquisition. See Note 3 - Contingent Consideration.

Income Taxes

For the nine months ended September 30, 2017, NEP recorded income tax expense of approximately $32 million on income before income taxes of $164 million, resulting in an effective tax rate of 20%. The tax expense is comprised primarily of income tax expense of $57 million at the statutory rate of 35%, partially offset by income tax benefits of $5 million of foreign tax differential and $21 million of income tax attributable to noncontrolling interest.

For the nine months ended September 30, 2016, NEP recorded income tax expense of approximately $23 million on income before income taxes of $190 million, resulting in an effective tax rate of 12%. The tax expense is comprised primarily of income tax expense of $67 million at the statutory rate of 35%, $6 million of state income taxes and $2 million due to earnings mix, partially offset by income tax benefits of $41 million of income tax attributable to noncontrolling interest and $12 million related to the reorganization of Canadian assets.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 2.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, maintenance capital expenditures, debt service payments and distributions to common unit holders. NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments. These acquisitions and investments are expected to be funded with cash on hand, cash generated from operations, borrowings under credit facilities or term loans, issuances of indebtedness and issuances of additional NEP common units or preferred units.

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

Liquidity Position

At September 30, 2017 and December 31, 2016, NEP's liquidity position was approximately $765 million and $484 million, respectively. The table below provides the components of NEP’s liquidity position:

	September 30, 2017	December 31, 2016
	(millions)
Cash and cash equivalents	$135	$147
Amounts due under the CSCS agreement	366	65
Revolving credit facilities	400	400
Less borrowings	(150)	(150)
Letter of credit facilities	107	119
Less letters of credit	(93)	(97)
Total(a)	$765	$484
____________________

(a)	Excludes current restricted cash of approximately $32 million and $33 million at September 30, 2017 and December 31, 2016, respectively.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management regularly monitors NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

During the nine months ended September 30, 2017, a subsidiary of NEP borrowed $130 million under one of its revolving credit facilities and repaid all outstanding borrowings under such facility. As of September 30, 2017, there were no amounts outstanding under this revolving credit facility. In October 2017, NEP OpCo and its direct subsidiaries entered into an amendment of this revolving credit facility which, among other things, increased the revolving credit facility size from $250 million to $750 million. See Part II - Item 5 for further discussion.

Project Financings and Term Loans

NEP OpCo and most of the projects in the portfolio are subject to financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate and two projects accrue interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the loan. In addition, under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. Under certain term loans, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants, including maintaining a leverage coverage ratio of less than 5.5:1.0 and an interest coverage ratio of at least 1.75:1.00 in order to make a distribution. At September 30, 2017, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

In March and April 2017, an indirect subsidiary of NEP entered into and borrowed $350 million under variable rate senior secured term loan agreements that were due to mature in 2018 and 2019. During September 2017, a subsidiary of NEP repaid these term loans and other previously outstanding term loans, collectively totaling $950 million. See Note 6 - Debt.

Senior Notes

During September 2017, NEP issued $300 million in aggregate principal amount of convertible notes. Additionally, NEP OpCo issued $550 million in aggregate principal amount of 4.25% senior notes due 2024 and $550 million in aggregate principal amount of 4.50% senior notes due 2027. See Note 6 - Debt.

Equity Arrangements

During the nine months ended September 30, 2017, NEP did not issue any common units to the public. At September 30, 2017, NEP may issue up to approximately $109 million in additional common units under its at-the-market program.

In June 2017, NEP entered into the purchase agreement to issue and sell in a private placement $550 million of Series A convertible preferred units representing limited partner interests in NEP. See Note 6 - Equity.

Contractual Obligations

NEP's contractual obligations as of September 30, 2017 were as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Debt, including interest(a)	$48	$294	$294	$644	$310	$4,082	$5,672
Contractual obligations(b)	8	16	16	14	14	56	124
Revolving credit facilities fees	—	1	—	—	—	—	1
Asset retirement activities(c)	—	—	—	—	—	348	348
MSA and credit support(d)	2	8	8	8	8	98	132
Land lease payments(e)	2	11	11	11	11	360	406
Total	$60	$330	$329	$677	$343	$4,944	$6,683
____________________

(a)	Includes principal, interest and interest rate contracts. Variable rate interest was computed using September 30, 2017 rates.

(b)	Represents estimated cash payments related to the acquisition of certain development rights and differential membership interests, as well as obligations for certain procurement contracts.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 8.

(e)	Represents various agreements that provide for payments to landowners for the right to use the land upon which the projects are located.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long-term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the nine months ended September 30, 2017 and 2016, NEP had capital expenditures of approximately $32 million and $564 million, respectively. The 2016 capital expenditures primarily relate to construction prior to the NEP acquisition date and exclude the purchase price of acquired projects. At September 30, 2017, estimated capital expenditures for NEP's renewable energy projects for the remainder of 2017 and 2018 totaled approximately $2 million and $4 million, respectively. Planned capital expenditures associated with the Texas pipelines for the remainder of 2017 and 2018 totaled approximately $4 million and less than $1 million, respectively. There are no additional significant planned capital expenditures for the remainder of 2017 through 2021 other than costs that may occur as acquisition or expansion opportunities arise. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by NEP's board of directors. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter. Although, as described above, NEP currently expects that cash reserves would be established by NEP's board of directors solely to provide for the payment of any of NEP's income taxes, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures.

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common and preferred unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash will be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors.

During the nine months ended September 30, 2017, NEP distributed approximately $60 million to its common unitholders. On October 25, 2017, the board of directors of NEP authorized a distribution of $0.3925 per common unit payable on November 14, 2017 to its common unitholders of record on November 6, 2017.

Credit Ratings

Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) assigned initial credit ratings to NEP during the second quarter of 2017. NEP’s liquidity, ability to access credit and capital markets and cost of borrowings could be impacted by its credit ratings. At September 30, 2017, NEP's credit ratings were as follows:

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

Cash Flows

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table reflects the changes in cash flows for the comparative periods:

	2017	2016	Change
	(millions)
Nine Months Ended September 30,
Net cash provided by operating activities	$237	$260	$(23)
Net cash used in investing activities	$(569)	$(1,479)	$910
Net cash provided by financing activities	$319	$1,186	$(867)

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by approximately $20 million of higher IDR fees and the $14 million portion of the acquisition holdback payment reflected as cash flows from operating activities. This was partially offset by approximately $14 million in distributions from an equity method investee.

Net Cash Used in Investing Activities

The decrease in net cash used in investing activities was driven by lower project acquisitions during 2017, decreased capital expenditures related to construction activities as a result of the completion of two wind projects at the end of 2015 prior to the NEP acquisition date, decreases in restricted cash balances related to the timing of construction payments and increased payments to related parties under the CSCS agreement.

	2017	2016
	(millions)
Nine Months Ended September 30,
Acquisition of membership interests in subsidiaries	$(242)	$(641)
Capital expenditures	(32)	(535)
Changes in restricted cash	6	(23)
Payments to related parties under CSCS agreement - net	(301)	(280)
Net cash used in investing activities	$(569)	$(1,479)

Net Cash Provided by Financing Activities

The decrease in net cash provided by financing activities primarily reflects the absence of issuances of additional NEP common units to the public, an absence of pre-acquisition member contributions and increased member distributions. This was partially offset by increased net issuances of debt, in part to pay the acquisition holdback and for a project acquisition.

	2017	2016
	(millions)
Nine Months Ended September 30,
Proceeds from issuance of common units - net	$—	$645
Issuances of long-term debt - net	709	194
Partners/Members' contributions	2	510
Partners/Members' distributions	(185)	(166)
Repayments of short-term debt	—	(12)
Payment of acquisition holdback	(186)	—
Other	(21)	15
Net cash provided by financing activities	$319	$1,186

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

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate swap contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. As of September 30, 2017, approximately 11% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. As of September 30, 2017, the estimated fair value of NEP's long-term debt was approximately $4.5 billion and the carrying value of the long-term debt was $4.3 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $116 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of September 30, 2017.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the August 7, 2017 Form 8-K. The factors discussed in the August 7, 2017 Form 8-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks in the August 7, 2017 Form 8-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 5. Other Information

(a)

(i)    On October 24, 2017, NEP OpCo and its direct subsidiaries (loan parties) entered into an amendment and restatement of their existing revolving credit facility. The amendments to the revolving credit facility include, among other things, the following:

•an increase in the revolving credit facility size from $250 million to $750 million,
•an extension of the maturity from July 2019 to October 2022, and
•an increase in incremental commitments to increase the revolving credit facility to up to $1.5 billion in the aggregate, from the previous aggregate amount of up to $1 billion, subject to certain conditions.

The revolving credit facility is secured by liens on, among other things, certain assets of NEP OpCo's direct subsidiaries. The revolving credit facility contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the facility and related documents. Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo’s ability to pay cash distributions is subject to certain other restrictions. All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP.

The foregoing summary of the amendments to the revolving credit facility is qualified in its entirety by reference to the Amended and Restated Revolving Credit Agreement, which is filed as Exhibit 10.6 to this report and is incorporated herein by reference.

(ii)    On October 25, 2017, an indirect subsidiary of NextEra Energy Partners Acquisitions, LLC (the purchaser), an indirect subsidiary of NEP, entered into an amendment to the amended and restated purchase and sale agreement, dated as of February 22, 2016, as amended on September 8, 2016 (collectively, the purchase and sale agreement) with NEP US SellCo, LLC (the seller), an indirect wholly-owned subsidiary of NEER, and ESI Energy, LLC, a direct subsidiary of NEECH. Pursuant to the terms of the purchase and sale agreement, the purchaser agreed to acquire:

•100% of the membership interests of Javelina Wind Funding, LLC, which owns 100% of the Class A membership interests of Javelina Wind Energy Holdings, LLC, that owns an approximately 250 MW wind generation facility, Javelina I, located in Webb County, Texas;
•100% of the membership interests of Nokota Wind Holdings, LLC, which owns 100% of the Class A membership interests of Nokota Wind, LLC, that indirectly owns two wind generation facilities, Brady Wind I and Brady Wind II, with a combined generating capacity of approximately 299 MW, located in Hettinger and Stark counties, North Dakota; and
•an approximately 51.8% interest in NextEra Desert Sunlight Holdings, LLC, which owns 50.0% of the economic interest in Desert Sunlight Investment Holdings, LLC, which owns two project entities that together make up a solar generation plant with a total generating capacity of 550 MW, located in Riverside County, California.

The purchase and sale agreement contains customary representations, warranties and covenants by the parties.  The parties are obligated, subject to certain limitations, to indemnify the other for certain customary and other specified matters, including breaches of representations and warranties, nonfulfillment or breaches of covenants and for certain liabilities and third-party claims.

NEP expects the acquisition to close before December 31, 2017 for a total consideration of approximately $812 million, subject to customary working capital and other adjustments, plus the assumption of approximately $459 million in existing liabilities related to differential membership interests. The transaction is subject to customary closing conditions and the receipt of certain regulatory approvals. NEP intends to fund the purchase price through a combination of the net proceeds from the issuance of the preferred units and cash on hand.

The terms of the purchase and sale agreement were unanimously approved by NEP’s conflicts committee, which is comprised of the independent members of the board of directors of NEP. The conflicts committee retained independent legal and financial advisors to assist in evaluating and negotiating the acquisition. In approving the acquisition, the conflicts committee based its decision, in part, on an opinion from its independent financial advisor.

The foregoing summary of the purchase and sale agreement is qualified in its entirety by reference to Exhibits 2.1 and 2.2 to this report, which are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
2.1
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC

2.2
Amendment to Amended and Restated Purchase and Sale Agreement (Desert Sunlight, Nokota, and Javelina Projects Annex), dated as of October 25, 2017, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC

3.1*	Second Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of August 4, 2017 (filed as Exhibit 3.1 to Form 8-K dated August 4, 2017, File No. 1-36518)
4.1*
Indenture, dated as of September 8, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Form 8-K dated September 8, 2017, File No. 1-36518)

4.2*
Indenture, dated as of September 25, 2017, between NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.3*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.2 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.4*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.5*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.25% Senior Notes due 2024 and the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 19, 2017, File No. 1-36518)

10.1*
Second Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of August 4, 2017 (filed as Exhibit 10.1 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.2*
Second Amended and Restated Management Services Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP, and NextEra Energy Management Partners, LP (filed as Exhibit 10.2 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.3*
Right of First Refusal Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP, and NextEra Energy Resources, LLC (filed as Exhibit 10.3 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.4	Amended and Restated Right of First Offer Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017
10.5	Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017
10.6
Amended and Restated Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of October 24, 2017

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

Date:  October 26, 2017

NEXTERA ENERGY PARTNERS, LP
(Registrant)

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)