Form 10-K
period 2017-12-31
NextEra Energy Partners, LP
filed 2018-02-21
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates at June 30, 2017 (based on the closing market price on the Composite Tape on June 30, 2017) was $1,945,531,699.

Number of NextEra Energy Partners, LP common units outstanding at January 31, 2018:  54,250,995

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
Bcf	billion cubic feet
BLM	U.S. Bureau of Land Management
Bluewater	wind project located in Huron County, Ontario, Canada, that is held by the Bluewater Project Entity
Bluewater Project Entity	Varna Wind, LP
Canadian Project Entities	Conestogo Project Entity, Summerhaven Project Entity, Bluewater Project Entity, Sombra Project Entity, Moore Project Entity and Jericho Wind, LP, collectively
Canyon Wind	Canyon Wind, LLC, which is the borrower under the credit agreement under which financing is provided to Perrin Ranch and Tuscola Bay
Cedar Bluff Wind	wind project located in Ellis, Ness, Rush and Trego counties, Kansas
CITC	convertible investment tax credit
COD	commercial operation date
Code	U.S. Internal Revenue Code of 1986, as amended
Conestogo	wind project located in Wellington County, Ontario, Canada, that is held by the Conestogo Project Entity
Conestogo Project Entity	Conestogo Wind, LP
CSCS agreement	cash sweep and credit support agreement
Desert Sunlight Investment	NEP's indirect ownership interest in Desert Sunlight
Desert Sunlight	Desert Sunlight Investment Holdings, LLC, which owns a solar generation plant located in Riverside County, California
Elk City	wind project located in Roger Mills and Beckham counties, Oklahoma, that is held by Elk City Wind, LLC
FCPA	Foreign Corrupt Practices Act of 1977, as amended
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in-Tariff
Genesis	solar project held by Genesis Solar, LLC, which project is composed of two solar generating facilities located in Riverside County, California
Golden Hills Wind	wind project located in Alameda County, California
GWh	gigawatt-hour(s)
IESO	Independent Electricity System Operator
IPO	initial public offering
IPP	independent power producer
ITC	investment tax credit
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Logan Wind
Logan Wind Energy, LLC, an indirect wholly owned subsidiary of NEE and the owner of a wind-powered energy production facility near Peetz, Colorado, that shares certain facilities owned by Peetz Table with Northern Colorado

Mammoth Plains	wind project located in Dewey and Blaine counties, Oklahoma
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Moore	solar project located in Lambton County, Ontario, Canada, that is held by the Moore Project Entity
Moore Project Entity	Moore Solar, LP, a limited partnership formed under the laws of the Province of Ontario
Mountain Prairie Wind	Mountain Prairie Wind, LLC, the issuer of notes that provide financing to Elk City and Northern Colorado
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NECIP	NextEra Canadian IP, Inc., an indirect wholly owned subsidiary of NEE
NECOS	NextEra Energy Canadian Operating Services, Inc., an indirect wholly owned subsidiary of NEE
NEE	NextEra Energy, Inc.
NEEC	NextEra Energy Canada Partners Holdings, ULC, a direct wholly owned subsidiary of NEP OpCo
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEER ROFO projects	NEER projects listed in the right of first offer agreement
NEOS	NextEra Energy Operating Services, LLC, an indirect wholly owned subsidiary of NEE
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NERC	North American Electric Reliability Corporation
NOLs	net operating losses
Northern Colorado	wind project located in Logan County, Colorado, that is held by Northern Colorado Wind Energy, LLC
Note __	Note __ to consolidated financial statements

Term	Meaning
NYSE	New York Stock Exchange
O&M	operations and maintenance
Palo Duro	wind project located in Hansford and Ochiltree counties, Texas
Peetz Table	Peetz Table Wind Energy, LLC, an indirect wholly owned subsidiary of NEE and the owner of certain facilities shared by Logan Wind, Northern Colorado and PLI
Pemex	Petróleos Mexicanos
Perrin Ranch	wind project located in Coconino County, Arizona, that is held by Perrin Ranch Wind, LLC
PLI	Peetz Logan Interconnect, LLC, an indirect wholly owned subsidiary of NEE and the owner of the transmission line used by Northern Colorado to deliver energy output to the interconnection point
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
preferred units	Series A convertible preferred units representing limited partner interests in NEP
PTC	production tax credit
renewable energy project entities	U.S. Project Entities together with the Canadian Project Entities
RESOP	Renewable Energy Standard Offer Program
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Seiling Wind	wind project located in Dewey County, Oklahoma
Seiling Wind II	wind project located in Dewey and Woodward counties, Oklahoma
Shafter	solar project located in Shafter, California
Sombra	solar project located in Lambton County, Ontario, Canada, that is held by the Sombra Project Entity
Sombra Project Entity	Sombra Solar, LP
St. Clair Holding	St. Clair Holding, ULC, a co-issuer of notes that provide financing to Moore and Sombra
St. Clair LP	St. Clair Solar, LP, a co-issuer of notes that provide financing to Moore and Sombra
St. Clair entities	St. Clair Holding and St. Clair LP, collectively
Summerhaven	wind project located in Haldimand County, Ontario, Canada, that is held by the Summerhaven Project Entity
Summerhaven Project Entity	Summerhaven Wind, LP
Texas pipelines	natural gas pipeline assets located in Texas
tax reform	the Tax Cuts and Jobs Act
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
the board	the board of directors of NEP
Trillium	Trillium Windpower, LP, the issuer of notes that provide financing to Conestogo and Summerhaven
Tuscola Bay	wind project located in Tuscola, Bay and Saginaw counties, Michigan, that is held by Tuscola Bay Wind, LLC
U.S.	United States of America
U.S. Project Entities	U.S. Wind Project Entities together with the U.S. Solar Project Entities and the Desert Sunlight Investment
U.S. Solar Project Entities	Genesis Solar LLC, Shafter Solar, LLC, Adelanto Solar, LLC, Adelanto Solar II, LLC and McCoy Solar, LLC, each of which is a limited liability company formed under the laws of the State of Delaware
U.S. Wind Project Entities
Elk City Wind, LLC, Northern Colorado Wind Energy, LLC, Perrin Ranch Wind, LLC, Tuscola Bay Wind, LLC, Palo Duro Wind Energy, LLC, FPL Energy Vansycle L.L.C. (Stateline), Ashtabula Wind III, LLC, Baldwin Wind, LLC, Mammoth Plains Wind Project, LLC, Seiling Wind, Seiling Wind II, Golden Hills Wind, Cedar Bluff Wind, Brady Wind, LLC, Brady Wind II, LLC, Brady Wind Interconnection, LLC, Javelina Wind Energy, LLC and Golden West Power Partners, LLC each of which is a limited liability company formed under the laws of the State of Delaware

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 1 for a description of the non-controlling interest in NEP OpCo.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as may result, are expected to, will continue, anticipate, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEP's operations and financial results, and could cause NEP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEP in this Form 10-K, in presentations, on its website, in response to questions or otherwise.

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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2017, NEP owned a controlling, non-economic general partner interest and a 34.9% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects, as well as seven contracted natural gas pipeline assets.

NEP expects to take advantage of trends in the North American energy industry, including the addition of clean energy projects as aging or uneconomic generation facilities are phased out, increased demand from utilities for renewable energy to meet state RPS requirements, improving competitiveness of energy generated from wind and solar projects relative to energy generated using other fuels and increased demand for natural gas transportation. NEP plans to focus on high-quality, long-lived projects operating under long-term contracts with creditworthy counterparties that are expected to produce stable long-term cash flows. NEP believes its cash flow profile, geographic, technological and resource diversity, operational excellence and cost-efficient business model provide NEP with a significant competitive advantage and enable NEP to execute its business strategy.

NEP was formed as a Delaware limited partnership in 2014 as an indirect wholly owned subsidiary of NEE. On July 1, 2014, NEP completed its IPO. In August 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. The following diagram depicts NEP's simplified ownership structure at December 31, 2017:

At December 31, 2017, NEP owned interests in the following portfolio of clean, contracted renewable energy projects located in ten states in the U.S. and one province in Canada:

Project	Resource	MW	Contract Expiration	NEP Acquisition / Investment Date
Genesis(a)	Solar	250	2039	July 2014
Northern Colorado(a)	Wind	174	2029 (22 MW) 2034 (152 MW)	July 2014
Summerhaven(a)	Wind	124	2033	July 2014
Tuscola Bay(a)	Wind	120	2032	July 2014
Elk City(a)	Wind	99	2030	July 2014
Perrin Ranch(a)	Wind	99	2037	July 2014
Bluewater(a)	Wind	60	2034	July 2014
Conestogo(a)	Wind	23	2032	July 2014
Moore(a)	Solar	20	2032	July 2014
Sombra(a)	Solar	20	2032	July 2014
Palo Duro(b)	Wind	250	2034	January 2015
Shafter(a)	Solar	20	2035	February 2015
Stateline(a)	Wind	300	2026	May 2015
Mammoth Plains(b)	Wind	199	2034	May 2015
Baldwin Wind(a)	Wind	102	2041	May 2015
Ashtabula Wind III(a)	Wind	62	2038	May 2015
Jericho(a)	Wind	149	2034	October 2015
Seiling Wind(b)	Wind	199	2035	March 2016
Seiling Wind II(b)	Wind	100	2034	March 2016
Cedar Bluff Wind(b)	Wind	199	2035	July 2016
Golden Hills Wind(b)	Wind	86	2035	July 2016
Investment in Desert Sunlight(a)(c)	Solar	275	2035 (125 MW) 2039 (150 MW)	October 2016 (132 MW) November 2017 (143 MW)
Golden West Wind(b)	Wind	249	2040	May 2017
Brady Wind I(b)	Wind	150	2046	November 2017
Brady Wind II(b)	Wind	149	2046	November 2017
Javelina I(b)	Wind	250	2030 (200 MW) 2035 (50 MW)	November 2017
		3,728
Non-Economic Ownership Interests:
Adelanto I and II(a)(d)	Solar	14	2035	April 2015
McCoy(a)(d)	Solar	125	2036	April 2015
Total		3,867
____________________

(a)	These projects are encumbered by liens against their assets securing various financings.

(b)	NEP owns these wind projects together with third-party investors with differential membership interests. See Note 2 - Sale of Differential Membership Interests and Note 8.

(c)
NEP owned an indirect approximately 50% equity method investment in Desert Sunlight and the MWs reflect the net ownership interest in plant capacity. See Note 2 - Investments in Unconsolidated Entities.

(d)
NEP owned an approximately 50% non-economic ownership interest in each of these solar projects and the MWs reflect the net ownership interest in plant capacity. All equity in earnings of these non-economic ownership interests is allocated to net income attributable to noncontrolling interest. See Note 2 - Investments in Unconsolidated Entities.

At December 31, 2017, NEP owned interests in the following contracted natural gas pipeline assets located in Texas:

Pipeline(a)	Miles of Pipeline	Diameter (inches)	Capacity per day	Contracted Capacity per day	Contract Expiration	In Service Date	NEP Acquisition Date(b)
NET Mexico(c)	120	42" / 48"	2.30 Bcf	2.15 Bcf	2034 - 2035	December 2014	October 2015
Eagle Ford	158	16" / 24" - 30"	1.10 Bcf	0.65 Bcf	2020 - 2027	September 2011 / June 2013	October 2015
Monument	156	16"	0.25 Bcf	0.11 Bcf	2019 - 2030	Built in the 1950s - 2000s	October 2015
Other	108	8" - 16"	0.40 Bcf	0.28 Bcf	2018 - 2035	Built in the 1960s - 1980s; upgraded in 2001 / others placed in service in 2002 - 2015	October 2015
____________________

(a)	All of the pipelines are encumbered by liens against their assets securing various financings.

(b)	See Note 3 for a description of the Texas pipelines acquisition.

(c)	A subsidiary of Pemex owned a 10% interest in the NET Mexico pipeline.

At December 31, 2017, NEP's clean energy projects and pipelines, excluding its non-economic ownership interests, are as follows:

Ashtabula III
62MW
Stateline
300MW
Brady I
150MW
Brady II
149MW
Baldwin
102MW
Bluewater
60MW
Conestogo
23MW
Tuscola Bay
120MW
Summerhaven
124MW
Jericho
149MW
Sombra
20MW
Moore
20MW
Northern
Colorado
174MW
Cedar Bluff
199MW
Golden
Hills
86MW
Golden
West
249MW
Seiling I
199MW
Elk City
99MW
Seiling II
100MW
Shafter
20MW
Perrin
Ranch
99MW
Mammoth
Plains
199MW
Desert
Sunlight
275MW
Palo
Duro
250MW
Genesis
250MW
Monument
Pipeline
LaSalle
Pipeline
Mission Valley
Pipeline
Eagle Ford
Pipeline
Javelina
250MW
South Shore
Pipeline
NET Mexico
Pipeline
Red Gate
Pipeline
Wind Asset
Solar Asset
Pipeline
U.S. states and Canadian provinces
with projects in operation

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipelines primarily operate under long-term firm transportation contracts where counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipelines. During 2017, NEP derived approximately 17%, 16% and 14% of its consolidated revenues from its contracts with Pacific Gas and Electric Company, Mex Gas Supply S.L. and the IESO, respectively. In 2017, 2016 and 2015, approximately $143 million, $136 million and $136 million, respectively, of NEP's consolidated revenues were attributable to its Canadian operations. In addition, NEP's 2017, 2016 and 2015 revenues included approximately $132 million, $129 million and $18 million, respectively, of revenues attributable to its contract with a subsidiary of Pemex. At December 31, 2017, 2016 and 2015, NEP's total net long-lived assets, including construction work in progress, located in Canada amounted to approximately $912 million, $881 million and $879 million, respectively. See Item 1A for a discussion of risks related to NEP's operations in Canada and NEP's business relationship with Pemex.

NEP, NEP OpCo and NEP OpCo GP are parties to the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to NEP under the direction of the board, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under operations and maintenance service agreements (O&M agreements) and ASAs between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee and makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its common unitholders (incentive distribution rights fees, or IDRs). See Note 11 - Management Services Agreement. In addition, certain subsidiaries of NEP are parties to transportation agreements and a fuel management agreement with a subsidiary of NEE. See Note 11 - Transportation and Fuel Management Agreements.

NEP is a party to a right of first offer (ROFO) agreement with NEER and NEP OpCo that, among other things, provides NEP OpCo with a right of first offer to acquire the NEER ROFO projects, if NEER should seek to sell any of these projects. NEP believes that the NEER ROFO projects have many of the characteristics of the renewable energy projects in its current portfolio, including long-term contracts with creditworthy counterparties and recently constructed, long-lived facilities that NEP believes will generate stable cash flows. Under the ROFO agreement, however, NEER is not obligated to offer to sell any of the NEER ROFO projects. In addition, in the event that NEER elects to sell any of the NEER ROFO projects, NEER is not required to accept any offer NEP OpCo makes to acquire any NEER ROFO project and, following the completion of good faith negotiations, may choose to sell the project to third parties or not to sell the project at all. NEER is not obligated to offer NEP OpCo the NEER ROFO projects at prices or on terms that are consistent with NEP's business strategy. The NEER ROFO projects at December 31, 2017 include contracted wind and solar projects in the U.S. and Canada with a combined capacity of approximately 1,076 MW.

In addition, NEP and NEP OpCo are parties to a right of first refusal (ROFR) agreement with NEER granting NEER and its subsidiaries (other than NEP OpCo and its subsidiaries) a right of first refusal on any proposed sale of any of the NEP OpCo ROFR assets. Pursuant to the terms of the ROFR agreement, prior to engaging in any negotiation regarding any sale of a NEP OpCo asset, NEP OpCo must first negotiate for 30 days with NEER to attempt to reach an agreement on a sale of such asset to NEER or any of its subsidiaries. If an agreement is not reached within the initial 30-day period, NEP OpCo will be able to negotiate with any third party for the sale of such asset for a 30-day period. Prior to accepting any third party offer, NEP OpCo will be required to restart negotiations with NEER for the next 30 days and will not be permitted to sell the applicable asset to the third party making the offer if NEER agrees to terms substantially consistent with those proposed by such third party. If, by the end of the 30-day period, NEER and NEP OpCo have not reached an agreement, NEP OpCo will have the right to sell such asset to such third party within 30 days.

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

U.S. Natural Gas Pipeline Transportation Industry

The increase in natural gas production in the U.S. has led to opportunities to construct new gas pipelines to transport natural gas from areas of strong production to areas of strong natural gas demand. Over the next several years, NEP expects electricity generators to continue to demand higher volumes of natural gas due to prices being near historic lows and pressure to reduce greenhouse gas (GHG) emissions. NEP expects these factors to continue to support a growing natural gas transportation industry.

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

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System (MACRS), wind and solar projects are fully depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. In order to qualify for the PTC (or ITC in lieu of the PTC), construction of a wind facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.

Owners of solar projects are eligible to claim a 30% ITC for new solar projects, or could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC for qualifying solar projects where construction began before the end of 2011 and the projects were placed in service before 2017. Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule.

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

BUSINESS STRATEGY

NEP's primary business objective is to acquire interests in contracted clean energy projects from NEER or third parties that allow it to increase its cash distributions to the holders of its common units over time. To achieve this objective, NEP intends to execute the following business strategy:

•
Focus on contracted clean energy projects. NEP intends to focus on long-term contracted clean energy projects with newer and more reliable technology, lower operating costs and relatively stable cash flows, subject to seasonal variances, consistent with the characteristics of its portfolio.

•
Focus on North America. NEP intends to focus its investments in North America, where it believes industry trends present significant opportunities to acquire contracted clean energy projects in diverse regions and favorable locations. By focusing on North America, NEP believes it will be able to take advantage of NEE’s long-standing industry relationships, knowledge and experience.

•
Maintain a sound capital structure and financial flexibility. NEP and its subsidiaries have various financing structures in place including limited-recourse project-level financings, the sale of differential membership interests, preferred units, convertible senior unsecured notes and senior unsecured notes, as well as revolving credit facilities and term loans. NEP believes its cash flow profile, its credit rating, the long-term nature of its contracts and its ability to raise capital provide flexibility for optimizing its capital structure and increasing distributions. NEP intends to continually evaluate opportunities to finance future acquisitions or refinance its existing debt and seeks to limit recourse, optimize leverage, hedge exposure, extend maturities and increase cash distributions to common unitholders over the long term.

•
Take advantage of NEER’s operational excellence to maintain the value of the projects in its portfolio. At the direction of the board, NEER provides O&M, administrative and management services to NEP's projects pursuant to the MSA and other agreements. Through these agreements, NEP benefits from the operational expertise that NEER currently provides across its entire portfolio. NEP expects that these services will maximize the operational efficiencies of its portfolio.

•
Grow NEP's business and cash distributions through selective acquisitions of operating projects or projects under construction. NEP intends to grow primarily through the acquisition of projects that have similar characteristics to the renewable energy projects and pipelines in its portfolio. NEER has granted NEP OpCo a right of first offer on any proposed sale of the NEER ROFO projects through mid-2020. NEP intends to focus on acquiring projects in operation, maintaining a disciplined investment approach and taking advantage of opportunities to acquire additional projects from NEER and third parties in the future, which it believes will allow it to increase cash distributions to its common unitholders over the long term. NEER is not required, however, to offer NEP OpCo the opportunity to purchase any of its projects, including the NEER ROFO projects.

COMPETITION

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. While NEP's renewable energy projects are currently fully contracted, NEP may compete in the future primarily on the bases of price and terms, but also believes the green attributes of NEP's renewable energy generation assets, among other strengths discussed below, are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEP competes with depending on the market. In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

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

NEP believes that it is well-positioned to execute its strategy and increase cash distributions to its common unitholders over the long term based on the following competitive strengths:

NEE Management and Operational Expertise. NEP believes it benefits from NEE’s experience, operational excellence, cost-efficient operations and reliability. Through the MSA and other agreements with NEE and its subsidiaries, NEP's projects will receive the same benefits and expertise that NEE currently provides across its entire portfolio.

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio supports expected stable long-term cash flows. NEP's portfolio is composed of renewable energy projects with approximately 3,867 MW of capacity and pipeline projects with approximately 3 Bcf per day of capacity under firm transportation contracts. The renewable energy projects are fully contracted under long-term contracts that generally provide for fixed price payments over the contract term. Revenues from the pipeline projects are primarily generated from firm transportation contracts based on the fixed amount of capacity reserved by the counterparties. The renewable energy projects and pipeline projects have a total weighted average remaining contract term, based on forecasted contributions to cash available for distribution, of approximately 18 years at December 31, 2017.

New, well-maintained portfolio. NEP's portfolio includes renewable energy projects that have on average, based on expected contributions to cash available for distribution, been operating for fewer than four years. Additionally, approximately 85% of NEP's pipeline projects (on a capacity-weighted basis) have been operating for fewer than six years. Because NEP's renewable energy portfolio is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

Geographic and resource diversification. NEP's portfolio is geographically diverse across North America. In addition, NEP's portfolio includes both wind and solar electric generating facilities, as well as natural gas pipeline operations. A diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, NEP believes the geographic diversity of its portfolio helps minimize the impact of adverse regulatory conditions in any one jurisdiction.

Competitiveness of renewable energy. Renewable energy technology has improved and installation costs have declined meaningfully in recent years. Wind technology has improved as a result of taller towers, longer blades and more efficient energy conversion equipment, which allow wind projects to more efficiently capture wind resource and produce more energy. Solar technology is also improving as solar cell efficiencies improve and installation costs are declining.

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

•	various agencies in Texas, which oversee safety, environmental and certain aspects of rates and transportation related to the pipeline projects; and

•	the Pipeline and Hazardous Materials Safety Administration and Texas Railroad Commission's Pipeline Safety Division, which, among other things, oversee the safety of natural gas pipelines.

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

ENVIRONMENTAL MATTERS

NEP is subject to environmental laws and regulations, including federal, state and local environmental statutes, rules and regulations, for the ongoing operations, siting and construction of its facilities. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of any new facilities. The following is a discussion of certain existing rules, some of which could potentially have a material effect on NEP and its subsidiaries.

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

EMPLOYEES

NEP does not have any employees and relies solely on employees of affiliates of the manager under the MSA, including employees of NEE and NEER, to serve as officers of NEP. See further discussion of the MSA and other payments to NEE in Note 11.

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

NEP's portfolio includes renewable energy projects, many of which have a limited operating history. In addition, NEP expects that many of the renewable energy projects that it may acquire, including, but not limited to, NEER ROFO projects, will not have commenced operations, will have recently commenced operations or otherwise will have a limited operating history. As a result, the assumptions and estimates regarding the performance of these projects are and will be made without the benefit of a meaningful operating history. The ability of NEP's projects that have a limited operating history to perform as expected will also be subject to risks inherent in newly constructed energy projects, including, but not limited to, equipment performance below NEP's expectations, unexpected component failures and product defects, and generation and transmission system failures and outages. The failure of some or all of the projects to perform as expected could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

Weather conditions directly influence the demand for electricity, natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of water, and require NEP to incur additional costs. Furthermore, NEP's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and abnormal levels of precipitation. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEP from operating its business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Severe weather, natural disasters, meteorological conditions or seismic activity could damage or require NEP to shut down its turbines, solar panels, pipelines or other equipment or facilities (including, but not limited to, generation transmission tie lines). Such damage or a shutdown could impede NEP's ability to operate its projects, or decrease its energy production levels, pipeline transportation capability and revenues. To the extent these conditions equate to a force majeure event under NEP's PPAs, the renewable energy contract counterparty may terminate such PPAs if such a force majeure event continues for a period ranging from 12 months to 36 months, as specified in the applicable PPA. These conditions could also damage or reduce the useful life of interconnection and transmission facilities of a project or of third parties relied upon by NEP's projects and increase maintenance costs. Replacement and spare parts for solar panels, wind turbines and key pieces of equipment may be difficult or costly to acquire or may be unavailable. In certain instances, NEP's renewable energy projects would be unable to sell energy until a replacement part is installed. If NEP experiences a prolonged interruption at one of its renewable energy projects or pipelines, energy production or gas transportation capability would decrease. Production of less energy than expected, or an inability to transport natural gas at expected levels due to these or other conditions, could reduce NEP's revenues, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Changes in weather can also affect the level of wind and solar resource, and thus the production of electricity, at NEP's power generating facilities. Because the levels of wind and solar resources are variable and difficult to predict, NEP’s results of operations for individual wind and solar facilities specifically, and NEP's results of operations generally, may vary significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned power outages, reduced output, personal injury or loss of life.

There are risks associated with the operation of NEP's renewable energy projects, including:

•
breakdown or failure of, or damage to, turbines, blades, blade attachments, solar panels, mirrors and other equipment, which could reduce a project’s energy output or result in personal injury or loss of life;

•
catastrophic events, such as fires, earthquakes, severe weather, tornadoes, ice or hail storms, other meteorological conditions, landslides and other similar events beyond NEP's control, which could severely damage or destroy all or a part of a project, reduce its energy output or result in personal injury or loss of life;

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

There are a variety of hazards and operating risks inherent in natural gas gathering and transmission activities, such as leaks, explosions, mechanical problems, activities of third parties, including, but not limited to, the possibility of terrorist acts, and damage to pipelines, facilities and equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, that could cause substantial financial losses. In addition, portions of NEP’s transmission system and its gathering system have been in service for several decades, which could result in increased maintenance and repair activities. These risks could result in significant injury, loss of life, significant damage to property, environmental pollution, impairment of operations, increased maintenance or repair expenditures and significant loss of revenue, any of which could result in substantial losses. For pipeline assets located near populated areas, including, but not limited to, residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Therefore, should any of these risks materialize, it could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP depends on certain of the renewable energy projects and pipelines in its portfolio for a substantial portion of its anticipated cash flows.

NEP depends on certain of the renewable energy projects and pipelines in its portfolio for a substantial portion of its anticipated cash flows. Consequently, the impairment or loss of any one or more of those projects or pipelines could materially and, depending on the relative size of the affected projects or pipelines, disproportionately reduce NEP’s cash flows and, as a result, have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP is pursuing the expansion of natural gas pipelines in its portfolio that will require up-front capital expenditures and expose NEP to project development risks.

NEP is pursuing the expansion of natural gas pipelines in its portfolio. The development of pipeline expansion projects involves numerous regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to committed shippers if an expansion project does not achieve commercial operations before a specified date that the parties may agree to in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any expansion project through the sale of additional common units, which could result in dilution to NEP’s unitholders. Moreover, NEP's revenues may not increase immediately upon the expenditure of funds on a significant expansion project, or at all. If NEP undertakes an expansion of one of the pipelines in its portfolio, the construction may occur over an extended period of time and NEP will not receive material increases in revenues until the project is placed in service. Accordingly, if NEP pursues expansion projects, NEP's efforts may not result in additional long-term contracted revenue streams that increase the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

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

NEP is exposed to numerous risks inherent in the operation of wind and solar projects and natural gas pipelines, including, but not limited to, equipment failure, manufacturing defects, natural disasters, terrorist attacks, sabotage, vandalism and environmental risks. The occurrence of any one of these events may result in NEP being named as a defendant in lawsuits asserting claims for substantial damages, including, but not limited to, environmental cleanup costs, personal injury, property damage, fines and penalties. Further, with respect to any future acquisitions of any projects that are under construction, NEP is, or will be, exposed to risks inherent in the construction of these projects.

NEP shares insurance coverage with NEE and its affiliates, for which NEP reimburses NEE. NEE currently maintains liability insurance coverage for itself and its affiliates, including NEP, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage, including, but not limited to, resulting loss of use, to third parties. NEE also maintains coverage for itself and its affiliates, including NEP, for physical damage to assets and resulting business interruption, including, but not limited to, damage caused by terrorist acts. However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. To the extent NEE or any of its affiliates experience covered losses under the insurance policies, the limit of NEP's coverage for potential losses may be decreased.

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

NEP relies on interconnection, transmission and other pipeline facilities of third parties to deliver energy from its renewable energy projects and to transport natural gas to and from the Texas pipelines. If these facilities become unavailable, NEP's projects and pipelines may not be able to operate, deliver energy or become partially or fully unavailable to transport natural gas.

NEP depends on interconnection and transmission facilities owned and operated by third parties to deliver energy from its wind and solar projects. In addition, some of the renewable energy projects in NEP's portfolio share essential facilities, including, but not limited to, interconnection and transmission facilities, with projects that are owned by other affiliates of NEE. Many of the interconnection and transmission arrangements for the projects in NEP's portfolio are governed by separate agreements with the owners of the transmission or distribution facilities. Congestion, emergencies, maintenance, outages, overloads, requests by other parties for transmission service, actions or omissions by other projects with which NEP shares facilities and other events beyond NEP's control could partially or completely curtail deliveries of energy by its renewable energy projects and increase project costs. In addition, any termination of a project’s interconnection or transmission arrangements or non-compliance by an interconnection provider, the owner of shared facilities or another third party with its obligations under an interconnection or transmission arrangement may delay or prevent NEP's renewable energy projects from delivering energy in a manner that entitles it to receive revenue. If the interconnection or transmission arrangement for a project is terminated, NEP may not be able to replace it on similar terms to the existing arrangement, or at all, or NEP may experience significant delays or costs in connection with such replacement. Moreover, if NEP acquires any renewable energy projects that are under construction, a failure or delay in the construction of interconnection or transmission facilities could delay the completion of the project.

NEP depends upon third-party pipelines and other facilities that transport natural gas to and from the Texas pipelines. Because NEP does not own these third-party pipelines or facilities, their continuing operation are not within its control. If these pipelines and other facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, NEP's ability to operate efficiently and to transport natural gas could be restricted, thereby reducing revenues.

The unavailability of interconnection, transmission, pipeline or shared facilities could adversely affect the operation of its projects and pipelines and the revenues received, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations, compliance with which may require significant capital expenditures, increase NEP’s cost of operations and affect or limit its business plans.

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

•	the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals;

•	air emissions, water quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater;

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

If NEP's projects or pipelines do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, NEP may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects or pipelines. Violations of environmental and other laws, regulations and permit requirements, including, but not limited to, certain violations of laws protecting wetlands, migratory birds, bald and golden eagles and threatened or endangered species, may also result in criminal sanctions or injunctions.

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

NEP may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets. If there is a delay in obtaining or renewing any required environmental regulatory approvals, if NEP fails to obtain or comply with them or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities could be prevented, delayed or become subject to additional costs. The costs that may be incurred to comply with environmental regulations in the future may have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP's renewable energy project entities and renewable energy contract counterparties are subject to regulation by U.S. and Canadian federal, state, provincial and local authorities. The wholesale sale of electric energy in the continental U.S., other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a U.S. project entity to charge the negotiated rates contained in its PPA is subject to that project entity’s maintenance of its general authorization from the FERC to sell electricity at market-based rates. The FERC may revoke a U.S. project entity’s market-based rate authorization if it determines that the U.S. project entity can exercise market power in transmission or generation, create barriers to entry, has engaged in abusive affiliate transactions or fails to meet compliance requirements associated with such rates. The negotiated rates entered into under the U.S. Project Entities’ PPAs could be changed by the FERC if the FERC determines such change is in the public interest. While this threshold public interest determination would require a finding by the FERC that the contract rate seriously harms the consuming public under applicable U.S. Supreme Court precedent, if the FERC decreases the prices paid to NEP for energy delivered under any of its PPAs, NEP’s revenues could be below its projections and its business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially adversely affected.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act) directs the U.S. Secretary of Transportation to undertake a number of reviews, studies and reports, some of which have resulted in natural gas pipeline safety rulemakings.

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

Actual regulatory, inspection and enforcement oversight of pipeline safety rules with respect to the Texas pipelines’ intrastate transmission and gathering facilities is conducted by the Texas Railroad Commission’s Pipeline Safety Division (the Division), pursuant to authorization by PHMSA. The Division is obligated to enforce the minimum federal pipeline safety regulations, but may adopt additional or more stringent regulations as long as they are not incompatible with federal regulations.

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

NEP is subject to risks and costs, including, but not limited to, potential negative publicity, associated with lawsuits or claims contesting the operation, construction or expansion of its projects. The result and costs of defending any such lawsuit, regardless of the merits and eventual outcome, may be material.

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

Any such legal proceedings or disputes could materially delay NEP's ability to complete construction of a project in a timely manner, or at all, or materially increase the costs associated with commencing or continuing a project’s commercial operations. Any elective settlement of claims and unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

Doing business in the U.S. and Canada, and conducting business with an entity controlled by the Mexican government, requires NEP to comply with U.S., Canadian and Mexican anti-corruption laws and regulations. NEP's failure to comply with these laws and regulations may expose NEP to liabilities. These laws and regulations may apply to NEP, the manager under the MSA, their respective affiliates and their respective individual directors, officers, employees (if any) and agents and may restrict NEP's operations, trade practices, investment decisions and partnering activities.

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

NEP expects that its existing and future contracts will be the principal source of cash flows available to make distributions to its unitholders. Thus, the actions of even one customer may cause variability of NEP’s revenue, financial results and cash flows that are difficult to predict. Similarly, significant portions of NEP’s credit risk may be concentrated among a limited number of customers and the failure of even one of these key customers to pay its obligations to NEP could significantly impact NEP's business and financial results. Any or all of NEP's customers may fail to fulfill their obligations under their contracts with NEP, whether as a result of the occurrence of any of the following factors or otherwise:

•
Specified events beyond NEP's control or the control of a customer may temporarily or permanently excuse the customer from its obligation to accept and pay for delivery of energy generated by a project. These events could include, among other things, a system emergency, transmission failure or curtailment, adverse weather conditions or labor disputes.

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

•
The ability of NEP's customers to fulfill their contractual obligations to NEP depends on their financial condition. NEP is exposed to the credit risk of its customers over an extended period of time due to the long-term nature of NEP's PPAs and natural gas transportation agreements with them. These customers could become subject to insolvency or liquidation proceedings or otherwise suffer a deterioration of their financial condition when they have not yet paid for services delivered, any of which could result in underpayment or nonpayment under such agreements.

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

NEP may not be able to extend, renew or replace expiring or terminated PPAs and natural gas transportation agreements at favorable rates or on a long-term basis.

NEP's ability to extend, renew or replace its existing PPAs and natural gas transportation agreements depends on a number of factors beyond its control, including, but not limited to:

•
whether the renewable energy contract counterparty has a continued need for energy at the time of the agreement’s expiration, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;

•	the amount of commercial natural gas supply available to the Texas pipelines' systems and changing natural gas supply flow patterns in North America;

•	the satisfactory performance of NEP's obligations under such PPAs and natural gas transportation agreements;

•	the regulatory environment applicable to NEP's contract counterparties at the time;

•
macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and

•	the effects of regulation on the contracting practices of NEP's contract counterparties.

If NEP is not able to extend, renew or replace on acceptable terms existing PPAs before contract expiration, or if such agreements are otherwise terminated prior to their expiration, NEP may be required to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than under the applicable contract. If there is no satisfactory market for a project’s uncontracted energy, NEP may decommission the project before the end of its useful life. If the portion of the Texas pipelines' capacity covered by long-term firm transportation agreements decline, NEP's revenues and contract volumes would be exposed to increased volatility. Any failure to extend, renew or replace a significant portion of NEP's existing PPAs and natural gas transportation agreements, or extending, renewing or replacing them at lower prices or with other unfavorable terms, or the decommissioning of a project could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP intends to pursue opportunities to acquire contracted clean energy projects that are either operational or, in limited circumstances, under construction, from NEER and third parties consistent with its business strategy. Various factors could affect the availability of such projects to grow NEP's business, including, but not limited to, the following factors and those described in more detail in the additional risk factors below:

•
competing bids for a project, including, but not limited to, the NEER ROFO projects, from companies that may have substantially greater purchasing power, capital or other resources or a greater willingness to accept lower returns or more risk than NEP does;

•	NEP's failure to agree to favorable financial or legal terms with sellers with respect to any proposed acquisitions;

•
fewer acquisition opportunities than NEP expects, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than NEP believes suitable for its acquisition strategy and future growth;

•
NEP's failure to successfully complete construction of and finance projects, to the extent that it decides to acquire projects that are not yet operational or to otherwise pursue construction activities with respect to new projects;

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

Any of these above factors could limit NEP's acquisition opportunities and prevent it from executing, or diminish its ability to execute, its growth strategy as planned. In addition, trade cases were filed at the U.S. International Trade Commission that resulted in the imposition of duties on solar cells manufactured outside the U.S. that are incorporated in solar panels imported into the U.S. Moreover, petitions for relief have been filed, and may in the future be filed, under various trade laws to impose tariffs on solar photovoltaic panels imported to the U.S. The resulting increase in the price of solar panels has made development of solar projects less competitive and may adversely impact NEP's ability to acquire solar projects in the future.

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

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current government laws, regulations and policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, CITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, as well as similar Canadian incentives, accelerated cost recovery deductions and other commercially oriented incentives. These laws, regulations and policies have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives could decrease the attractiveness of clean energy projects to developers, including, but not limited to, NEE, which could reduce NEP's acquisition opportunities. Such an elimination, loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

If these laws, regulations and policies are not continued or renewed, the market for future renewable energy PPAs may be smaller and the prices for future clean energy PPAs may be lower. If the IRS issues guidance that limits the availability of the PTC or the ITC, the projects could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing on acceptable terms.

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

If the challenges of developing projects increase for project developers, including, but not limited to, other affiliates of NEE, NEP's pool of available opportunities may be limited, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

Acquisitions of existing clean energy projects involve numerous risks.

NEP's strategy includes growing its business through the acquisition of existing clean energy projects. The acquisition of existing clean energy projects involves numerous risks, including, but not limited to, exposure to existing liabilities and unanticipated post-acquisition costs associated with the pre-acquisition activities by the project, difficulty in integrating the acquired projects into NEP's business and, if the projects are in new markets, the risks of entering markets where NEP has limited experience. Additionally, NEP risks overpaying for such projects or not making acquisitions on an accretive basis. Although NEP performs due diligence on prospective acquisitions, NEP may not discover all potential risks, operational issues or other issues in such projects. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources and, ultimately, NEP's acquisitions may divert NEP's management’s attention from its existing business concerns, disrupt its ongoing business or not be successfully integrated. Future acquisitions might not perform as expected or the returns from such acquisitions might not support the financing utilized to acquire or maintain them. A failure to achieve the financial returns NEP expects when NEP acquires clean energy projects could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

Renewable energy procurement is subject to U.S. state and Canadian provincial regulations, with relatively irregular, infrequent and often competitive procurement windows.

Each U.S. state and Canadian province has its own renewable energy regulations and policies. Renewable energy developers must anticipate the future policy direction in each state and province and secure viable projects before they can bid to procure a PPA or other contract through often highly competitive auctions. In particular, energy policy in the key market of Ontario is subject to a political process with respect to its renewable energy programs that may change dramatically. A failure to anticipate accurately the future policy direction in a jurisdiction or to secure viable projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

NEP believes its primary competitors for opportunities in North America are regulated utilities, developers, IPPs, pension funds and private equity funds. NEP competes with these companies to acquire projects and pipelines with projected stable cash flows. NEP also competes for personnel with requisite industry knowledge and experience. Furthermore, the industry has experienced and may experience volatile demand for wind turbines, solar panels, pipeline equipment and related components. If demand for this equipment increases, suppliers may give priority to other market participants, including, but not limited to, NEP's competitors, who may have greater resources than NEP. An inability to effectively compete with regulated utilities, developers, IPPs, pension funds and private equity funds for opportunities in North America could have a material adverse effect on NEP's ability to grow its business and to make cash distributions to its unitholders.

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

Since NEP expects, from time to time, to finance acquisitions of clean energy projects partially or wholly through the issuance of additional securities, NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP’s ability to access the capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP’s common or preferred units in particular. An inability to obtain capital markets financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and to effectuate its growth strategy. In addition, the issuance of additional common units in connection with acquisitions could cause significant common unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive.

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

Restrictions in NEP and its subsidiaries' financing agreements could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP and its subsidiaries have entered into financing agreements which contain various covenants and restrictive provisions that may limit their ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase common units;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of projects.

Certain of the financing agreements also contain covenants requiring NEP OpCo and its subsidiaries to maintain certain financial ratios, including, but not limited to, as a condition to making cash distributions to NEP and its other unitholders. NEP OpCo's and its subsidiaries' ability to meet those financial ratios can be affected by events beyond NEP's control, and NEP OpCo may be unable to meet those ratios and tests and, therefore, may be unable to make cash distributions to its unitholders, including, but not limited to, NEP. As a result, NEP may be unable to make distributions to its unitholders. In addition, the financing agreements contain events of default provisions, including, but not limited to, provisions relating to certain changes in ownership of NEP or its subsidiaries and other customary provisions.

The provisions of the financing agreements may affect NEP's ability to obtain future financing and pursue attractive business opportunities and NEP's flexibility in planning for, and reacting to, changes in business conditions. A failure to comply with the provisions of the applicable financing agreements could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the credit facility or loan agreement, as the case may be, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable and entitle lenders to enforce their security interest. If the payment of the debt is accelerated and NEP or one of its subsidiaries fails to repay the debt pursuant to their guarantees, the revenue from the projects may be insufficient to repay such debt in full, the lenders could enforce their security interest and NEP's unitholders could experience a partial or total loss of their investment.

NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness.

NEP intends to pay quarterly cash distributions on all of its outstanding units and NEP OpCo intends to pay quarterly cash distributions on its outstanding units (except for its Class B units). However, in any period, NEP's and NEP OpCo’s ability to pay cash distributions to their respective unitholders depends on, among other things, the performance of NEP's subsidiaries. The ability of NEP's subsidiaries to make distributions to NEP and NEP OpCo may be restricted by, among other things, the provisions of existing and future indebtedness.

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

Risks Related to NEP's Relationship with NEE

NEE exercises significant influence over NEP.

Under NEP’s partnership agreement, the board oversees and directs the operations and policies of NEP and exercises management oversight over NEP. At each annual meeting, four of NEP’s seven directors will be elected by NEP’s limited partners. Three directors will be appointed by NEP GP, in its sole discretion. The directors appointed by NEP GP will be, and one director elected by holders of NEP’s common units may be, officers or employees of NEE or its affiliates. In addition, NEE holds significant voting power over certain matters that require NEP unitholder approval. NEE Management, pursuant to the terms of the MSA, will designate the officers of NEP so long as NEE or one of its affiliates is the manager under the MSA. As a result of these and other factors, NEE and its affiliates exercise significant influence over NEP.

Under the CSCS agreement, NEP receives credit support from NEE and its affiliates. NEP's subsidiaries may default under contracts or become subject to cash sweeps if credit support is terminated, if NEE or its affiliates fail to honor their obligations under credit support arrangements, or if NEE or another credit support provider ceases to satisfy creditworthiness requirements, and NEP will be required in certain circumstances to reimburse NEE for draws that are made on credit support.

Under the CSCS agreement, guarantees and letters of credit that have been provided by NEECH, NEER and other NEE affiliates to counterparties on behalf of NEP's subsidiaries to satisfy NEP's subsidiaries’ contractual obligations to provide credit support, including, but not limited to, under PPAs. These NEE affiliates also have provided credit support to lenders to fund reserve accounts and to cover the risk that CITC proceeds received by any U.S. project entity are later recaptured by the U.S. Department of the Treasury. NEP expects NEECH, NEER and other NEE affiliates, upon NEP's request and at NEER’s option, to provide credit support on behalf of any projects NEP may acquire in the future on similar terms but they are under no obligation to do so. Any failure of NEP's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under NEP's subsidiaries’ PPAs and financing agreements. Such events of default could entitle customers to terminate their contracts with NEP's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of NEP's subsidiaries. In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then NEP OpCo may be required to reimburse them for the amounts drawn, which could reduce NEP OpCo’s cash distributions. These events could decrease NEP's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets. Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for NEP’s existing projects, which may require NEP to obtain the required credit support from third parties on less favorable terms and may prevent NEP from consummating the acquisition of additional projects. All of the foregoing events, including, but not limited to, a failure of NEP OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP may not be able to consummate future acquisitions.

NEP's ability to grow through acquisitions and increase distributions to its unitholders is dependent in part on its ability to make acquisitions that result in an increase in cash distributions per common unit. Such acquisitions may not be available to NEP on acceptable terms or at all. In addition, there are limited restrictions on NEER’s ability to sell the NEER ROFO projects to a third party. Other than the right of first offer with respect to any NEER ROFO projects that NEER elects to sell until July 1, 2020, NEER has no obligation to make any projects available to NEP for potential purchase. The consummation and timing of any future acquisitions, whether from NEER or any third parties, will depend upon, among other things, whether:

•	NEP is able to identify attractive acquisition candidates;

•	NEP is able to negotiate acceptable purchase agreements;

•	NEP is able to obtain financing for these acquisitions on economically acceptable terms; and

•	NEP is outbid by competitors.

Additionally, several factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including, but not limited to, an assessment by NEER relating to its liquidity position, the risk profile of an opportunity, its fit with NEP's operations and other factors. The overall question of an acquisition’s suitability is highly subjective and specific to NEP. Furthermore, if NEER reduces its ownership interest in NEP, it may be less willing to sell the NEER ROFO projects or other NEER projects to NEP. An inability by NEER to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP and NEP OpCo have entered into a ROFR agreement with NEER granting NEER and its subsidiaries (other than NEP OpCo and its subsidiaries) a right of first refusal on any proposed sale of any of the NEP OpCo ROFR assets. The obligations of NEP OpCo under the ROFR agreement may discourage a third party from pursuing a transaction with NEP OpCo. Even if such third party is able to acquire the applicable asset, NEP OpCo’s compliance with its obligations under the ROFR agreement could result in delays and transaction costs, as well as a reduced sales price. In addition, since the number of third parties willing to make an offer for a NEP OpCo ROFR asset may be limited due to the ROFR agreement, NEP OpCo may consummate the sale of any NEP OpCo ROFR asset on less favorable terms, or may not be able to sell such asset, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP GP and its affiliates may have conflicts of interest with NEP and have limited duties to NEP and its unitholders.

The board will appoint officers of NEP (including its chief executive officer) designated by the manager in accordance with the terms of the MSA. As a result, all of NEP’s executive officers could be, and currently are, officers of NEE or one of its affiliates. NEP’s partnership agreement provides contractual standards governing the duties of directors and officers, and directors and officers will not have fiduciary duties to NEP or its unitholders. Conflicts of interest exist and may arise as a result of the relationships between NEE and the directors and officers of NEP affiliated with NEE, on the one hand, and NEP and NEP's limited partners, on the other hand. To the extent any directors or officers of NEP are also officers of NEE, such directors and officers will have fiduciary duties to NEE, and the interests of NEE and NEP may be different or in conflict. In resolving such conflicts of interest, the directors and officers of NEP affiliated with NEE may favor NEE's interests and the interests of NEE's affiliates over the interests of NEP and its unitholders. These conflicts include the following situations, among others:

•	No agreement to which NEP is a party requires NEE or its affiliates to pursue a business strategy that favors NEP or uses NEP's projects or dictates what markets to pursue or grow.

•
NEE and its affiliates are not limited in their ability to compete with NEP, and neither NEP GP nor its affiliates have any obligation to present business opportunities to NEP except for the NEER ROFO projects.

•	So long as the officers of NEP are officers of NEE or its affiliates, they will also devote significant time to the business of NEE or its affiliates and will be compensated by NEE or its affiliates.

•	The board may cause NEP to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a payment of the IDR fee.

•
NEP's partnership agreement replaces the fiduciary duties that would otherwise be owed by NEP GP and the directors and officers of NEP with contractual standards governing their duties and limits NEP GP’s and such directors’ and officers' liabilities and the remedies available to NEP's unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under applicable Delaware law.

•	Except in limited circumstances, the board has the power and authority to conduct NEP's business without the approval of NEP GP or NEP's unitholders.

•	Actions taken by the board may affect the amount of cash available to pay distributions to NEP's unitholders.

•	NEP GP has limited liability regarding NEP's contractual and other obligations.

•
The board controls the exercise of the rights of NEP against NEE and its affiliates, and the enforcement of the obligations that NEE and its affiliates owe to NEP, including, but not limited to, NEP's rights against and obligations to NEER under the ROFO agreement and its other commercial agreements with NEER.

•	NEP may choose not to retain counsel, independent accountants or other advisors separate from those retained by NEP GP or NEE to perform services for NEP or for the holders of common units.

As a result of the overlapping nature of the management of NEP and NEE and its affiliates, effectively managing these actual, perceived and potential conflicts may require substantial attention, and there is no assurance that all relevant actual, perceived or potential conflicts will be identified or that such conflicts will be adequately addressed. A decision by NEP GP or the board to favor its own interests or the interests of NEE over NEP's interests and the interests of its unitholders could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP GP and its affiliates and the directors and officers of NEP are not restricted in their ability to compete with NEP, whose business is subject to certain restrictions.

NEP’s partnership agreement provides that its general partner is restricted from engaging in any business activities other than acting as NEP GP and those activities incidental to its ownership of interests in NEP. Affiliates of NEP GP, including, but not limited to, NEE and its other subsidiaries, are not prohibited from owning projects or engaging in businesses that compete directly or indirectly with NEP. NEE currently holds interests in, and may make investments in and purchases of, entities that acquire, own and operate clean energy projects. NEER is under no obligation to make any acquisition opportunities available to NEP, other than under the ROFO agreement. In addition, pursuant to NEP’s partnership agreement, its subsidiaries generally will not have any power or authority to solicit, review, respond to or otherwise participate in certain activities or lines of business.

Under the terms of NEP’s partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to NEP GP and its affiliates, including, but not limited to, NEE or to NEP's directors or officers. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for NEP will not have any duty to communicate or offer such opportunity to NEP. Any such person or entity will not be liable to NEP or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to NEP. This may create actual and potential conflicts of interest between NEP and affiliates of NEP GP and result in less than favorable treatment of NEP and holders of its common units.

NEP may only terminate the MSA under certain specified conditions.

The MSA provides that NEP and certain affiliates may terminate the agreement only upon 90 days' prior written notice to NEE Management upon the occurrence of any of the following:

•
NEE Management defaults in the performance or observance of any material term, condition or covenant contained therein in a manner that results in material harm to NEP or its affiliates and the default continues unremedied for a period of 90 days after written notice thereof is given to NEE Management;

•	NEE Management engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to NEP for its affiliates;

•	NEE Management is reckless in the performance of its duties under the agreement and such recklessness results in material harm to NEP or its affiliates;

•	upon the happening of certain events relating to the bankruptcy or insolvency of NEP or certain of its affiliates; or

•
NEE Management intentionally or willfully takes any action that materially conflicts with or directly contravenes any resolution or other determination of the board relating to certain significant activities of NEP, such action has caused, or would reasonably be expected to cause, material harm to NEP and its subsidiaries, and such action continues unremedied for a period of 90 days after written notice thereof is given to NEE Management.

NEP is not able to terminate the agreement for any other reason, including, but not limited to, if NEE Management experiences a change of control or if a majority of the directors of NEP are not affiliates of NEE. The agreement continues until January 1, 2068 and thereafter renews for successive five-year periods unless NEP OpCo or NEE Management provides written notice to the other that it does not wish for the agreement to be renewed. If NEE Management’s performance does not meet the expectations of investors and NEP is unable to terminate the MSA, the market price of NEP's common units could suffer. In addition, even if the

MSA is terminated, it may not terminate in respect of provisions relating to the payment of the IDR fee payable to NEE Management under that agreement, which could result in NEE or its affiliates receiving payments that could otherwise be distributed to NEP's unitholders even though NEE Management would be no longer obligated to provide services to NEP under the MSA.

If the agreements with NEE Management or NEER are terminated, NEP may be unable to contract with a substitute service provider on similar terms.

NEE's affiliates provide, or arrange for the provision of, administrative and O&M services under agreements with NEE Management and NEER, respectively. Any failure by NEE Management or NEER to perform their administrative and O&M services obligations or the failure by NEP to identify and contract with replacement service providers, if required, could materially impact the successful operation of its projects. Under these agreements, certain NEE employees provide services to NEP. These services are not the primary responsibility of these employees, nor are these employees required to act for NEP alone. The agreements do not require any specific individuals to be provided by NEE and NEE has the discretion to determine which of its employees perform services required to be provided to NEP.

NEP also contracts with NEE Management and NEER to provide NEP with management services under the MSA and the management sub-contract, respectively and does not have independent executive or senior management personnel. Each of the MSA and the management sub-contract, respectively, provides that NEE Management and NEER, respectively, may terminate the applicable agreement upon 180 days’ prior written notice of termination to NEP if NEP defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to NEE Management or its affiliates other than NEP or its subsidiaries, and the default continues unremedied for a period of 90 days after written notice thereof is given to NEP or upon the happening of certain specified events. If NEE Management terminates the MSA, if NEER terminates the management sub-contract or if either of them defaults in the performance of its obligations under the respective agreement, NEP may be unable to contract with a substitute service provider on similar terms, and the costs of substituting service providers may be substantial. If NEP cannot locate a service provider that is able to provide NEP with substantially similar services as NEE Management and NEER provide under the MSA and the management sub-contract, respectively, on similar terms, it would likely have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's arrangements with NEE limit NEE’s potential liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

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

Risks Related to Ownership of NEP's Units

NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

NEP's cash flow is generated from distributions NEP receives from NEP OpCo, which will consist primarily of cash distributions that NEP OpCo has received from its subsidiaries. The amount of cash that NEP OpCo’s subsidiaries will be able to distribute to NEP OpCo each quarter principally depends upon the amount of cash such subsidiaries generate from their operations. NEP OpCo may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If NEP OpCo reduces its per unit distribution, because of reduced operating cash flow, higher expenses, capital requirements or otherwise, NEP will have less cash distributions to its unitholders and would likely be required to reduce its per common unit distribution.

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

Holders of NEP’s units may be subject to voting restrictions.

Under NEP’s partnership agreement, limited partners will be allowed to vote for four of the seven members of the board. Moreover, any person, together with the members of any related group, who beneficially owns 5% or more of the outstanding units will be permitted to vote not more than 5% of such outstanding units in an election or removal of certain directors. Further, if, after giving effect to the 5% limitation, any person, together with the members of any related group, still has the power to cast votes equal to or greater than 10% of the units present and actually voted on any matter (including an election or removal of certain directors), such person will be entitled to direct the voting of only the units held by such person representing not more than 9.99% of the units actually voted on such matter, and any units held by such person equal to 10% or more of such voting power will be voted proportionally with the votes cast by other unitholders on such matter. However, if such person is NEP's general partner or any of its affiliates, the 9.99% limitation on voting power applies only to the election or removal of certain directors.

NEP’s partnership agreement replaces the fiduciary duties that NEP GP and NEP’s directors and officers might have to holders of its common units with contractual standards governing their duties.

NEP’s partnership agreement contains provisions that eliminate the fiduciary standards to which NEP GP or any of NEP’s directors and officers would otherwise be held by state fiduciary duty law and replaces those standards with several different contractual standards.

For example, NEP’s partnership agreement permits the board to make some decisions in its sole discretion, free of any duties to NEP or its unitholders other than the implied contractual covenant of good faith and fair dealing (which means that a court will enforce the reasonable expectations of the partners where the language of the partnership agreement does not provide for a clear course of action). These provisions entitle the board to consider only the interests and factors that the board desires and relieves the board of any duty or obligation to give any consideration to any interest of, or factors affecting, NEP, its affiliates or NEP's limited partners.

NEP’s partnership agreement will permit NEP GP and its affiliates to make a number of decisions in its individual capacity, as opposed to in its capacity as NEP's general partner, free of any duties to NEP or its unitholders other than the implied contractual covenant of good faith and fair dealing. These provisions entitle NEP GP and its affiliates to consider only the interests and factors that they desire and relieve them of any duty or obligation to give any consideration to any interest of, or factors affecting, NEP, its affiliates or NEP's limited partners. Examples of decisions that NEP GP and its affiliates may make in their individual capacities include:

•	appointment of three directors of NEP;

•	how to exercise NEP GP’s voting rights with respect to the units it or its affiliates own in NEP OpCo and NEP;

•	whether to exchange NEE Equity’s NEP OpCo common units for NEP's common units or, with the approval of the conflicts committee, to have NEP OpCo redeem NEE Equity’s NEP OpCo common units for cash; and

•
whether to consent to, among other things, NEP’s participation in certain activities or lines of business, the sale of all or substantially all of the assets of NEP, any merger, consolidation or conversion of NEP, dissolution of NEP, or an amendment to NEP OpCo’s partnership agreement.

NEP’s partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP’s directors or NEP GP that might otherwise constitute breaches of fiduciary duties.

NEP’s partnership agreement contains provisions that restrict the remedies available to its unitholders for actions taken by NEP’s directors or NEP GP that might otherwise constitute breaches of fiduciary duties under state law. For example, NEP’s partnership agreement provides that:

•
whenever NEP GP or the board, or any director or any committee of the board (including, but not limited to, the conflicts committee), makes a determination or takes, or declines to take, any other action in its respective capacity, they are required to act in good faith;

•	NEP GP will not have any liability to NEP or its unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•
NEP GP and its officers and directors and the officers and directors of NEP will not be liable for monetary damages to NEP or NEP's limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining such persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
NEP GP and its affiliates and NEP’s directors will not be in breach of their obligations under NEP’s partnership agreement (including, but not limited to, any duties to NEP or its unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the board, although the board is not obligated to seek such approval;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by NEP GP and its affiliates if the conflict involves NEP GP or any of its affiliates;

•	determined by the board to be on terms no less favorable to NEP than those generally being provided to or available from unrelated third parties; or

•
determined by the board to be fair and reasonable to NEP, taking into account the totality of the relationships among the parties involved, including, but not limited to, other transactions that may be particularly favorable or advantageous to NEP.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by NEP GP or the board, or the conflicts committee of the board, must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by NEP's unitholders or the conflicts committee and the board determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth subbullets above, then it will be presumed that, in making its decision, the board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or NEP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Certain of NEP’s actions require the consent of NEP GP.

Under NEP’s partnership agreement, NEP GP's consent is required for certain actions of NEP, in addition to approval by NEP’s board or unitholders, as applicable. Because NEP GP is indirectly owned by NEE, NEE can cause NEP GP to exercise certain protective rights. NEP’s partnership agreement provides that NEP GP may grant or withhold its consent in its sole discretion. To the extent NEP GP withholds its consent, NEP unitholders and the board will be prevented from taking actions which they may consider beneficial to NEP or its unitholders.

Holders of NEP's common units and preferred units currently cannot remove NEP GP without NEE’s consent.

The vote of the holders of at least 66 2⁄3% of all outstanding common units, preferred units and special voting units voting together as a single class is required to remove NEP's general partner. Further, the vote of the holders of at least a majority of all outstanding common units, preferred units and special voting units voting together as a single class is required to name a new general partner of NEP. Given NEP GP and its affiliates current voting power with respect to NEP’s outstanding units, a vote to remove NEP’s general partner would currently require NEE’s consent.

NEE’s interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.

NEP’s partnership agreement does not restrict the ability of NEE to transfer all or a portion of its ownership interest in NEP GP to a third party. NEP’s partnership agreement also does not restrict the ability of NEP GP to issue equity securities in a public or private transaction. A new owner of all or a portion of an ownership interest in NEP GP could then be in a position to designate its own representatives to the board.

The IDR fee may be assigned to a third party without unitholder consent.

Under the MSA, NEE, through NEE Management, may assign the IDR fee, or may sell a portion of the affiliate that has the right to receive the IDR fee to an unaffiliated third party, at any time. If NEE, through NEE Management, transfers the right to receive the IDR fee to a third party, NEE, through NEE Management, may not have the same incentive to provide services necessary to carry out NEP's operations and grow NEP's business so as to increase quarterly distributions to unitholders over time as it would if it had retained ownership of the IDR fee.

NEP may issue additional units without unitholder approval, which would dilute common unitholder interests.

NEP’s partnership agreement does not limit the number of additional limited partnership interests, including, but not limited to, limited partnership interests that rank senior to the common units, which NEP may issue at any time without the approval of its unitholders. The issuance by NEP of additional common units or other equity securities of equal or senior rank will have the following effects:

•	NEP's existing common unitholders’ proportionate ownership interest in NEP will decrease;

•	the amount of cash distributions per common unit may decrease;

•	because the IDR fee is based on a percentage of total available cash, the IDR fee will increase if total available cash increases even if the per unit distribution on common units remains the same;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash distributions to or from NEP OpCo and from NEP to NEP's unitholders, and the amount and timing of such reimbursements and fees will be determined by NEP GP and there are no limits on the amount that NEP OpCo may be required to pay.

Under NEP OpCo’s partnership agreement, prior to making any distributions on its units, NEP OpCo will reimburse NEP GP and its affiliates, including, but not limited to, NEE, for out-of-pocket expenses they incur and payments they make on NEP's behalf and for certain payments made under credit support arrangements provided by NEER on behalf of NEP's subsidiaries. NEP OpCo will also pay certain fees and reimbursements under the MSA and the CSCS agreement prior to making any distributions on its units. The reimbursement of expenses and certain payments made under credit support arrangements and payment of fees, if any, to NEP GP and its affiliates will reduce the amount of available cash NEP OpCo has to pay cash distributions to NEP and the amount that NEP has available to pay distributions to NEP's unitholders. Under NEP OpCo’s partnership agreement, there is no limit on the fees and expense reimbursements NEP OpCo may be required to pay.

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

The market price of NEP's common units may fluctuate significantly and can be influenced by many factors, many of which are beyond NEP's control, including, but not limited to:

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Delaware law, NEP may not make a distribution to its unitholders if the distribution would cause NEP's liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distributed amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to the partnership that were known to the transferee at the time of transfer and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.

Provisions in NEP’s partnership agreement may discourage or delay an acquisition of NEP that NEP unitholders may consider favorable, which could decrease the value of NEP's common units, and could make it more difficult for NEP unitholders to change the board.

NEP’s partnership agreement contains provisions that make it difficult for a third party to acquire NEP without the consent of the board. For example, NEP's partnership agreement provides that, with respect to annual meetings of limited partners, limited partners cannot nominate persons for election to the board unless such nominations are included in the proxy statement of NEP in accordance with the proxy access provisions of NEP’s partnership agreement, and the limited partners cannot make any binding proposals of other business to be considered at any annual meeting of limited partners. In addition, limited partners may request a special meeting of limited partners only if the request is made by limited partners holding 20% or more of the units then outstanding and only for the removal of certain directors for cause or NEP's general partner. These provisions may have the effect of limiting the ability of a third party to acquire control of NEP that might involve a premium to the market price of NEP's common units or otherwise be in the unitholders' best interests.

The board, a majority of which may be affiliated with NEE, decides whether to retain separate counsel, accountants or others to perform services for NEP.

The attorneys, independent accountants and others who perform services for NEP will be selected by the board, which may be affiliated with NEE, or its conflicts committee and may perform services for NEE or its affiliates. NEP may retain separate counsel for itself or the holders of common units in the event of a conflict of interest between NEE and its affiliates, on the one hand, and NEP or the holders of common units, on the other, depending on the nature of the conflict. NEP does not intend to do so in most cases.

The NYSE does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

NEP's common units are listed on the NYSE. Because NEP is a publicly traded limited partnership, the NYSE does not require NEP to have, and it does not have, a majority of independent directors on the board or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Any issuance of preferred units will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

NEP issued $550 million of preferred units in November 2017. Subject to certain limitations, the preferred units are convertible into common units by the holders of such units at any time after June 20, 2019, or under certain circumstances, at NEP’s option after November 15, 2018. If holders of such preferred units were to dispose of a substantial portion of these common units in the public market following such a conversion, whether in a single transaction or series of transactions, it could adversely affect the market price for NEP's common units. These sales, or the possibility that these sales may occur, could make it more difficult for NEP to sell NEP's common units in the future.

In addition, the terms of the preferred units permit NEP, in certain circumstances and subject to certain limitations, to pay the quarterly distributions on the preferred units in the form of additional convertible preferred units (PIK Units). Pursuant to the terms of the preferred units, such quarterly distributions may be paid, at NEP’s option, in (i) PIK Units, (ii) cash, or (iii) or a combination of PIK Units and cash.

Any issuance of preferred units and/or the payment of quarterly distributions on the preferred units in PIK Units will or may have the following effects:

•	an existing unitholder’s proportionate ownership interest in NEP will decrease;

•	the amount of cash available for distribution on each common unit may decrease;

•	the relative voting strength of each previously outstanding common unit will be diminished; and

•	the market price of NEP's common units may decline.

The preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of the common units.

The preferred units rank senior to the common units with respect to distribution rights. These preferences could adversely affect the market price of the common units, or could make it more difficult for NEP to sell common units in the future.

NEP’s obligation to pay distributions on the preferred units, or on the common units issued following the conversion of such preferred units, could impact NEP's liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. NEP’s obligations to the holders of the preferred units could also limit its ability to obtain additional financing or increase NEP's borrowing costs, which could have an adverse effect on NEP’s financial condition.

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

NEP's ability to use its NOLs to offset future taxable income could be substantially limited if NEP’s unitholders that own 5% or more of NEP’s outstanding common units, as defined under Code Section 382, increase their ownership in NEP by more than 50% over a rolling three-year period through, among other things, additional purchases of NEP's common units and certain types of reorganization transactions. Any NOLs that exceed this limitation may be carried forward and used to offset taxable income for the remainder of the carryforward period (i.e., 20 years from the year in which such NOL was generated for NOLs generated prior to January 1, 2018 and no carryforward limitation for any subsequently generated NOLs). Based on NEP’s most recent assessment, NEP does not expect the Section 382 limitation to impact its ability to utilize any of its NOLs to offset future taxable income. However, potential changes in the tax law or in NEP’s projections could impact this assessment.

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

NEP's expected NOLs will be reflected as a deferred tax asset as they are generated until used to offset taxable income. Additional valuation allowances may be needed for deferred tax assets that NEP estimates are more likely than not to be unusable, based on available evidence at the time the estimate is made. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates and future taxable income levels and based on input from NEP's tax advisors or regulatory authorities. In the event that NEP were to determine that it would not be able to realize all or a portion of NEP's net deferred tax assets in the future, NEP would reduce such amounts through a charge to income tax expense in the period in which that determination was made, which could have a material adverse impact on NEP's financial condition and results of operations and NEP's ability to maintain profitability.

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

Character of Ownership

The majority of NEP's generating facilities and pipelines are owned by NEP subsidiaries and are currently subject to an approximately 65.1% noncontrolling interest. In addition, a subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline. The majority of the generating facilities and all of the pipelines are encumbered by liens securing various financings. Additionally, some of the generating facilities and pipelines occupy or use real property that is not owned by NEP subsidiaries, primarily through various leases, easements, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Unit Data. NEP's common units are traded on the NYSE under the symbol "NEP". The high and low sales prices for NEP’s common units as reported in the consolidated transaction reporting system of the NYSE and the cash distributions per unit declared in each quarter during the past two years are as follows:

	2017			2016
Quarter	High	Low	Cash Distributions	High	Low	Cash Distributions
First	$33.90	$25.32	$0.35250	$30.15	$23.78	$0.30750
Second	$39.83	$31.78	$0.36500	$30.59	$25.86	$0.31875
Third	$43.68	$36.37	$0.38000	$32.42	$27.60	$0.33000
Fourth	$44.00	$36.42	$0.39250	$28.93	$23.90	$0.34125

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

NextEra Energy Partners, LP
S&P 500 **
Peer Group ***
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/14
12/14
6/15
12/15
6/16
12/16
6/17
12/17

	6/14	12/14	6/15	12/15	6/16	12/16	6/17	12/17
NextEra Energy Partners, LP	100.00	106.02	125.67	96.36	100.25	86.31	127.75	151.83
S&P 500 **	100.00	106.12	107.42	107.58	111.71	120.45	131.70	146.75
Peer Group ***	100.00	77.90	92.41	56.43	57.59	56.39	68.12	73.05

*$100 invested on 6/27/14 in common units or 6/30/14 in index, including reinvestment of distributions. As of June 30 and December 31.

**Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

*** Includes six yieldco companies including 8point3 Energy Partners LP, Atlantica Yield plc, NextEra Energy Partners, LP, NRG Yield, Inc., Pattern Energy Group Inc. and Terraform Power, Inc.

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by the board. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter. Although, as described above, NEP currently expects that cash reserves would be established by the board solely to provide for the payment of NEP's income taxes, if any, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures.

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

In February 2018, NEP paid a distribution of $0.4050 per common unit to its unitholders of record on February 5, 2018. See Management's Discussion - Liquidity and Capital Resources - Financing Arrangements and Note 9 - Debt with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay dividends to its unitholders.

At the close of business on January 31, 2018, there were eight holders of record of NEP's common units.

Preferred Unit Data. In November 2017, NEP issued and sold 14,021,561 preferred units for an aggregate purchase price of approximately $550 million. Holders of preferred units will receive cumulative quarterly distributions equal to $0.4413 per unit for quarters ending on or before November 15, 2020, which was prorated for the fourth quarter of 2017 and which may be paid, at NEP’s election, in cash, in kind or a combination thereof. For quarters ending after November 15, 2020, holders will receive cumulative quarterly distributions equal to the greater of $0.4413 per unit and the amount that the preferred units would have received if they had converted into common units at the then-applicable conversion rate (see Note 9 - Equity), and NEP may elect to pay up to 1/9th of the subsequent distribution period amounts in kind. The quarterly distribution amount and portion of the distribution that may be paid in kind will be prorated for the fourth quarter of 2020. If NEP fails to pay a distribution during a subsequent distribution period, NEP would be unable to pay any distributions on or redeem or repurchase any junior securities, including the common units, prior to paying the unpaid cash component of the quarterly distribution, including any previously accrued and unpaid cash distributions. During 2017, NEP accrued approximately $3 million of preferred unit distributions which were paid in February 2018. In connection with the sale of the preferred units, NEP entered into a registration rights agreement with the purchasers pursuant to which, among other things, beginning on January 1, 2021, the purchasers will have certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the common units that are issuable upon conversion of the preferred units.

Incentive Distribution Rights Fee. IDRs represent the right to receive a fee calculated based on the amount of adjusted available cash from operating surplus, as defined in the MSA, that NEP OpCo would be able to distribute to its common unitholders after specified minimum quarterly and target quarterly distribution levels have been achieved. The right to receive the IDR fee is currently held by NEE Management, but may be assigned, subject to restrictions in the MSA. The following discussion assumes that NEE Management continues to own the IDRs.

Under the MSA, for any quarter in which NEP OpCo has adjusted available cash at least equal to a base incentive amount (total common units outstanding multiplied by $0.3525, plus approximately $14 million paid to NEE Management quarterly for IDRs) any excess adjusted available cash will be split 75% to NEP OpCo common unitholders and 25% to NEE Management for IDRs.

If NEP OpCo's adjusted available cash for any quarter falls below the base incentive amount, the IDRs will be paid using the target quarterly distribution levels below calculated using the number of NEP OpCo common units outstanding on January 26, 2017, subject to certain adjustments for repurchases, splits and combinations:

	Total Quarterly Distribution per NEP OpCo Common Unit Target Amount	Marginal Percentage Interest in Adjusted Available Cash
		NEP OpCo Common Unitholders	NEE Management
Minimum Quarterly Distribution	$0.1875	100%	—%
First Target Quarterly Distribution	Above $0.1875 up to $0.215625	100%	—%
Second Target Quarterly Distribution	Above $0.215625 up to $0.234375	85%	15%
Third Target Quarterly Distribution	Above $0.234375 up to $0.281250	75%	25%
Thereafter	Above $0.281250	50%	50%

During 2017, 2016 and 2015, NEP paid IDR fees of approximately $60 million, $36 million and $2 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, NEP was advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2017, there were no purchases under the program. At December 31, 2017, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Selected Financial Data

The selected financial data below is presented using the basis of accounting relevant to each period. For all periods prior to the completion of NEP’s IPO on July 1, 2014, the selected financial data below represents the combination of the projects acquired in connection with the IPO as well as the acquisitions from NEER described in Note 3 (the common control acquisitions). For all periods subsequent to the completion of NEP’s IPO, the selected financial data represents the consolidated financial results of NEP, including the common control acquisitions. The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial data has been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. The years ended December 31, 2017, 2016 and 2015 also reflect the Texas pipelines acquisition. See Note 3.

	Years Ended December 31,
	2017	2016	2015	2014	2013
SELECTED DATA OF NEP (millions, except per unit and GWh amounts):
Operating revenues	$807	$772	$501	$359	$179
Net income(a)	$109	$380	$107	$141	$17
Net income (loss) attributable to NEP(a)	$(65)	$82	$10	$3	n/a
Earnings (loss) per common unit attributable to NEP - basic and assuming dilution(a)	$(1.20)	$1.88	$0.46	$0.16	n/a
Distributions paid per common unit	$1.4900	$1.2975	$0.9050	$0.1875	n/a
Total assets	$8,395	$8,661	$8,237	$5,260	$3,359
Long-term debt, excluding current maturities	$4,218	$3,508	$3,334	$1,807	$1,527
GWh generated	11,117	10,215	7,373	4,249	2,893
______________________

(a)
The year ended December 31, 2017 reflects an income tax charge of approximately $101 million, all of which was attributable to NEP, related to tax reform (see Note 4). The year ended December 31, 2016 reflects a favorable fair value adjustment of approximately $189 million (see Note 5 - Contingent Consideration).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2017, NEP owned an approximately 34.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.1% limited partner interest in NEP OpCo. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interest.

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

Overview

Company Description

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2017, NEP owned a controlling, non-economic general partner interest and an approximately 34.9% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

During 2017, 2016 and 2015, NEP acquired various projects from NEER as discussed in Note 3. The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

In addition, on October 1, 2015, a subsidiary of NEP completed the Texas pipelines acquisition. See Note 3.

Results of Operations

	Years Ended December 31,
	2017	2016(a)	2015(a)
	(millions)
STATEMENT OF INCOME DATA:
OPERATING REVENUES
Renewable energy sales	$613	$583	$464
Texas pipelines service revenue	194	189	37
Total operating revenues	807	772	501
OPERATING EXPENSES
Operations and maintenance	253	218	113
Depreciation and amortization	226	235	163
Taxes other than income taxes and other	21	20	16
Total operating expenses	500	473	292
OPERATING INCOME	307	299	209
OTHER INCOME (DEDUCTIONS)
Interest expense	(199)	(152)	(117)
Benefits associated with differential membership interests - net	119	67	24
Equity in earnings of equity method investee	40	40	36
Equity in earnings (losses) of non-economic ownership interests	11	(4)	(2)
Revaluation of contingent consideration	—	189	—
Other - net	(2)	(2)	(10)
Total other income (deductions) - net	(31)	138	(69)
INCOME BEFORE INCOME TAXES	276	437	140
INCOME TAXES	167	57	33
NET INCOME	109	380	107
Less net income attributable to preferred distributions	3	—	—
Less net income attributable to noncontrolling interest	171	298	97
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(65)	$82	$10
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

2017 Compared to 2016

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs and services provided under natural gas transportation agreements. Operating revenues increased $35 million during the year ended December 31, 2017 primarily due to approximately $30 million of higher renewable energy sales primarily attributable to the commencement of commercial operations at two wind facilities in November and December of 2016, and approximately $5 million of higher Texas pipeline service revenues mainly due to higher reimbursable operating costs.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, future project acquisitions could impact future revenues.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, lease royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 11). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses increased approximately $35 million during the year ended December 31, 2017 primarily due to an increase of $24 million in IDR fees related to growth in NEP's distributions to its common unitholders, an increase of $7 million due to higher reimbursable operating costs related to the Texas pipelines, an increase of $5 million related to the commencement of commercial operations at two wind facilities in November and December of 2016 and increases in O&M expenses at various projects and corporate expenses related to growth in the portfolio. These increases were offset by the absence of approximately $8 million of accretion of the indemnity holdback related to the Texas pipelines (see Note 3).

O&M expenses related to the existing portfolio are expected to remain relatively stable from year to year. However, NEP's O&M expenses are likely to increase as NEP acquires new projects.

Depreciation and Amortization
Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on depreciable asset lives and consistent depreciation methodologies. For certain of the U.S. renewable energy projects, CITCs have been elected and are recorded as a reduction in property, plant and equipment - net on the consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense decreased approximately $9 million during the year ended December 31, 2017 primarily reflecting a decrease of approximately $21 million due to the change in estimated useful lives of certain equipment (see Note 7), partly offset by an increase of $13 million related to the commencement of commercial operations at two wind facilities in November and December of 2016.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. Interest expense increased approximately $47 million during the year ended December 31, 2017 primarily due to $32 million related to mark-to-market losses in 2017 and the absence of mark-to-market gains in 2016, as well as $19 million related to additional borrowings to fund project acquisitions.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs. The increase in benefits associated with differential membership interests - net of approximately $52 million during the year ended December 31, 2017 primarily relates to approximately $18 million due to increased wind resource and a higher PTC rate at the underlying projects, lower interest costs of $17 million associated with the ongoing paydown of the differential membership interest obligations and $16 million in benefits related to differential membership interests sold in December 2016. See Note 2 - Sale of Differential Membership Interests.

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

For the year ended December 31, 2017, NEP recorded income tax expense of approximately $167 million on income before income taxes of $276 million, resulting in an effective tax rate of approximately 61%. The income tax expense is primarily comprised of income tax expense of approximately $101 million related to tax reform (see Note 4), $97 million at the statutory rate of 35% and $6 million of state income taxes, partly offset by income tax benefit of $32 million of income tax attributable to noncontrolling interest.

For the year ended December 31, 2016, NEP recorded income tax expense of approximately $57 million on income before income taxes of $437 million, resulting in an effective tax rate of approximately 13%. The income tax expense is primarily comprised of income tax expense of approximately $153 million at the statutory rate of 35%, partly offset by income tax benefit of $74 million of income tax attributable to noncontrolling interest, $11 million related to the reorganization of Canadian assets, PTCs of $9 million and changes in valuation allowances of $6 million.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information.

2016 Compared to 2015

Operating Revenues

Operating revenues increased approximately $271 million during the year ended December 31, 2016 primarily due to $152 million of higher revenues related to the Texas pipelines acquired in October 2015, revenues of $81 million related to the commencement of commercial operations at four wind facilities in the fourth quarter of 2015 and stronger wind and solar resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $105 million for the year ended December 31, 2016 primarily due to an increase of $34 million in IDR fees related to growth in NEP's distributions to its common unitholders, an increase of $31 million due to an additional nine months of O&M expenses related to the Texas pipelines, an increase of $15 million related to the commencement of commercial operations at four wind facilities in the fourth quarter of 2015 and increases in O&M expenses at various projects and corporate expenses related to growth in the portfolio.

Depreciation and Amortization
Depreciation and amortization expense increased approximately $72 million during the year ended December 31, 2016 primarily reflecting $38 million related to the commencement of commercial operations at four wind facilities in the fourth quarter of 2015 and $27 million due to an additional nine months of depreciation and amortization related to the Texas pipelines.

Taxes Other than Income Taxes and Other
Taxes other than income taxes and other increased approximately $4 million during the year ended December 31, 2016 primarily reflecting $5 million due to an additional nine months of property taxes related to the Texas pipelines.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $35 million during the year ended December 31, 2016 primarily due to additional borrowings to fund project acquisitions and debt assumed in connection with the Texas pipelines acquisition in October 2015.

Benefits Associated with Differential Membership Interests - net
The increase in benefits associated with differential membership interests - net of approximately $43 million during the year ended December 31, 2016 primarily relates to lower interest costs of $22 million associated with the ongoing paydown of the differential membership interest obligations and increased wind resource at the underlying projects as well as $20 million in benefits related to differential membership interests sold in December 2015. See Note 2 - Sale of Differential Membership Interests.

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

Income Taxes

For the year ended December 31, 2016, NEP recorded income tax expense of approximately $57 million on income before income taxes of $437 million, resulting in an effective tax rate of approximately 13%. The income tax expense is primarily comprised of income tax expense of approximately $153 million at the statutory rate of 35%, partly offset by income tax benefit of approximately $74 million of income tax attributable to noncontrolling interest, $11 million related to the reorganization of Canadian assets, PTCs of $9 million and changes in valuation allowances of $6 million.

For the year ended December 31, 2015, NEP recorded income tax benefit of approximately $33 million on income before income taxes of $140 million, resulting in an effective tax rate of approximately 24%. The income tax expense is primarily comprised of income tax expense of approximately $49 million at the statutory rate of 35%, partly offset by income tax benefit of $13 million of income tax attributable to noncontrolling interest.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, maintenance capital expenditures, debt service payments and distributions to common and preferred unitholders. NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments. These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, cash on hand and cash generated from operations.

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

Liquidity Position

At December 31, 2017 and 2016, NEP's liquidity position was approximately $1,005 million and $487 million, respectively. The table below provides the components of NEP’s liquidity position:

	Years ended December 31,
	2017	2016
	(millions)
Cash and cash equivalents	$154	$150
Amounts due under the CSCS agreement	87	65
Revolving credit facilities	900	400
Less borrowings	(150)	(150)
Letter of credit facilities	107	119
Less letters of credit	(93)	(97)
Total(a)	$1,005	$487
____________________

(a)	Excludes current restricted cash of approximately $25 million and $33 million at December 31, 2017 and 2016, respectively. See Note 2 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

In 2014, NEP OpCo and its direct subsidiaries entered into a $250 million revolving credit facility. During 2017, this revolving credit facility ($750 million credit facility) was amended to, among other things, increase the revolving credit facility size to $750 million and extend the maturity date to October 2022. During 2017, one of NEP OpCo's direct subsidiaries borrowed $130 million under the $750 million credit facility and repaid all of the outstanding borrowings under this facility. For a discussion of the $750 million credit facility, see Note 9 - Debt.

In 2015, an indirect subsidiary of NEP entered into an amended and restated limited-recourse senior secured variable rate loan agreement (loan agreement), pursuant to which a revolving loan facility assumed as part of the Texas pipelines acquisition was amended to, among other things, convert a loan in the amount of approximately $200 million under the existing revolving loan facility into a term loan maturing in December 2020. Under the terms of the loan agreement, the lenders also have committed to provide up to an additional $150 million of revolving credit loans ($150 million credit facility) if certain conditions are satisfied, including, among other things, maintaining a leverage ratio at the time of any borrowing that does not exceed a specified ratio. At December 31, 2017, there was $150 million outstanding under the $150 million credit facility. See Note 9 - Debt.

Project Financings and Term Loans

NEP OpCo and most of the projects in the portfolio are subject to financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate and two projects accrue interest at a variable rate based upon the three-month Canadian Dealer Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the loan. In addition, under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. Under certain term loans, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants, including maintaining a leverage coverage ratio of less than 5.5:1.0 and an interest coverage ratio of at least 1.75:1.00 in order to make a distribution. At December 31, 2017, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

In March and April 2017, an indirect subsidiary of NEP entered into and borrowed $350 million under variable rate senior secured term loan agreements that were due to mature in 2018 and 2019. During September 2017, a subsidiary of NEP repaid these term loans and other previously outstanding term loans, collectively totaling $950 million.

Senior Notes

During September 2017, NEP issued $300 million in aggregate principal amount of convertible notes. Additionally, NEP OpCo issued $550 million in aggregate principal amount of 4.25% senior notes due 2024 and $550 million in aggregate principal amount of 4.50% senior notes due 2027. See Note 9 - Debt.

Equity Arrangements

During 2017, NEP issued an additional 14,000 common units and purchased 14,000 NEP OpCo common units. At December 31, 2017, NEP owned an approximately 34.9% limited partner interest in NEP OpCo.

In November 2017, NEP issued and sold the preferred units for total consideration of approximately $550 million. See Note 9 - Equity.

NEP established an at-the-market equity issuance program (ATM program) in 2015 pursuant to which NEP may issue, from time to time, up to $150 million of its common units which gives NEP the flexibility to issue new units when the price is acceptable. During the year ended December 31, 2017, NEP did not issue any common units under the ATM program. At December 31, 2017, NEP may issue up to approximately $109 million in additional common units under the ATM program.

Contractual Obligations

NEP's contractual obligations at December 31, 2017 were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Debt, including interest(a)	$292	$292	$641	$308	$825	$3,234	$5,592
Contractual obligations(b)	37	35	35	35	36	541	719
Revolving credit facilities fees	2	2	2	2	1	—	9
Asset retirement activities(c)	—	—	—	—	—	390	390
MSA and credit support(d)	8	8	8	8	8	90	130
Total	$339	$337	$686	$353	$870	$4,255	$6,840
____________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2017 rates.

(b)
Includes obligations related to estimated cash payments related to agreements for the right to use land upon which certain projects are located, differential membership interests and engineering, procurement and construction contracts.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 11.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2017 and 2016, NEP had capital expenditures of approximately $357 million and $1,014 million, respectively, primarily related to construction prior to the NEP acquisition date and excluding the purchase prices of acquired projects. NEP does not expect any significant capital expenditures for 2018 through 2022 other than costs that may occur as acquisition or expansion opportunities arise. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by the board. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter. Although, as described above, NEP currently expects that cash reserves would be established by the board solely to provide for the payment of any of NEP's income taxes, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any debt service requirements and future capital expenditures.

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

During 2017 and 2016, NEP distributed approximately $81 million and $55 million, respectively, to its common unitholders. In addition, NEP paid approximately $22 million in distributions to its common unitholders and $3 million in distributions to its preferred unitholders in February 2018.

Credit Ratings

Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings, a division of S&P Global Inc. (S&P) and Fitch Ratings, Inc. (Fitch) assigned initial credit ratings to NEP during the second quarter of 2017. NEP’s liquidity, ability to access credit and capital markets and cost of borrowings could be impacted by its credit ratings. At February 20, 2018, NEP's credit ratings were as follows:

	Moody's(a)	S&P(a)	Fitch(a)
NEP corporate credit rating(b)	Ba1	BB	BB+
_________________________

(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

Cash Flows

The following table reflects the changes in cash flows for the comparative periods:

	Years Ended December 31,
	2017	2016	2015
	(millions)
Net cash provided by operating activities	$413	$415	$288
Net cash used in investing activities	$(1,368)	$(1,716)	$(1,899)
Net cash provided by financing activities	$959	$1,302	$1,608

Net Cash Provided by Operating Activities

Changes in net cash provided by operating activities in 2017 compared to 2016 were primarily driven by an increase in IDR fees and the portion of the acquisition holdback payment reflected as cash flows provided by operating activities, offset by the commencement of commercial operations at two wind facilities in November and December of 2016 and the timing of revenue receipts. Changes in net cash provided by operating activities in 2016 compared to 2015 were primarily driven by the operating results of the Texas pipelines acquired in October 2015, the commencement of commercial operations at four wind facilities in the fourth quarter of 2015 and an increase in distributions received from the equity method investee.

Net Cash Used in Investing Activities

	Years Ended December 31,
	2017	2016	2015
	(millions)
Acquisition of membership interests in subsidiaries and equity method investee	$(1,074)	$(869)	$(1,882)
Capital expenditures	(349)	(861)	(201)
Proceeds from CITCs	77	13	2
Payments from (to) related parties under CSCS agreement - net	(22)	1	152
Distribution from equity method investee	—	—	30
Net cash used in investing activities	$(1,368)	$(1,716)	$(1,899)

Changes in net cash used in investing activities during 2017 were driven by lower capital expenditures related to construction activities and higher proceeds from CITCs, partly offset by more cash used for the acquisitions described in Note 3 and increased payments to related parties under the CSCS agreement. Changes in net cash used in investing activities during 2016 were driven by less cash used for the acquisitions described in Note 3, partly offset by increased capital expenditures related to construction activities, lower payments from related parties under the CSCS agreement and the absence of distributions from the equity method investee.

Net Cash Provided by Financing Activities

	Years Ended December 31,
	2017	2016	2015
	(millions)
Proceeds from issuance of common units – net	$—	$645	$343
Proceeds from issuance of preferred units – net	548	—	—
Issuances (retirements) of long-term debt – net	695	131	974
Partners/Members' contributions	316	831	180
Partners/Members' distributions	(307)	(682)	(1,122)
Proceeds related to differential membership interests - net	8	396	456
Payment of acquisition holdback	(186)	—	—
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	—	702
Change in amounts due to related party	(78)	4	(20)
Proceeds from (repayments of) short-term debt - net	—	(12)	112
Other	(37)	(11)	(17)
Net cash provided by financing activities	$959	$1,302	$1,608

Changes in net cash provided by financing activities in 2017 were primarily driven by the absence of proceeds from the issuance of common units, lower partners/members' contributions, less proceeds related to differential membership interests, the payment of the acquisition holdback related to Texas pipelines and the increased payments to related parties. This was partially offset by the issuance of preferred units and increased issuances of long-term debt. Changes in net cash provided by financing activities in 2016 were primarily driven by less issuances of long- and short-term debt, the absence of any sales of NEP OpCo common units to noncontrolling interest and less proceeds from differential membership interests, offset by increased proceeds from the sale of NEP common units and partners/members' contributions.

New Accounting Rules and Interpretations

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update related to the recognition of revenue from contracts with customers and required disclosures. See Note 2 - Revenue Recognition.

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 2 - Leases.

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. See Note 2 - Sale of Differential Membership Interests.

Business Combination: Clarifying the Definition of a Business - In January 2017, the FASB issued an accounting standards update that clarified the definition of a business. See Note 2 - Business Combinations.

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

Income Taxes

The U.S. Project Entities acquired from NEER presented in these financial statements were historically included in the consolidated federal income tax return of NEE. Income taxes as presented herein attribute current and deferred income taxes to the U.S. Project Entities acquired from NEER in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Accounting Standards Codification Topic (ASC) 740, Accounting for Income Taxes. Accordingly, with regard to periods prior to the NEP acquisition date, income taxes are calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired. The separate return method applies ASC 740 as if each group of renewable energy projects were a separate taxpayer. Accordingly, the sum of the amounts allocated to the U.S. Project Entities’ provisions may not equal the income taxes that would have resulted from a consolidated filing.

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

Goodwill and Other Intangible Assets

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2017 and determined, based on the results, that no goodwill impairment charge was required.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2017, approximately 6% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense as the remaining balance was either fixed rate debt or financially hedged. At December 31, 2017, the estimated fair value of NEP's long-term debt was approximately $4.5 billion and the carrying value of the long-term debt was $4.3 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $91 million at December 31, 2017.

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

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of losses in 2017, 2016 and 2015. NEP has certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 6.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item. 8  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NextEra Energy Partners, LP's (NEP) management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

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

The Board of Directors pursues its oversight responsibility for financial reporting and accounting through its Audit Committee. This Committee, which is comprised entirely of independent directors, meets regularly with management, the internal auditors and the independent auditors to make inquiries as to the manner in which the responsibilities of each are being discharged. The independent auditors and the internal audit staff have free access to the Committee without management's presence to discuss auditing, internal accounting control and financial reporting matters.

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2017.

NEP's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on NEP's consolidated financial statements and an opinion on NEP's internal control over financial reporting. Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions. These reports appear on the following pages.

JAMES L. ROBO	JOHN W. KETCHUM
James L. Robo Chairman of the Board and Chief Executive Officer NextEra Energy Partners, LP	John W. Ketchum Chief Financial Officer NextEra Energy Partners, LP

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer NextEra Energy Partners, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of NEP and our report dated February 20, 2018 expressed an unqualified opinion on those financial statements and included an emphasis of a matter regarding the basis of presentation of the consolidated financial statements related to the common control acquisitions.

Basis for Opinion

NEP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on NEP's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to NEP in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEP as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEP’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018 expressed an unqualified opinion on NEP’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of NEP’s management. Our responsibility is to express an opinion on NEP's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to NEP in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 2 to the consolidated financial statements, the acquisitions from NextEra Energy Resources, LLC were transfers of assets between entities under common control, which were required to be accounted for as if the transfers occurred since the inception of common control, with prior periods of the consolidated financial statements retrospectively adjusted to include the historical financial information of the acquisitions prior to their respective acquisition dates.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 20, 2018

We have served as NEP's auditor since 2014.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)

	Years Ended December 31,
	2017	2016(a)	2015(a)
OPERATING REVENUES
Renewable energy sales	$613	$583	$464
Texas pipelines service revenue	194	189	37
Total operating revenues(b)	807	772	501
OPERATING EXPENSES
Operations and maintenance(c)	253	218	113
Depreciation and amortization	226	235	163
Taxes other than income taxes and other	21	20	16
Total operating expenses	500	473	292
OPERATING INCOME	307	299	209
OTHER INCOME (DEDUCTIONS)
Interest expense	(199)	(152)	(117)
Benefits associated with differential membership interests - net	119	67	24
Equity in earnings of equity method investee	40	40	36
Equity in earnings (losses) of non-economic ownership interests	11	(4)	(2)
Revaluation of contingent consideration	—	189	—
Other - net	(2)	(2)	(10)
Total other income (deductions) - net	(31)	138	(69)
INCOME BEFORE INCOME TAXES	276	437	140
INCOME TAXES	167	57	33
NET INCOME	109	380	107
Less net income attributable to preferred distributions	3	—	—
Less net income attributable to noncontrolling interest(d)	171	298	97
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(65)	$82	$10

Weighted average number of common units outstanding - basic and assuming dilution	54.2	43.8	22.8
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic and assuming dilution	$(1.20)	$1.88	$0.46
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

(b)	Includes related party revenues of approximately $9 million, $13 million and $5 million for 2017, 2016 and 2015, respectively.

(c)
Includes operations and maintenance (O&M) expenses related to renewable energy projects of $132 million, $120 million and $91 million and O&M expenses related to the Texas pipelines of $44 million, $45 million and $8 million for 2017, 2016 and 2015, respectively. Total O&M expenses presented includes related party amounts of approximately $88 million, $64 million and $20 million for 2017, 2016 and 2015, respectively.

(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2017	2016(a)	2015(a)
NET INCOME	$109	$380	$107
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $0, $0 and $3 tax benefit, respectively)	—	—	(12)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $2, $1 and $1 tax expense, respectively)	5	7	5
Net unrealized gains (losses) on foreign currency translation (net of $1 tax expense, $1 tax expense and $2 tax benefit, respectively)	7	3	(42)
Other comprehensive income related to equity method investee (net of $1 tax benefit, $1 tax expense and $0 tax expense, respectively)	5	3	—
Total other comprehensive income (loss), net of tax	17	13	(49)
COMPREHENSIVE INCOME	126	393	58
Less comprehensive income attributable to preferred distributions	3	—	—
Less comprehensive income attributable to noncontrolling interest(b)	184	308	51
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(61)	$85	$7
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

(b)	Comprehensive income attributable to noncontrolling interest includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2017	2016(a)
ASSETS
Current assets:
Cash and cash equivalents	$154	$150
Accounts receivable	85	87
Due from related parties	88	67
Restricted cash	25	33
Other current assets	46	30
Total current assets	398	367
Non-current assets:
Property, plant and equipment - net	6,197	6,298
Deferred income taxes	181	286
Investment in equity method investee	218	298
Investments in non-economic ownership interests	11	12
Intangible assets - customer relationships	661	678
Goodwill	628	628
Other non-current assets	101	94
Total non-current assets	7,997	8,294
TOTAL ASSETS	$8,395	$8,661
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26	$331
Due to related parties	45	127
Current maturities of long-term debt	99	78
Acquisition holdbacks	—	199
Accrued interest	39	25
Derivatives	11	18
Other current liabilities	56	40
Total current liabilities	276	818
Non-current liabilities:
Long-term debt	4,218	3,508
Deferral related to differential membership interests	1,442	1,553
Deferred income taxes	63	47
Asset retirement obligation	81	78
Non-current due to related party	21	22
Other non-current liabilities	86	69
Total non-current liabilities	5,911	5,277
TOTAL LIABILITIES	6,187	6,095
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (54.3 and 54.2 units issued and outstanding, respectively)	1,639	1,746
Preferred units (14.0 and 0 units issued and outstanding, respectively)	548	—
Accumulated other comprehensive income (loss)	1	(3)
Noncontrolling interest	20	823
TOTAL EQUITY	2,208	2,566
TOTAL LIABILITIES AND EQUITY	$8,395	$8,661
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2017	2016(a)	2015(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109	$380	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	235	163
Change in value of derivative contracts	11	(27)	(10)
Deferred income taxes	162	56	24
Benefits associated with differential membership interests - net	(119)	(67)	(24)
Equity in earnings of equity method investee, net of distributions received	7	10	(6)
Equity in earnings of non-economic ownership interests	(11)	4	2
Change in the fair value of contingent consideration for pipeline acquisition	—	(189)	—
Other - net	11	22	14
Changes in operating assets and liabilities:
Accounts receivable	1	(14)	(7)
Other current assets	(7)	(3)	14
Other non-current assets	(5)	(2)	—
Accounts payable and accrued expenses	6	3	—
Due to related parties	1	(2)	3
Other current liabilities	28	4	5
Payment of acquisition holdback	(14)	—	—
Other non-current liabilities	7	5	3
Net cash provided by operating activities	413	415	288
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries and equity method investee	(1,074)	(869)	(1,882)
Capital expenditures	(349)	(861)	(201)
Proceeds from CITCs	77	13	2
Payments from (to) related parties under CSCS agreement - net	(22)	1	152
Distribution from equity method investee	—	—	30
Net cash used in investing activities	(1,368)	(1,716)	(1,899)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	—	645	343
Proceeds from issuance of preferred units - net	548	—	—
Issuances of long-term debt	1,880	771	1,369
Retirements of long-term debt	(1,185)	(640)	(395)
Deferred financing costs	(24)	(11)	(17)
Capped call transaction including fees	(13)	—	—
Partners/Members' contributions	316	831	180
Partners/Members' distributions	(307)	(682)	(1,122)
Proceeds from differential membership investors	33	416	463
Payments to differential membership investors	(25)	(20)	(7)
Proceeds from short-term debt	—	—	425
Repayments of short-term debt	—	(12)	(313)
Change in amounts due to related parties	(78)	4	(20)
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	—	702
Payment of acquisition holdback	(186)	—	—
Net cash provided by financing activities	959	1,302	1,608
Effect of exchange rate changes on cash	3	4	(7)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7	5	(10)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF YEAR	191	186	196
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF YEAR	$198	$191	$186
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$163	$170	$110
Members’ noncash contributions for construction costs and other	$13	$225	$526
Change in noncash investments in equity method investees - net	$7	$108	$(5)
Repayments of short-term debt via deferral related to differential membership interest	$—	$100	$—
Partners/Members' noncash distributions	$—	$33	$42
Assumption of debt and acquisition holdbacks in connection with Texas pipelines acquisition	$—	$—	$1,078
Asset retirement obligation additions	$3	$26	$12
Accrued but not paid for capital and other expenditures	$2	$314	$811
Noncash member contribution upon transition from predecessor method	$3	$19	$3
Change in goodwill related to change in purchase accounting valuation	$—	$6	$—
Accrued preferred distributions	$3	$—	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation and Restricted Cash.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Preferred Units		Common Units
	Units	Amount	Units	Amount		Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest(a)		Total Equity(a)
Balances, December 31, 2014	—	$—	18.7	$551		$(3)	$1,672		$2,220
Limited partners/related party contribution and transition	—	—	—	51	(b)	—	3	(c)	54
Issuance of common units - net	—	—	11.9	343		—	—		343
Acquisition of membership interests in subsidiaries	—	—	—	—		—	(949)		(949)
Acquisition of noncontrolling interest	—	—	—	—		—	69		69
Related party note receivable	—	—	—	—		—	(28)		(28)
Net income(d)	—	—	—	10		—	97		107
Other comprehensive loss	—	—	—	—		(3)	(46)		(49)
Proceeds from issuance of NEP OpCo common units to noncontrolling interest	—	—	—	—		—	702		702
Related party contributions	—	—	—	—		—	706		706
Related party distributions	—	—	—	—		—	(1,117)		(1,117)
Changes in non-economic ownership interests and equity method investees	—	—	—	—		—	5		5
Distributions to unitholders(e)	—	—	—	(20)		—	—		(20)
Balances, December 31, 2015	—	—	30.6	935		(6)	1,114		2,043
Limited partners/related party contribution and transition	—	—	—	139	(b)	—	(19)	(c)	120
Issuance of common units - net	—	—	23.6	645		—	—		645
Acquisition of membership interests in subsidiaries and equity method investee	—	—	—	—		—	(869)		(869)
Related party note receivable	—	—	—	—		—	(19)		(19)
Net income(d)	—	—	—	82		—	298		380
Other comprehensive income	—	—	—	—		3	10		13
Related party contributions	—	—	—	—		—	1,052		1,052
Related party distributions	—	—	—	—		—	(634)		(634)
Changes in non-economic ownership interests and equity method investees	—	—	—	—		—	(110)		(110)
Distributions to unitholders(e)	—	—	—	(55)		—	—		(55)
Balances, December 31, 2016	—	—	54.2	1,746		(3)	823		2,566
Limited partners/related party contribution and transition	—	—	—	51	(b)	—	(3)	(c)	48
Issuance of common units - net	—	—	0.1	1		—	—		1
Acquisition of membership interests in subsidiaries and equity method investee	—	—	—	—		—	(1,074)		(1,074)
Issuance of preferred units - net	14	548	—	—		—	—		548
Capped call transaction	—	—	—	(13)		—	—		(13)
Related party note receivable	—	—	—	—		—	7		7
Net income(d)	—	3	—	(65)		—	171		109
Other comprehensive income	—	—	—	—		4	13		17
Related party contributions	—	—	—	—		—	321		321
Related party distributions	—	—	—	—		—	(226)		(226)
Changes in non-economic ownership interests and equity method investee	—	—	—	—		—	(12)		(12)
Distributions to unitholders(e)	—	(3)	—	(81)		—	—		(84)
Balances, December 31, 2017	14	$548	54.3	$1,639		$1	$20		$2,208
______________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 2 - Basis of Presentation.
(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and/or acquisition of subsidiary membership interests.
(c)	Related party noncash contributions, net, upon transition from predecessor accounting method.
(d)	Net income attributable to noncontrolling interest includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.
(e)
Distributions per common unit were $1.49, $1.2975, and $0.905 for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, approximately $3 million of preferred unit distributions were accrued and are payable in February 2018.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

1. Organization and Nature of Business

NextEra Energy Partners, LP (NEP) was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly owned subsidiary of NextEra Energy, Inc. (NEE), a Florida corporation. NEP was formed to be a growth-oriented limited partnership that would acquire, manage and own contracted clean energy projects with stable long-term cash flows.

On July 1, 2014, NEP completed its initial public offering (IPO). NEP used the proceeds from the IPO to purchase common units of NextEra Energy Operating Partners, LP (NEP OpCo) from NextEra Energy Equity Partners, LP (NEE Equity), a limited partnership formed under the laws of the State of Delaware and an indirect wholly owned subsidiary of NEE, and to purchase NEP OpCo common units from NEP OpCo.

NEP OpCo is a limited partnership with a general partner and limited partners. NEP consolidates the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2017, NEP owned an approximately 34.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.1% limited partner interest in NEP OpCo.

In connection with the IPO, NEP acquired a portfolio of clean, contracted renewable energy assets which included approximately 989 megawatts (MW) of wind and solar energy generating facilities located in the United States (U.S.) and Canada. Subsequent to the IPO, NEP expanded its portfolio through the acquisition of additional interests in wind and solar generating facilities from NextEra Energy Resources, LLC (NEER) and, in 2015, the acquisition of seven natural gas pipeline assets (Texas pipelines) from a third party. See Note 3.

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

Revenue Recognition - Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements, Feed-in-Tariff (FIT) agreements and Renewable Energy Standard Offer Program (RESOP) agreements (collectively, PPAs) and natural gas transportation agreements. Certain PPAs are accounted for as operating leases. GAAP requires minimum lease payments to be recognized over the term of the lease and contingent rents to be recorded when the achievement of the contingency becomes probable. None of the operating leases have minimum lease payments, so revenue from these contracts is recognized as energy and any related renewable energy attributes are delivered. Contingent rental revenues from these contracts were approximately $476 million, $457 million and $396 million in 2017, 2016 and 2015, respectively.

Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs, or natural gas transportation services are performed.

In 2017, 2016 and 2015 approximately $275 million, $265 million and $154 million, respectively, of NEP's consolidated revenues were attributable to foreign countries, primarily related to its Canadian operations and its contract with a Mexican counterparty.

Effective January 1, 2018, NEP adopted an accounting standards update that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts (new revenue standard). NEP adopted the new revenue standard using the modified retrospective approach. NEP's operating revenues are derived primarily from the sale of energy and performance of natural gas transportation services. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or as natural gas transportation services are performed.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Revenue recognition under the new revenue standard for NEP is substantially consistent with prior practice and as a result, NEP did not record any cumulative effect of adopting the new revenue standard on January 1, 2018.

Income Taxes - For periods prior to the date a project is acquired by NEP (NEP acquisition date), income taxes are calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired. As a result of the governance changes discussed in Note 3, beginning in January 2018, acquisitions from NEER will no longer be treated as common control acquisitions, which will result in NEP no longer including predecessor method taxes in NEP's financial statements.

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

Noncontrolling Interest - At December 31, 2017 and 2016, NEP's limited partner interest in NEP OpCo's common units was approximately 34.9% and 34.8%, respectively. Distributions to the noncontrolling interest are reflected as Partners/Members' distributions in the consolidated statements of cash flows. In addition, as part of the acquisition of the Texas pipelines, a subsidiary of NEP acquired a 90% controlling interest in one of the pipelines and a non-affiliated party owns the remaining 10% interest. See Note 3.

Equity - Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. NextEra Energy Partners GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2017 and 2016.

Limited partners' equity at December 31, 2017 and 2016 reflects the investment of NEP unitholders, changes to net income attributable to NEP, distributions of available cash to unitholders and other contributions from or distributions to NEP unitholders. Accumulated other comprehensive income (loss) at December 31, 2017 and 2016 reflects comprehensive income attributable to NEP.

Noncontrolling interest at December 31, 2017 and 2016 reflects the equity attributable to NEE based on the initial contribution as part of the IPO, the net income and other comprehensive income attributable to noncontrolling interest subsequent to the IPO and contributions to or distributions from noncontrolling interest.

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

Property, plant and equipment - net on the consolidated balance sheets includes construction work in progress which reflects construction materials, other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. There was no interest capitalized in 2017. Interest capitalized for the years ended 2016 and 2015 was approximately $7 million and $9 million, respectively. Upon commencement of plant or pipeline operations, costs associated with construction work in progress are transferred to the appropriate category in property, plant and equipment - net.

Convertible investment tax credits (CITCs) of approximately $707 million and $709 million at December 31, 2017 and 2016, respectively, are recorded as a reduction in property, plant and equipment - net on the consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total net long-lived assets, including construction work in progress, held by operations located in Canada amounted to approximately $912 million and $881 million at December 31, 2017 and 2016, respectively.

Cash and Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on the consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2017 and 2016.

Restricted Cash - In the fourth quarter of 2017, NEP early adopted an accounting standards update which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. NEP adopted the standards update retrospectively, which adoption did not have a material impact to the consolidated statements of cash flows.

Current restricted cash on NEP's consolidated balance sheets and approximately $19 million and $8 million of other non-current assets on NEP's consolidated balance sheets at December 31, 2017 and 2016, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk - Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. NEP has a limited number of counterparties, the majority of which are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. However, management does not believe significant credit risk exists at December 31, 2017, because of the creditworthiness of the counterparties. Substantially all amounts due from such counterparties at December 31, 2017 have been collected.

During 2017, NEP derived approximately 17%, 16% and 14% of its consolidated revenue from its contracts with Pacific Gas and Electric Company, Mex Gas Supply S.L. and the Independent Electricity System Operator (IESO), respectively.

Inventories - Spare parts inventories are carried at the lower of weighted-average cost and net realizable value and are included in other current assets on NEP’s consolidated balance sheets. Spare parts inventories were approximately $21 million and $18 million at December 31, 2017 and 2016, respectively.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets - Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2017 and 2016, no impairment adjustments were necessary.

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

Effective January 1, 2018, NEP adopted an accounting standards update that clarified the definition of a business. The revised guidance affects the evaluation of whether a transaction should be accounted for as an acquisition or disposition of an asset or a business. NEP adopted this guidance on a prospective basis effective January 1, 2018.

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

Intangible Asset - Customer Relationships - At December 31, 2017 and 2016, NEP's consolidated balance sheets reflect intangible asset - customer relationships related to the acquisition of NET Holdings Management, LLC discussed in Note 3. Intangible asset

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

- customer relationships are amortized on a straight-line basis over the estimated useful life of approximately 40 years. For the years ended December 31, 2017 and 2016, amortization expense was approximately $17 million and $18 million, respectively, and is expected to be approximately $17 million in each of the next five years.

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

Long-term Debt Costs - NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other non-current liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $24 million and $11 million of debt issuance costs during the years ended December 31, 2017 and 2016, respectively. The amortization of debt issuance costs totaled approximately $11 million, $9 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in interest expense in NEP’s consolidated statements of income. See Note 9 - Debt.

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

NEP recorded accretion expense of approximately $4 million, $4 million and $2 million in 2017, 2016 and 2015, respectively. Additional AROs were established amounting to approximately $20 million in 2016 primarily reflecting the effect of revised cost estimates for decommissioning certain of NEP's renewable energy sites.

Investments in Unconsolidated Entities - NEP accounts for the investments in its unconsolidated entities under the equity method. NEP’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings (losses) of non-economic ownership interests and equity in earnings of equity method investee in the consolidated statements of income. NEP records losses of the unconsolidated entities only to the extent of its investment. All equity in earnings (losses) of the non-economic ownership interests is allocated to net income attributable to noncontrolling interest. See Note 3 and Note 8.

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold differential membership interests in ten wind projects to third-party tax equity investors. The holders of the differential membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for ten years. The tax equity investors will also make ongoing deferred contingent capital contributions based on the production and sale of electricity that generates production tax credits under Section 45 of the Internal Revenue Code of 1986, as amended. The proceeds received were deferred and recorded as a liability in deferral related to differential membership interests on NEP's consolidated balance sheets. At December 31, 2017 and 2016, this liability includes approximately $8 million and $12 million of deferred financing costs, net of accumulated amortization, respectively. The deferred amount was being recognized in benefits associated with differential membership interests - net in NEP's consolidated statements of income as the tax equity investors received their portion of the economic attributes. NEP operates and manages the ten wind projects, and consolidates the entities that directly and indirectly own the ten wind projects.

Effective January 1, 2018, NEP adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets using the modified retrospective approach. This standards update affects the accounting and related financial statement

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presentation for the sales of differential membership interests to third-party investors. The cumulative effect of adopting the standards update is not expected to be material. The liability reflected as deferral related to differential membership interests on NEP's consolidated balance sheets at December 31, 2017 will be reflected as noncontrolling interest. In future periods, as the tax equity investors receive their portion of the economic attributes, NEP will record a reduction to net income attributable to noncontrolling interest.

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

Leases - In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments, and a right-of-use asset for all leases (with the exception of short-term leases).This standards update also requires new qualitative and quantitative disclosures for both lessees and lessors. This standards update will be effective for NEP beginning January 1, 2019. Early adoption is permitted. NEP is currently reviewing its portfolio of contracts and evaluating the proper application of the standards update to these contracts in order to determine the impact the adoption will have on its consolidated financial statements. Additionally, NEP is implementing a number of system enhancements to facilitate the identification, tracking and reporting of leases based upon the requirements of this standards update. NEP anticipates adopting this standards update on January 1, 2019.

3. Acquisitions

In January 2015, a subsidiary of NEP completed the acquisition from NEER of Palo Duro Wind Project Holdings, LLC, which indirectly owns an approximately 250 MW wind energy generating facility, Palo Duro, located in Texas, for approximately $228 million plus the assumption of approximately $248 million in liabilities related to differential membership interests. Palo Duro commenced commercial operations in December 2014.

In February 2015, a subsidiary of NEP completed the acquisition from NEER of the development rights and facilities under construction of Shafter Holdings, LLC, which indirectly owns a 20 MW solar generating facility, Shafter, located in California, for approximately $64 million. Shafter commenced commercial operations in May 2015.

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

In October 2015, a subsidiary of NEP completed the acquisition from NEER of Jericho Wind BC Holdings, ULC, which indirectly owns a 149 MW wind generating facility, Jericho, located in Ontario, Canada, for approximately $229 million, plus the assumption of approximately CAD $392 million in existing debt. As part of this acquisition and included in the cash consideration, a subsidiary of NEP acquired an approximately CAD $43 million receivable from a subsidiary of NEER (Jericho related party note receivable) relating to operational performance issues at this facility. The Jericho related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum and matures in September 2035. In December 2015, the related receivable agreement was amended such that the principal payments are now payable annually in December, accompanied by the next twelve months' interest. During the years ended December 31, 2017, 2016 and 2015, NEP received payments of approximately CAD $7 million, CAD $4 million and CAD $5 million, respectively. The Jericho related party note receivable, interest and related payments are reflected in noncontrolling interest on the consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, a subsidiary of NEP completed the acquisition from NEER of Seiling Wind Investments, LLC, which indirectly owns two wind generation facilities, Seiling I and Seiling II, with a combined generating capacity of approximately 299 MW, located in Oklahoma, for approximately $323 million, plus working capital of $3 million and the assumption of $257 million in existing liabilities related to differential membership interests. As part of this acquisition and included in the cash consideration, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at this facility. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. During each of the years ended December 31, 2017 and 2016, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interest on the consolidated financial statements.

In July 2016, a subsidiary of NEP completed the acquisition from NEER of Bayhawk Wind Holdings, LLC for approximately $312 million, plus working capital of $6 million and the assumption of $253 million in existing liabilities related to differential membership interests. Bayhawk Wind Holdings, LLC indirectly owns two wind generation facilities that commenced commercial operations in December 2015, Cedar Bluff Wind and Golden Hills Wind, with a combined generating capacity of approximately 285 MW, located in Kansas and California, respectively.

In October 2016, a subsidiary of NEP completed the acquisition from NEER of an indirect 24% interest in Desert Sunlight Investment Holdings, LLC (Desert Sunlight) for $218 million, plus an adjustment of approximately $10 million related to working capital (including post-closing adjustments). Desert Sunlight owns two project entities, which together make up the Desert Sunlight Solar Energy Center, a 550 MW solar generation plant located in California. NEER retained an interest in Desert Sunlight and will remain the managing member.

In May 2017, an indirect subsidiary of NEP completed the acquisition from NEER of Golden West Wind Holdings, LLC for approximately $238 million, plus working capital of $4 million and the assumption of $184 million in existing liabilities related to differential membership interests. Golden West Wind Holdings, LLC indirectly owns an approximately 249 MW wind generation facility located in Colorado.

In November 2017, a subsidiary of NEP completed the acquisition from NEER of (1) Javelina Wind Funding, LLC, which indirectly owns an approximately 250 MW wind generation facility located in Texas; (2) Nokota Wind Holdings, LLC, which indirectly owns two wind generation facilities with a combined generating capacity of 299 MW located in North Dakota; and (3) an additional indirect approximately 26% interest in Desert Sunlight, for approximately $812 million, plus working capital of $20 million and the assumption of $459 million in existing liabilities related to differential membership interests.

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

In August 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, beginning in January 2018, acquisitions from NEER will no longer be treated as common control acquisitions.

In October 2015, a subsidiary of NEP acquired 100% of the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. One of the acquired pipelines is subject to a 10% noncontrolling interest. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $706 million in existing debt of the Texas pipeline business and its subsidiaries at closing and excluded post-closing working capital adjustments of approximately $2 million. The purchase price was subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017 (indemnity holdback). NEP incurred approximately $13 million in acquisition-related costs during the year ended December 31, 2015 which are reflected in other - net in the consolidated statements of income.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition consists largely of growth opportunities from the Texas pipeline business. Approximately $380 million of the goodwill is expected to be deductible for income tax purposes over a 15-year period.

The contingent holdback discussed above was payable if the Texas pipelines entered into one or more written contracts by December 31, 2016 related to the financial performance and capital expenditure thresholds discussed above. A liability of approximately $186 million was recognized as of the acquisition date for each of the contingent holdback and the indemnity holdback, reflecting the fair value of the expected future payments. See Note 5 - Contingent Consideration for a discussion of the change in estimated fair value of the contingent holdback during 2016. Subsequent to the acquisition, the present value of the indemnity holdback increased to approximately $199 million at December 31, 2016 and was reflected as acquisition holdbacks on the consolidated balance sheets. During 2017, the indemnity holdback was released under the terms of the Texas pipelines acquisition agreement and approximately $200 million was paid to the sellers.

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

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the acquisition of the Texas pipeline business been completed on January 1, 2014 are as follows:

Year Ended December 31, 2015
(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$572
Pro forma operating income	$251
Pro forma net income	$94
Pro forma net income (loss) attributable to NEP	$9

The unaudited pro forma consolidated results of operations include adjustments to:

•	reflect the historical results of the Texas pipeline business beginning on January 1, 2014, excluding certain operations which were not acquired by NEP;

•	reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - customer relationships;

•	reflect additional interest expense related to financing transactions to fund the acquisition; and

•	reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the consolidated operations.

4. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (tax reform) was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEP performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEP's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEP’s net deferred income tax assets by approximately $101 million, which decreased NEP’s 2017 net income and net income attributable to NEP. While NEP believes that the provisional tax reform adjustment is a reasonable estimate of the effects on its existing deferred taxes, additional analysis and detailed reviews are still being performed to finalize the accounting for the remeasurement of deferred tax assets and liabilities as a result of the enactment of tax reform.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income before income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	(millions)
U.S.	$209	$395	$92
Foreign	67	42	48
Income before income taxes	$276	$437	$140

The components of income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
	(millions)
Federal:
Current	$—	$—	$4
Deferred	143	51	19
Total federal	143	51	23
State:
Current	—	—	—
Deferred	8	11	1
Total state	8	11	1
Foreign:
Current	5	1	5
Deferred	11	(6)	4
Total foreign	16	(5)	9
Total income tax expense	$167	$57	$33

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2017	2016	2015
	(millions)
Income tax expense at 35% statutory rate	$97	$153	$49
Increases (reductions) resulting from:
Taxes attributable to U.S. noncontrolling interest	(32)	(74)	(13)
State income taxes, net of federal tax benefit	6	7	1
Tax credits	(1)	(9)	(7)
Valuation allowance	(1)	(6)	9
Effect of flow through entities and foreign tax differential	(7)	(6)	(4)
U.S. taxes on foreign earnings	7	4	2
Impact of tax reform	101	—	—
Withholding taxes, net of U.S. federal tax	—	(2)	(3)
Effect of Canadian tax restructuring, net of U.S. federal tax	—	(11)	—
Other	(3)	1	(1)
Income tax expense	$167	$57	$33

The effective tax rate was approximately 61%, 13% and 24% for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. NEP believes that it is more likely than not that the deferred tax assets at December 31, 2017 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2017	2016
	(millions)
Deferred tax liabilities:
Property	$(70)	$(51)
Investment in partnership	(7)	(120)
Other	(4)	(3)
Total deferred tax liabilities	(81)	(174)
Deferred tax asset:
Net operating loss	184	321
Investment in partnership	—	68
Tax credit carryforwards	8	17
Other	8	8
Valuation allowance	(1)	(1)
Total deferred tax asset	199	413
Net deferred tax asset	$118	$239

Deferred tax assets and liabilities included on the consolidated balance sheets are as follows:

	December 31,
	2017	2016
	(millions)
Deferred income taxes - assets	$181	$286
Deferred income taxes - liabilities	(63)	(47)
Net deferred income taxes	$118	$239

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2017 are as follows:

	Amount	Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$157	2034 - 2037
State	27	2024 - 2037
Total net operating loss carryforwards	$184
Tax credit carryforwards	$8	2019 - 2037

During 2014, NEP recorded a liability related to an unrecognized tax benefit of prior year tax positions of approximately $4 million. Due to foreign currency translation, such liability was approximately $3 million at December 31, 2017. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $3 million. The open tax years in all jurisdictions are 2012 through 2016.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$61	$—	$61	$66	$—	$66
Restricted cash equivalents	31	—	31	29	—	29
Foreign currency contracts	—	—	—	—	1	1
Interest rate contracts	—	15	15	—	15	15
Total assets	$92	$15	$107	$95	$16	$111
Liabilities:
Foreign currency contracts	$—	$3	$3	$—	$—	$—
Interest rate contracts	—	44	44	—	44	44
Total liabilities	$—	$47	$47	$—	$44	$44

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,317	$4,456	$3,586	$3,680
____________________

(a)
At December 31, 2017 and 2016, approximately $3,552 million and $2,808 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

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

6. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. In January 2016, NEP discontinued hedge accounting related to interest rate contracts and, therefore, all changes in the derivatives' fair value are recognized in interest expense in NEP's consolidated statements of income. In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At December 31, 2017 and 2016, the combined notional amounts of the interest rate contracts were approximately $3,609 million and $2,119 million, respectively.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, NEP's AOCI included amounts related to discontinued cash flow hedges which have expiration dates through 2033. Approximately $6 million of net losses included in AOCI at December 31, 2017, is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

During 2017 and 2016, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. At December 31, 2017 and 2016, the notional amount of the foreign currency contracts was approximately $62 million and $46 million, respectively. During 2017, 2016 and 2015, NEP recorded approximately $4 million and $1 million of losses and $3 million of gains, respectively, related to the foreign currency contracts in other - net in the consolidated statements of income.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2017 and 2016, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the consolidated balance sheets.

	December 31, 2017
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$18	$47
Foreign currency contracts	—	3	—	3
Total fair values	$15	$47	$18	$50

Net fair value by balance sheet line item:
Other current assets			$10
Other non-current assets			8
Current derivative liabilities				$11
Other non-current liabilities				39
Total derivatives			$18	$50

	December 31, 2016
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$17	$46
Foreign currency contracts	1	—	1	—
Total fair values	$16	$44	$18	$46

Net fair value by balance sheet line item:
Other current assets			$1
Other non-current assets			17
Current derivative liabilities				$18
Other non-current liabilities				28
Total derivatives			$18	$46

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2017	2016	2015
	(millions)
Interest rate contracts:
Losses recognized in other comprehensive income	$—	$—	$(15)
Losses reclassified from AOCI to interest expense	$(7)	$(8)	$(6)
Gains (losses) recognized in interest expense	$(14)	$14	$8

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2017, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $17 million.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2017	2016	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$5,712	$5,643	5 - 35
Pipeline assets, including temporary rights-of-way	807	771	50
Land improvements and buildings	262	244	25 - 35
Land, including perpetual rights-of-way	60	71
Construction work in progress	7	7
Other depreciable assets	280	282	3 - 35
Property, plant and equipment, gross	7,128	7,018
Accumulated depreciation	(931)	(720)
Property, plant and equipment - net	$6,197	$6,298
___________________________

(a)	Approximately 82% of power generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

NEP reviews the estimated useful lives of its fixed assets on an ongoing basis. In 2017, this review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEP changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEP by approximately $6 million and basic and diluted earnings per unit attributable to NEP by approximately $0.10 for the year ended December 31, 2017.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $204 million, $213 million and $157 million, respectively. A number of NEP's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $5 billion at December 31, 2017.

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

As a result of the standards update, NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2017, NEP owned an approximately 34.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.1% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, at December 31, 2017, NEP OpCo consolidated seven VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate ten wind electric generation facilities. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of these wind electric generation facilities, including certain tax attributes. The assets and liabilities of the VIEs, consisting primarily of property, plant and equipment - net and deferral related to differential membership interests, totaled approximately $2,840 million and $1,515 million at December 31, 2017, respectively, and $2,924 million and $1,938 million at December 31, 2016, respectively.

At December 31, 2017 and 2016, the approximately 50% indirect interest in Desert Sunlight described in Note 3 is reflected as investment in equity method investee on the consolidated balance sheets. NEP is not the primary beneficiary and therefore does not consolidate this entity because it does not control any of the ongoing activities of this entity, was not involved in the initial design of this entity and does not have a controlling interest in this entity.

Summarized information for this equity method investee is as follows:

	2017	2016
	(millions)
Current assets	$135	$291
Noncurrent assets	$1,349	$1,392
Current liabilities	$64	$64
Noncurrent liabilities	$1,003	$1,043
Revenues	$207	$211
Operating income	$127	$129
Net income	$80	$80

NEP's share of underlying equity in the equity method investee	$208	$288
Difference between investment carrying amount and underlying equity in net assets(a)	10	10
NEP's investment carrying amount	$218	$298
________________________

(a)	Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

At December 31, 2017 and 2016, the non-economic ownership interests described in Note 3 are reflected as investments in non-economic ownership interests on the consolidated balance sheets and are attributable to noncontrolling interest. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interest. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Capitalization

Debt - NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of principal and interest. The carrying value of NEP’s long-term debt consists of the following:

		December 31,
		2017		2016
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP:
Senior unsecured convertible notes - fixed(a)	2020	$300	1.50%	$—
NEP OpCo:
Senior unsecured notes - fixed(b)	2024 - 2027	1,100	4.38%	$—
Term loans - variable(c)(d)	2018 - 2019	—		600	2.87%
Project level:
Senior secured limited-recourse debt - fixed	2030 - 2038	1,355	5.33%	1,364	5.34%
Senior secured limited-recourse debt - variable(c)(d)	2019 - 2033	648	3.20%	695	2.60%
Bank loan(c)(d)	2020	200	3.52%	200	2.66%
Limited-recourse revolving credit facility - variable(c)(e)	2020	150	3.72%	150	2.73%
Non-recourse notes payable - fixed	2028	22	6.30%	24	6.30%
Limited-recourse term loan - variable(c)(d)	2022	604	3.82%	604	2.97%
Unamortized debt issuance costs		(64)		(53)
Unamortized discount		2		2
Total long-term debt		4,317		3,586
Less current maturities of long-term debt		99		78
Long-term debt, excluding current maturities		$4,218		$3,508
________________________

(a)	See additional discussion of the convertible notes below.

(b)	Represents $550 million in aggregate principal amount of 4.25% senior unsecured notes due 2024 and $550 million in aggregate principal amount of 4.50% senior unsecured notes due 2027.

(c)	Variable rate is based on an underlying index plus a margin.

(d)	Interest rate contracts, primarily swaps, have been entered into for a majority of these debt issuances. See Note 6.

(e)
The limited-recourse revolving credit facility provides up to $150 million of revolving credit loans if certain conditions are satisfied, including, among other things, meeting a leverage ratio at the time of any borrowing that does not exceed a specified ratio.

Minimum annual maturities of long-term debt are approximately $99 million, $102 million, $457 million, $147 million and $684 million for 2018, 2019, 2020, 2021 and 2022, respectively.

NEP OpCo and its direct subsidiaries (loan parties) are parties to a variable rate, senior secured revolving credit facility (NEP OpCo credit facility). At December 31, 2017, the NEP OpCo credit facility provided up to $750 million of revolving credit loans and included borrowing capacity for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $1.5 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). At December 31, 2017 and 2016, there were no amounts outstanding under the NEP OpCo credit facility.

The long-term debt agreements listed above contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents including financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum interest coverage ratio. Additionally, under the NEP OpCo credit facility, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the NEP OpCo credit facility and the NEP OpCo senior unsecured notes are guaranteed by NEP OpCo and NEP.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The NEP OpCo credit facility contains various covenants and restrictive provisions that limit NEP OpCo’s ability to, among other things:

•incur or guarantee additional debt;
•make distributions on or redeem or repurchase common units;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of projects.

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2017, NEP and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

The $300 million senior unsecured convertible notes (convertible notes) are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its notes into NEP common units and cash in lieu of any fractional common unit at the conversion rate. At December 31, 2017, the conversion rate, subject to certain adjustments, was 18.9170 NEP common units per $1,000 principal amount of the convertible notes, which rate is equivalent to a conversion price of approximately $52.8625 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture) holders of the convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The convertible notes are not redeemable at NEP’s option prior to maturity. In connection with the issuance of the convertible notes, NEP entered into a registration rights agreement pursuant to which, among other things, NEP has agreed to file a shelf registration statement with the SEC and use its commercially reasonable efforts to cause such registration statement to become effective on or prior to September 7, 2018, covering resales of NEP common units, if any, issuable upon a conversion of the convertible notes.

NEP entered into a capped call transaction (capped call) in connection with the issuance of the convertible notes. Under the capped call, NEP purchased capped call options with a strike price of $52.8625 and a cap price of $63.4350. The capped call was purchased for approximately $12 million, which was recorded as a reduction to limited partners equity on NEP's consolidated balance sheets. If, upon conversion of the convertible notes, the price per NEP common unit during the relevant settlement period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units (if NEP elects to settle in NEP common units).

Equity - In November 2017, NEP issued and sold 14,021,561 Series A convertible preferred units representing limited partner interests in NEP (preferred units) for an aggregate purchase price of approximately $550 million. NEP contributed the proceeds to NEP OpCo in exchange for an equivalent number of a new series of NEP OpCo preferred units with economically equivalent rights to the preferred units.

The preferred units are a new class of securities that rank senior to the common units representing limited partner interests in NEP. The preferred units will vote on an as-converted basis with the common units and have certain class voting rights with respect to amendments that adversely affect their distribution, liquidation or conversion rights, their ranking or certain other protections under the NEP partnership agreement.

Holders of the preferred units will receive cumulative quarterly distributions equal to $0.4413 per unit for quarters ending on or before November 15, 2020, which was prorated for the fourth quarter of 2017 and which may be paid, at NEP’s election, in cash, in kind or a combination thereof. For quarters ending after November 15, 2020, holders will receive cumulative quarterly distributions equal to the greater of $0.4413 per unit and the amount that the preferred units would have received if they had converted into common units at the then-applicable conversion rate (defined below), and NEP may elect to pay up to 1/9th of the subsequent distribution period amounts in kind. The quarterly distribution amount and portion of the distribution that may be paid in kind will be prorated for the fourth quarter of 2020. If NEP fails to pay a distribution during a subsequent distribution period, NEP would be unable to pay any distributions on or redeem or repurchase any junior securities, including the common units, prior to paying the unpaid cash component of the quarterly distribution, including any previously accrued and unpaid cash distributions.

Each holder of preferred units (together with its affiliates) may elect to convert all or any portion of its preferred units into common units initially on a one-for-one basis, subject to customary adjustments and an adjustment for any distributions that have accrued but have not been paid when due (the conversion rate), at any time after June 20, 2019, subject to certain conditions. NEP may elect to convert all or a portion of the preferred units into common units based on the conversion rate at any time after November 15, 2018 if certain conditions, including specific common unit price and trading volume conditions, are met and subject to certain maximum conversion amounts prior to November 2020 under the purchase agreement. In addition, certain change of control events, as specified in the NEP partnership agreement, will result in, or provide holders of the preferred units with the right to elect, conversion of preferred units to common units (or substantially equivalent securities of a surviving entity) or redemption of the preferred units,

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with such redemption to be paid in cash or common units at NEP's discretion. Beginning January 1, 2021, NEP will give the purchasers certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the common units that are issuable upon conversion of the preferred units.

During 2017, 2016 and 2015, NEP distributed approximately $81 million, $55 million and $20 million, respectively, to its common unitholders. In addition, NEP paid approximately $22 million in distributions to its common unitholders and $3 million in distributions to its preferred unitholders in February 2018.

In 2015, a subsidiary of NEE purchased 27,000,000 of NEP OpCo's common units for $702 million. Also in 2015, NEP established an at-the-market equity issuance program (ATM program) pursuant to which NEP may issue, from time to time, up to $150 million of its common units, which gives NEP the flexibility to issue new units when the price is acceptable. During the year ended December 31, 2017, NEP did not issue any common units under the ATM program. During the years ended December 31, 2016 and 2015, NEP issued 552,210 and 887,070 common units, respectively, under the ATM program for gross proceeds of approximately $16 million and $26 million, respectively. Fees related to the ATM program totaled less than $1 million in 2016 and 2015.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method. The weighted-average number of common units issuable pursuant to the convertible notes and preferred units which were not included in the calculation of diluted earnings per unit due to their antidilutive effect totaled approximately 3.6 million for the year ended December 31, 2017.

10. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2014	$(4)	$(66)	$(38)	$(108)
Other comprehensive loss before reclassification	(12)	(42)	—	(54)
Amounts reclassified from AOCI to interest expense	5	—	—	5
Net other comprehensive loss	(7)	(42)	—	(49)
Balances, December 31, 2015	(11)	(108)	(38)	(157)
Other comprehensive income before reclassification	—	3	—	3
Amounts reclassified from AOCI to interest expense	7	—	—	7
Other comprehensive income related to equity method investee	—	—	3	3
Net other comprehensive income	7	3	3	13
Balances, December 31, 2016	(4)	(105)	(35)	(144)
Other comprehensive income before reclassification	—	7	—	7
Amounts reclassified from AOCI to interest expense	5	—	—	5
Other comprehensive income related to equity method investee	—	—	5	5
Net other comprehensive income	5	7	5	17
Balances, December 31, 2017	$1	$(98)	$(30)	$(127)
AOCI attributable to noncontrolling interest	$(1)	$(96)	$(31)	$(128)
AOCI attributable to NextEra Energy Partners, December 31, 2017	$2	$(2)	$1	$1

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

Management Services Agreement (MSA) - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its common unitholders. NEP’s O&M expenses for the years ended December 31, 2017, 2016 and 2015 include approximately $67 million, $42 million and $6 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) - NEP OpCo is a party to a CSCS agreement with NEER, under which NEER and certain of its subsidiaries provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2017, 2016 and 2015 include approximately $4 million, $3 million and less than $2 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At December 31, 2017 and 2016, the cash sweep amounts held in accounts belonging to NEER or its subsidiaries were approximately $87 million and $65 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. At December 31, 2017, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $626 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At December 31, 2017, NEER guaranteed a total of approximately $119 million related to these obligations.

Due to Related Party - Non-current amounts due to related party on NEP's consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on NEP’s consolidated balance sheets.

Development, Engineering and Construction Commitments - During the year ended December 31, 2015, NEER purchased and contributed approximately $24 million under several engineering, procurement and construction contracts related to the procurement of materials and services for certain NEP assets which were acquired while under construction and for which costs were capitalized in construction work in progress. There were no such purchases or contributions in the years ended December 31, 2017 and 2016.

Transportation and Fuel Management Agreements - In connection with the acquisition of the Texas pipeline business described in Note 3, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2017 and 2016, NEP recognized approximately $9 million and $12 million respectively, in revenues related to the transportation and fuel management agreements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

Contracts - At December 31, 2017, NEP and its subsidiaries have entered into contracts with expiration dates ranging from 2018 through 2065 for the sale of differential membership interests related to certain wind generation facilities, engineering, procurement and construction contracts and agreements that provide for the right to use the land upon which certain projects are located.

At December 31, 2017, payments under these contracts were estimated as follows:

Year Ending December 31,	Commitments
(millions)
2018	$37
2019	35
2020	35
2021	35
2022	36
Thereafter	541
Total estimated payments	$719

One of NEP’s solar project's land use agreements includes a right-of-way lease/grant that provides for payments to the U.S. Bureau of Land Management (BLM) for the right to use the public lands upon which the project is located. The lease may be renewed at expiration at the solar project's option and will be subject to the regulations existing at the time of renewal. In connection with the terms of this lease, the solar project obtained a surety bond from a non-affiliated party in favor of the BLM for $23 million. The surety bond remains in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is furnished.

Letter of Credit Facilities - Two of NEP's projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $107 million in the aggregate. These LOC facilities have maturity dates of June and July 2022. Approximately $93 million of LOCs was outstanding at December 31, 2017 and primarily relate to debt service reserves and security for certain of the projects' agreements, including a PPA.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

13. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per unit amounts)
2017
Operating revenues(b)	$198	$220	$192	$197
Operating income(c)	$82	$92	$68	$65
Net income (loss)(d)	$57	$62	$48	$(56)
Net income (loss) attributable to NEP	$12	$13	$1	$(91)
Earnings (loss) per unit - basic and assuming dilution	$0.22	$0.24	$0.01	$(1.67)
Distributions per unit	$0.35	$0.37	$0.38	$0.39
High-low common unit sales prices	$33.90 - $25.32	$39.83 - $31.78	$43.68 - $36.37	$44.00 - $36.42
2016
Operating revenues(b)	$185	$195	$199	$191
Operating income(c)	$78	$82	$81	$59
Net income(d)	$(6)	$44	$155	$189
Net income attributable to NEP	$5	$8	$27	$42
Earnings per unit - basic and assuming dilution	$0.14	$0.19	$0.62	$0.78
Distributions per unit	$0.31	$0.32	$0.33	$0.34
High-low common unit sales prices	$30.15 - $23.78	$30.59 - $25.86	$32.42 - $27.60	$28.93 - $23.90
______________________

(a)
In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of NEP's business, and, in 2017, reflect the impact of tax reform in December 2017. The sum of the quarterly amounts may not equal the total for the year due to rounding.

(b)
Operating revenues include increases of approximately $23 million, $16 million, $15 million, $14 million, $7 million, $8 million and $15 million for the quarterly periods ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively, from previously reported amounts reflecting retrospective adjustments for common control acquisitions.

(c)
Operating income includes increases of approximately $9 million, $4 million, $2 million, $5 million, $1 million and $1 million for the quarterly periods ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2016, September 30, 2016 and December 31, 2016, respectively, from previously reported amounts reflecting retrospective adjustments for common control acquisitions.

(d)
Net income includes increases of approximately $16 million, $12 million, $10 million, $6 million, $3 million, $20 million and $4 million for the quarterly periods ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively, from previously reported amounts reflecting retrospective adjustments for common control acquisitions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2017, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2017.

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

Item 9B.  Other Information

None

PART III - OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of NEP

The executive officers of NEP manage the day-to-day affairs of NEP’s business under the direction of the board. All of NEP’s executive officers are employees of NEE and devote such portion of their time to NEP’s business and affairs as is required to manage and conduct NEP’s operations in accordance with the MSA, under which NEE Management has agreed to provide or arrange for the provision of management, operations and administrative services to NEP and its subsidiaries. The executive officers are appointed annually by the board. The current executive officers were appointed by the board in August 2017. See Item 13 - Management Services Agreement.

The executive officers and directors of NEP as of February 20, 2018 are as follows:

Name	Age	Position
James L. Robo	55	Chairman of the Board and Chief Executive Officer, Director
Susan D. Austin	50	Director
Mark E. Hickson	51	Executive Vice President, Strategy and Corporate Development, Director
John W. Ketchum	47	Chief Financial Officer, Director
Peter H. Kind	61	Director
Armando Pimentel, Jr.	55	President, Director
James N. Suciu	61	Director
Terrell Kirk Crews, II	39	Controller and Chief Accounting Officer
Paul I. Cutler	58	Treasurer and Assistant Secretary
Charles E. Sieving	45	General Counsel

Elected Directors

The following directors currently serve as directors of the board and were elected at the annual meeting of unitholders on December 21, 2017. Each of the below directors' term commenced on January 1, 2018 and each will serve until the next annual meeting of unitholders or until a successor has been qualified and elected.

Mr. Robo has served as the chairman of the board, chief executive officer and a director of NEP since August 2017, and served as the chairman of the board, chief executive officer and a director of NEP GP from March 2014 to August 2017. Mr. Robo has also served as chairman of the board of NEE since December 13, 2013, and president, chief executive officer and a director, of NEE since July 2012. He is also chairman of NEE’s subsidiary, Florida Power & Light Company. Prior to his succession to the role of chief executive officer of NEE, he had served as president and chief operating officer of NEE since 2006. Mr. Robo joined NEE as vice president of corporate development and strategy in 2002 and became president of NEER later in 2002. He is a director of J.B. Hunt Transport Services, Inc. (since 2002), and has served as J.B. Hunt’s lead independent director since 2012.

Ms. Austin has served as an independent director of NEP since August 2017, and served as an independent director of NEP GP from February 2015 to August 2017. Since October 2014, Ms. Austin has been a senior managing director with Brock Capital LLC, an investment banking firm focusing on strategic and corporate advisory services. In addition, she served as vice chairman of Sheridan Broadcasting Corporation (SBC), a radio broadcasting company, until 2017 where she served in a leadership capacity since joining the company in 2002 as vice president of strategic planning and treasurer. In 2004, Ms. Austin became president of the Sheridan Gospel Network and, in 2007, she was named senior vice president and chief financial officer of SBC. She was promoted to vice chairman of SBC in July 2013. Prior to joining SBC, Ms. Austin spent 10 years in investment banking, specializing in telecommunications and media finance. Since 2011, Ms. Austin has served as an independent trustee or director of certain Prudential Insurance mutual funds.

Mr. Kind has served as an independent director of NEP since August 2017, and served as an independent director of NEP GP from July 2014 to August 2017. Mr. Kind is executive director of Energy Infrastructure Advocates LLC, an independent financial and strategic advisory firm. From 2009 to 2011, Mr. Kind was a senior managing director of Macquarie Capital, an investment banking firm. From 2005 to 2009, Mr. Kind was a managing director of Banc of America Securities. Mr. Kind, a certified public accountant, also has experience in the audit of large public energy companies. Mr. Kind has served as a director and chairman of the audit committee of the general partner of Enable Midstream Partners, LP since February 2014.

Mr. Suciu has served as an independent director of NEP since August 2017, and served as an independent director of NEP GP from April 2017 to August 2017. Mr. Suciu retired from General Electric Company (GE) in March 2017 after an extensive 35-year career. He held numerous commercial leadership positions within GE’s Power and Energy portfolio. Beginning on GE’s Technical Marketing Leadership Program, Mr. Suciu progressed through roles of increasing responsibility and global reach, including a six-year assignment in Asia. From 1999 until his retirement from GE, he was vice president and chief commercial officer of GE Energy.

Directors Appointed by NEP GP

The following directors were appointed by NEP GP and serve a current term expiring on the date that their successors are qualified and appointed.

Mr. Hickson has served as executive vice president, strategy and corporate development and a director of NEP since August 2017, and served as executive vice president, strategy and corporate development of NEP GP from February 2017 to August 2017 and a director from February 2015 to August 2017. Since May 2016, Mr. Hickson has also served as senior vice president, corporate development, strategy, quality and integration for NEE. Previously, he had also served, from March 2014 to February 2017, as vice president, strategy and corporate development for NEP and, from February 2015 to May 2016, as senior vice president, corporate development and strategic initiatives and, from May 2012 to February 2015, as vice president, strategy and corporate development for NEE. From 1997 to April 2012, Mr. Hickson served as managing director in Global Mergers and Acquisitions at Merrill Lynch & Co.

Mr. Ketchum has served as chief financial officer and a director of NEP since August 2017, and served as chief financial officer and a director of NEP GP from March 2016 to August 2017. Since March 2016, Mr. Ketchum has also served as chief financial officer and executive vice president-finance of NEE. Previously, Mr. Ketchum served as NEE’s Senior Vice President, Finance since February 2015. From December 2013 to February 2015, he was Senior Vice President, Business Management and Finance and from December 2012 to December 2013, he was Senior Vice President, Business Management of NEER. Mr. Ketchum served as Vice President, General Counsel & Secretary of NEER from June 2009 to December 2012. Mr. Ketchum joined NEE in 2002 and held various business, finance and legal roles prior to being named Vice President, General Counsel & Secretary of NEER. Prior to joining NEE in 2002, Mr. Ketchum served as corporate counsel to TECO Energy and as a corporate and securities law associate for Holland & Knight, LLP in Tampa, Florida. He began his career as a tax lawyer for Lathrop & Gage in Kansas City, Missouri, and, prior to that, worked in corporate banking.

Mr. Pimentel has served as the president and a director of NEP since August 2017, and served as the president and a director of NEP GP from March 2014 to August 2017. Mr. Pimentel also serves as the president and chief executive officer of NEER, a position he has held since 2011. Mr. Pimentel joined NEE in 2008 as executive vice president-finance and became chief financial officer later in 2008. Prior to joining NEE, Mr. Pimentel was a partner at Deloitte & Touche LLP (Deloitte & Touche) and held various client and leadership positions in the financial services and energy industries. He also led Deloitte & Touche’s power and utilities business segment.

Other Executive Officers

Mr. Crews has served as the controller and chief accounting officer of NEP since August 2017, and served as the controller and chief accounting officer of NEP GP from September 2016 to August 2017. Mr. Crews has served as vice president of NEE since April 2016 and has served as vice president, controller and chief accounting officer for NEE since September 2016. From July 2015 to April 2016, he was a partner in the national office of Deloitte & Touche. From June 2013 to June 2015, Mr. Crews served as a professional accounting fellow in the Office of the Chief Accountant of the SEC. From June 2010 to June 2013, Mr. Crews was an audit service senior manager at Deloitte & Touche.

Mr. Cutler has served as the treasurer and assistant secretary of NEP since August 2017, and served as the treasurer and assistant secretary of NEP GP from March 2014 to August 2017. Mr. Cutler has also served, since 2003, as treasurer for NEE.

Mr. Sieving has served as the general counsel of NEP since August 2017, and served as general counsel and a director of NEP GP from March 2014 to August 2017. He has also served as executive vice president and general counsel of NEE since 2008.

The board has determined, based on the experience, qualifications and attributes discussed above, and in light of NEP's business and structure, that each director should serve as director.

Director Independence

The NYSE does not require a listed publicly traded limited partnership, such as NEP, to have a majority of independent directors on its board of directors. The board conducts an annual review regarding the independence from NEP of each of its members, and in addition assesses the independence of any new member at the time that the new member is considered for appointment or nomination for election to the board. The board considers all relevant facts and circumstances and uses the criteria set forth in the NYSE corporate governance independence standards (the NYSE standards), which are the applicable standards under SEC rules, to assess director independence. These standards are also set forth or referred to in the corporate governance principles & guidelines, which is available on NEP’s website at www.nexteraenergypartners.com. The board must affirmatively determine that a director has no material relationship with NEP (directly or as a partner, shareholder or officer of an organization that has a relationship with NEP) in order to determine that the director is independent. As set forth in the corporate governance principles & guidelines, the board considers all relevant facts and circumstances in making independence determinations. In particular, when assessing the materiality of a director’s relationship (if any) with NEP, the board considers materiality both from the standpoint of the director and from the standpoint of persons or organizations with which the director has an affiliation. Material relationships for this purpose may include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others.

The NYSE standards and Rule 10A-3 under the Securities Exchange Act of 1934 (Exchange Act) include an additional requirement that members of the audit committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from NEP other than their compensation for service as a director.

Based on its review conducted in accordance with NEP's corporate governance principles & guidelines and the NYSE standards, the board determined that Susan D. Austin, Peter H. Kind and James N. Suciu are independent under the NYSE standards (including, where applicable, the separate audit committee standards) and the corporate governance principles & guidelines.

Director Meetings and Attendance

The board and its committees meet on a regular schedule and also hold special meetings from time to time. The board and its committees were formed in August 2017. Each director attended at least 75% of the total number of the board's meetings and meetings of the committees on which he or she served during the period of such director’s committee service.

NEP currently does not have a policy with regard to director attendance at the annual meeting of unitholders.

Board Committees

The standing committees of the board are the audit committee and the conflicts committee. Each committee regularly reports their activities and actions to the full board, generally at the next board meeting following the committee meeting. Each of the committees operates under a charter approved by the board and each committee conducts an annual evaluation of its performance. The charter of the audit committee is required to comply with the NYSE corporate governance requirements. There are no NYSE requirements for the charter of the conflicts committee. The current membership and functions of the committees are described below. The chairman of the audit committee chairs the board's executive sessions.

Compensation Committee

Because NEP is a limited partnership, it is not required by the rules of the NYSE to have a compensation committee. If any compensation is to be paid to NEP’s executive officers, the compensation would be reviewed and approved by the board because it performs the functions of a compensation committee when such committee is needed.

Nominating Committee

Because NEP is a limited partnership, it is not required by the rules of the NYSE to have a nominating committee. All functions of a nominating committee are performed by the board as a whole, including consideration of director nominees.

Audit Committee

The board has an audit committee composed of Messrs. Suciu (Chair) and Kind and Ms. Austin, each of whom satisfy the independence standards of the NYSE and the Exchange Act. These standards are also set forth or referred to in the corporate governance principles & guidelines, which is available on NEP’s website at www.nexteraenergypartners.com. The board has determined that each member of the audit committee satisfies the “financial literacy” standard of the NYSE and Mr. Kind and Ms. Austin each qualify as an “audit committee financial expert” as such term is defined under the SEC’s regulations. The audit committee assists the board in its oversight of the integrity of NEP’s financial statements and NEP’s compliance with related legal and regulatory requirements, corporate policies and controls. The audit committee has the sole authority to retain and terminate NEP’s independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by NEP’s independent registered public accounting firm and for establishing procedures for the receipt, retention and treatment of complaints and concerns received by NEP regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of NEP of concerns regarding questionable accounting or auditing matters. The audit committee conducts an annual self-evaluation. The audit committee is also responsible for confirming the independence and objectivity of NEP’s independent registered public accounting firm. NEP’s independent registered public accounting firm is given unrestricted access to the audit committee. The audit committee met five times in 2017, and at such meetings met regularly with Deloitte & Touche, NEP’s independent registered public accounting firm, and the internal auditors, both privately and in the presence of management. A more detailed description of the audit committee’s duties and responsibilities is contained in the audit committee charter, which is available on NEP’s website at www.nexteraenergypartners.com.

Conflicts Committee

The conflicts committee is composed of Messrs. Kind (Chair) and Suciu and Ms. Austin. The conflicts committee determines if the resolution of any conflict of interest referred to it is in the best interests of NEP. The charter of the conflicts committee provides that the members of the committee may not be officers or employees of NEP or NEP GP or directors, officers or employees of NEP or NEP GP's affiliates, may not hold an ownership interest in NEP, NEP GP or either of their affiliates other than NEP’s common units, including common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by NEP or NEP GP, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee in good faith will be deemed to be approved by all of NEP’s unitholders and not a breach of any duties owed to NEP’s unitholders by NEP, NEP GP or the board. A more detailed description of the conflicts committee’s duties and responsibilities is contained in the conflicts committee charter, which is available on NEP’s website at www.nexteraenergypartners.com.

Communications with the Board

The board has established procedures by which unitholders and other interested parties may communicate with the board, any board committee or any one or more other directors. Such parties may write to one or more directors, c/o General Counsel, NextEra Energy Partners, LP, P.O. Box 14000, 700 Universe Boulevard, Juno Beach, Florida 33408. They may also contact any member of the audit committee with a concern under NEP’s code of business conduct & ethics by calling 561-694-4644.

The board has instructed NEP's general counsel to assist the board in reviewing all written communications to the board, any board committee or any director as follows:

(1)
Complaints or similar communications regarding accounting, internal accounting controls or auditing matters will be handled in accordance with the NextEra Energy Partners, LP Procedures for Receipt, Retention and Treatment of Complaints and Concerns Regarding Accounting, Internal Accounting Controls or Auditing Matters.

(2)
All other legitimate communications related to the duties and responsibilities of the board or any committee will be promptly forwarded by the general counsel to the applicable directors, including, as appropriate under the circumstances, to the chairman of the board and/or the appropriate committee chair.

(3)
All other unitholder, customer, vendor, employee and other complaints, concerns and communications will be handled by management, with board involvement as advisable with respect to those matters that management reasonably concludes to be significant.

Communications that are of a personal nature or not related to the duties and responsibilities of the board, that are unduly hostile, threatening, illegal or similarly inappropriate or unsuitable, that are conclusory or vague in nature, or that are surveys, junk mail, resumes, service or product inquiries or complaints, or business solicitations or advertisements, generally will not be forwarded to any director unless the director otherwise requests or the general counsel determines otherwise.

Corporate Governance Principles & Guidelines/Code of Business Conduct & Ethics/Code of Ethics

NEP’s corporate governance principles & guidelines, code of business conduct & ethics and its code of ethics for senior executive and financial officers cover a wide range of business practices and procedures. The corporate governance principles & guidelines, code of business conduct and ethics & the code of ethics for senior executive and financial officers were approved by the board. The code of ethics for senior executive and financial officers applies to NEP’s chairman of the board and chief executive officer, chief financial officer, president, treasurer, general counsel, controller and chief accounting officer and executive vice president, strategy and corporate development. The code of business conduct & ethics applies to all representatives of NEP and its subsidiaries, including directors, officers and employees. The corporate governance principles & guidelines, code of ethics for senior executive and financial officers and code of business conduct & ethics are available on NEP’s website at www.nexteraenergypartners.com. Any amendments or waivers of the code of ethics for senior executive and financial officers which are required to be disclosed to unitholders under SEC rules will be disclosed on NEP’s website at the address listed above. NEP will provide a copy of its code of business conduct & ethics and its code of ethics for senior executive and financial officers upon request by a unitholder to the Corporate Secretary of NEP by mail or courier service c/o NextEra Energy Partners, LP, 700 Universe Boulevard, Juno Beach, Florida 33408, Attn: Corporate Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that directors and executive officers of NEP GP (to and including August 4, 2017) and NEP (from and including August 4, 2017) and persons who beneficially own more than ten percent of NEP’s common units file initial reports of ownership and reports of changes in ownership of NEP’s common units with the SEC. Based solely upon NEP’s review of copies of filings or written representations from the reporting persons, NEP believes that all reports for its executive officers and directors that were required to be filed under Section 16(a) of the Exchange Act in 2017 were filed on a timely basis.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Prior to February 20, 2018, neither NEP GP nor NEP had paid cash or other compensation to its respective executive officers since its respective inception. All of the executive officers of NEP GP and NEP are also employees of NEE. NEE compensates these officers for the performance of their duties as employees of NEE, which include managing NEP. NEE does not allocate this compensation between services for NEP and services for NEE and its affiliates. Affiliates of NEE provide NEP various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to the MSA, for which NEP pays a management services fee. Accordingly, the compensation tables are not included in this annual report.

In 2014, the board of directors of NEP GP adopted the NextEra Energy Partners, LP 2014 Long Term Incentive Plan (the LTIP). Since August 2017, the board administers LTIP. The LTIP is intended to: (i) provide participants in the LTIP with an incentive to contribute to NEP’s success and to manage NEP’s business in a manner that will provide for NEP’s long-term growth and profitability to benefit its unitholders and other important stakeholders, including its employees and customers; and (ii) provide a means of obtaining, rewarding and retaining key personnel. Awards may be granted to non-employee directors or other independent service providers and to individuals who are employees. The plan allows for the grant of NEP common units, options, restricted units, deferred units, performance units or other performance-based awards, unit appreciation rights and other equity-based awards, including unrestricted units. One million three hundred thousand NEP common units are authorized to be issued with respect to grants made under the plan. Prior to February 20, 2018, awards under the LTIP had only been granted to non-employee directors of NEP GP, including those now serving as non-employee directors of NEP. The table below in “Non-Employee Director Compensation” sets forth the common units granted in 2017.

On February 20, 2018, the board approved a form of restricted unit award agreement to be used to grant performance-based restricted common unit awards (restricted units) pursuant to the LTIP (RSU award agreement) for purposes of aligning a portion of an award recipient’s incentive with NEP’s objectives. NEE will reimburse NEP for the value of any restricted units granted pursuant to an RSU award agreement. Under the RSU award agreement, award recipients have all rights of a NEP common unitholder with respect to the restricted units, including the right to receive distributions. Distributions on restricted units are paid as and when distributions are paid on NEP’s common units. However, any distributions paid on restricted units are subject to repayment by the award recipient if the restricted units are forfeited prior to vesting. If an award recipient’s service with NEP is terminated prior to full vesting of the restricted units, then the award recipient will forfeit all unvested restricted units, subject to the occurrence of certain events. The restricted units may vest in full, or in part, prior to or on normal vesting date, and in some circumstances, without regard to satisfaction of performance targets; for example, upon the occurrence of certain events, such as a change in control, death, disability and certain retirements. The RSU award agreement also includes non-solicitation and non-competition provisions. The foregoing description of the form of RSU award agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the RSU award agreement that is attached hereto as Exhibit 10.17 and incorporated herein by reference.

In addition, on February 20, 2018, the board approved grants of restricted units of 18,329 and 3,576 to the named executive officers, James L. Robo, chairman and chief executive officer of NEP, and John W. Ketchum, chief financial officer of NEP, respectively, pursuant to the LTIP and the corresponding RSU award agreement. The restricted units vest ratably over a three year performance period upon certification by the board of achievement of an adjusted EBITDA performance target for each year.

Compensation Committee Report

The board does not have a compensation committee. The board, acting in lieu of a compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the board recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,
By the members of the Board of Directors of
NextEra Energy Partners, LP:

James L. Robo
Susan D. Austin
Mark E. Hickson
John W. Ketchum
Peter H. Kind
Armando Pimentel, Jr.
James N. Suciu

Compensation Committee Interlocks and Insider Participation

As discussed above, the board does not have a compensation committee. If any compensation is to be paid to NEP’s executive officers, the compensation would be reviewed and approved by the board of directors of NEP because it performs the functions of a compensation committee when such committee is needed. From January 1, 2017 through August 4, 2017, none of the directors or executive officers of NEP GP served as a member of a compensation committee of another entity that has, or has had, an executive officer who served as a member of the board of directors of NEP GP during such period. From August 4, 2017 through December 31, 2017, none of the directors or executive officers of NEP served as a member of a compensation committee of another entity that has, or has had, an executive officer who served as a member of the board of directors of NEP during such period. From January 1, 2017 through August 4, 2017, the following officers of NEE served on the board of directors of NEP GP: Messrs. Robo, Hickson, Ketchum, Pimentel and Sieving. From August 4, 2017 through December 31, 2017, the following officers of NEE served on the board of NEP: Messrs. Robo, Hickson, Ketchum and Pimentel.

Non-Employee Director Compensation

Directors of NEP who are employees of NEE or any of its subsidiaries do not receive any additional compensation for serving as a member of NEP’s board. For 2017, the independent, non-employee directors serving on NEP’s board (or the board of directors of NEP GP) received an annual cash retainer of $60,000, payable quarterly, and an annual amount of NEP’s common units determined by dividing $110,000 by the closing price of such common units on the grant date, rounded up to the nearest ten common units. These units are generally not transferable until the director ceases to be a member of NEP’s board. Non-employee directors who serve as chair of the audit committee or conflicts committee receive an additional annual cash retainer of $15,000. Each director is fully indemnified by NEP GP under a director indemnification agreement and by NEP under NEP’s partnership agreement for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the compensation paid to non-employee directors for service as a member of the board of directors of NEP GP and NEP for 2017:

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Susan D. Austin(a)	$60,000	$110,000	$—	$—	$—	$—	$170,000
Robert J. Byrne(b)	$37,500	$110,000	$—	$—	$—	$—	$147,500
Peter H. Kind(c)	$75,000	$110,000	$—	$—	$—	$—	$185,000
James N. Suciu(d)	$56,250	$110,000	$—	$—	$—	$—	$166,250
______________________

(a)	Ms. Austin was granted 3,570 common units in 2017 with a grant date fair value of $110,000. As of December 31, 2017, Ms. Austin owned 9,970 common units.

(b)
Mr. Byrne was granted 3,570 common units in 2017 with a grant date fair value of $110,000. As of December 31, 2017, Mr. Byrne owned 15,200 common units. Mr. Byrne resigned from the board of directors of NEP GP effective April 26, 2017. Mr. Byrne did not serve on the board of directors of NEP.

(c)	Mr. Kind was granted 3,570 common units in 2017 with a grant date fair value of $110,000. As of December 31, 2017, Mr. Kind owned 13,900 common units.

(d)	Mr. Suciu was granted 3,290 common units in 2017 with a grant date fair value of $110,000. As of December 31, 2017, Mr. Suciu owned 3,290 common units.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Owners of More than Five Percent of Outstanding Units

The following table shows the beneficial owners of special voting units, common units and preferred units known by NEP to own more than five percent of NEP’s voting securities that are outstanding as of February 19, 2018. NEP’s voting securities consist of the common units, the preferred units and the special voting units, each of which represent limited partner interests in NEP. Except as indicated by footnote, the persons named in the tables below have sole voting and investment power with respect to all units shown as beneficially owned by them.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)	Percent of Class
Special Voting Units	NextEra Energy, Inc.(b)	101,440,000	100.00%
Common Units	Neuberger Berman Group LLC(c)	7,907,794	14.58%
Common Units	Energy Income Partners, LLC(d)	5,746,574	10.59%
Common Units	The Charger Corporation(e)	3,816,144	7.03%
Preferred Units(f)	BlackRock, Inc.(g)	8,922,811	63.64%
Preferred Units(f)	KKR Flatirons Aggregator L.P.(h)	5,098,750	36.36%
______________________

(a)
The amounts and percentage of units beneficially owned are reported pursuant to the SEC rules governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The voting rights of NEP’s units are subject to certain limitations described in NEP’s partnership agreement.

(b)
NEE Equity holds non-economic special voting units that provide NEE Equity with a number of votes on matters to be voted on by NEP’s unitholders that equals the aggregate number of common units of NEP OpCo held by NEE Equity on the relevant record date. As of February 20, 2018, NEE Equity held 101,440,000 special voting units. Furthermore, NEE has implemented a NEP common unit repurchase program. Under the program, another subsidiary of NEE has acquired 1,402,483 common units. In the aggregate, the special voting units and common units held by subsidiaries of NEE represent approximately 60.6% of NEP's outstanding voting power. The address of NextEra Energy, Inc. is 700 Universe Blvd., Juno Beach, FL 33408

(c)
This information has been derived from a statement on Schedule 13G/A of Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC filed with the SEC on February 15, 2018 and is as of December 31, 2017. Neuberger Berman Group LLC, Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC and Neuberger Berman Investment Advisers LLC and certain affiliated persons may be deemed to beneficially own the securities in their various fiduciary capacities by virtue of the provisions of Exchange Act Rule 13d-3. Neuberger Berman Group LLC, through its subsidiaries Neuberger Berman Fixed Income Holdings LLC, NB Alternatives Holdings LLC and Neuberger Trust Holdings LLC, controls Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC, Neuberger Berman Investment Advisers LLC and certain affiliated persons. With regard to 7,552,361 NEP common units, Neuberger Berman Group LLC may be deemed to be the beneficial owner because certain affiliated persons have shared power to retain, dispose of and vote the securities. In addition to the holdings of individual advisory clients, Neuberger Berman Investment Advisers LLC serves as investment manager of Neuberger Berman Group LLC’s various registered mutual funds which hold such shares. The holdings belonging to clients of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC and Neuberger Berman Investment Advisers LLC are also aggregated to comprise the 7,552,361 common units. In addition to the 7,552,361 common units for which Neuberger entities also have shared power to dispose of the common units, the amount of 7,907,794 common units also includes common units from individual client accounts over which Neuberger Berman Investment Advisers LLC has shared power to dispose but do not have voting power over these shares. The holdings of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC and Neuberger Berman Investment Advisers LLC are also aggregated to comprise the amount of 7,907,794 referenced herein. The address of each of Neuberger Berman Group LLC and Neuberger Berman Investment Advisers LLC is 1290 Avenue of the Americas, New York, NY 10104.

(d)
This information has been derived from a statement on Schedule 13G/A of Energy Income Partners, LLC and the other entities and individuals described below filed with the SEC on February 14, 2018 and is as of December 31, 2017. James J. Murchie, Eva Pao and John K. Tysseland are the portfolio managers with respect to portfolios managed by Energy Income Partners, LLC. Linda A. Longville and Saul Ballesteros are control persons of Energy Income Partners, LLC. Collectively, Energy Income Partners, LLC and such other entities and individuals hold shared voting power and shared dispositive power over the 5,746,574 common units reported above. Energy Income Partners, LLC serves as a sub-advisor to certain registered companies advised by First Trust Advisors LP (Sub-Advised Funds). As of December 31, 2017, the Sub-Advised Funds beneficially owned 8.1% of the common units. The address of each of Energy Income Partners, LLC, Mr. Murchie, Ms. Pao, Mr. Tysseland, Ms. Longville and Mr. Ballesteros is 10 Wright Street, Westport, CT 06880.

(e)
This information has been derived from a statement on Schedule 13G/A of The Charger Corporation, First Trust Portfolios L.P. and First Trust Advisors L.P., filed with the SEC on January 23, 2018, and is as of December 31, 2017. The Charger Corporation is the general partner of both First Trust Portfolios L.P. and First Trust Advisors L.P. First Trust Portfolios L.P. acts as sponsor of certain unit investment trusts which hold common units. 3,816,144 common units are held by unit investment trusts sponsored by First Trust Portfolios L.P. First Trust Advisors L.P., an affiliate of First Trust Portfolios L.P., acts as portfolio supervisor of the unit investment trusts sponsored by First Trust Portfolios L.P., certain of which hold common units. None of First Trust Portfolios L.P., First Trust Advisors L.P. or The Charger Corporation has the power to vote the common units held by such unit investment trusts sponsored by First Trust Portfolios L.P. Such common units are voted by the trustee of such unit investment trusts so as to insure that the common units are voted as closely as possible in the same manner and in the same general proportion as are the common units held by owners other than such unit investment trusts. First Trust Advisors L.P., First Trust Portfolios L.P. and The Charger Corporation have shared voting power over 3,813,429 common units and shared dispositive power over 3,816,144 common units. The address of each of The Charger Corporation, First Trust Portfolios L.P. and First Trust Advisors L.P. is 120 East Liberty Drive, Suite 400, Wheaton, IL 60187.

(f)
Subject to certain limitations, the preferred units are convertible into common units by the holders of such units at any time after June 20, 2019, or under certain circumstances, at NEP’s option, after November 15, 2018. The preferred units vote on an as-converted basis with the common units and have certain class voting rights with respect to amendments that adversely affect their distribution, liquidation or conversion rights, their ranking or certain other protections under NEP's partnership agreement.

(g)
BlackRock, Inc., through its subsidiaries Nasa A HoldCo LLC, Nasa B HoldCo LLC and Nasa Co-Invest Holdings, L.P., has sole voting power and dispositive power with respect to 8,922,811 preferred units. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. In addition, the following information [with respect to the common units] has been derived from a statement on Schedule 13G/A of BlackRock, Inc., filed with the SEC on January 9, 2018, and is as of December 31, 2017. The subsidiaries of BlackRock, Inc. that acquired the common units on behalf of BlackRock, Inc. are: BlackRock Advisors, LLC, BlackRock Investment Management (UK) Ltd., BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC. BlackRock, Inc. and its subsidiaries have sole voting power with respect to 2,679,531 common units and sole dispositive power with respect to 2,686,584 common units representing 4.95% of the outstanding common units as of February 19, 2018.

(h)
KKR Flatirons Aggregator L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P., has sole voting power and sole dispositive power with respect to 5,098,750 preferred units. The address of KKR Flatirons Aggregator L.P. is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019.

Directors and Executive Officers

The table below shows the number of NextEra Energy Partners units beneficially owned as of February 19, 2018 by each of NEP’s directors and executive officers, as well as the number of common units beneficially owned by all of NEP’s directors and executive officers as a group. As of February 19, 2018, each individual beneficially owned less than 1%, and all directors and executive officers as a group beneficially owned less than 1%, of NEP common units and no director or executive officer owned preferred units or special voting units of NEP. No common units are pledged as security.

Name of Beneficial Owner	Common Units Owned	Common Units that May Be Acquired within 60 days	Percent of Class
James L. Robo	143,576	—	*
Susan D. Austin	9,970	—	*
Mark E. Hickson	4,780	—	*
John W. Ketchum	3,310	—	*
Peter H. Kind	13,900	—	*
Armando Pimentel, Jr.	20,000	—	*
James N. Suciu	3,290	—	*
Charles E. Sieving	23,358	—	*
Terrell Kirk Crews II	—	—	*
Paul I. Cutler	36,525	—	*
All directors and executive officers as a group (10 persons)	258,709	—	*
______________________
*    Less than 1%

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017 with respect to this plan:

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

The following is a summary of certain agreements that NEP originally entered into with NEE or its affiliates in connection with NEP’s IPO, or subsequently in connection with NEP's acquisitions of certain projects, or interests in projects and certain governance changes, as described below. Because of NEP’s relationship with NEE, the agreements may not be as favorable to NEP as they might have been had NEP negotiated them with an unaffiliated third party. For a discussion of the risks related to NEP’s relationship with NEE and these agreements, see Item 1A - Risks Related to NEP's Relationship with NEE.

Amended and Restated Management Services Agreement

NEP, NEP OpCo and NEP OpCo GP entered into the MSA on August 4, 2017 with NEE Management, under which:

•
NEE Management provides or arranges for the provision of management, operations and administrative services to NEP and its subsidiaries under the direction of the board, including managing their day-to-day affairs and providing individuals to act as executive officers and directors, to the extent such services are not otherwise provided under operations and maintenance services agreements and ASAs between affiliates of NEE and NEP’s subsidiaries;

•	NEP OpCo pays on NEP’s behalf all operations and maintenance services or other expenses NEP or NEP’s subsidiaries incur; and

•	NEP OpCo makes certain payments to NEE Management based on the achievement by NEP OpCo of certain target quarterly distribution levels to its common unitholders.

Under the MSA, among other restrictions, NEE Management, its subsidiaries and any other entity or individual that NEE Management has arranged to provide services are required to refrain from taking any action that, to NEE Management’s knowledge, at the time such action is taken, is intended to materially conflict with or directly contravene any resolution or other determination of the board in each case relating to the following significant activities of NEP:

•	establishing and approving NEP’s annual operating budget;

•	evaluating and approving capital decisions;

•	evaluating and approving debt and equity financing decisions;

•	assessing and approving quarterly cash distributions to unitholders; and

•	analyzing and approving related party transactions among NEE Management, its subsidiaries and any other entity or individual that NEE Management has arranged to provide services.

NEP OpCo pays NEE Management an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year (calculated prior to the deduction of such fee and other fees paid under the MSA, such amount the calculated fee) and $4 million (adjusted for inflation beginning in 2016), which will be paid in quarterly installments of $1 million (adjusted for inflation beginning in 2016) with an additional payment each January to the extent the calculated fee exceeded $4 million in the prior fiscal year (adjusted for inflation beginning in 2016). NEE Management is also entitled to receive an IDR fee based on the hypothetical amount of distributions NEP OpCo would be able to make to its common unitholders without giving effect to the IDR fee as an operating expense. The IDR Fee payments to NEE Management under the MSA will continue for so long as NEP OpCo’s partnership agreement remains in effect, even if the MSA otherwise terminates in accordance with its terms. NEP's O&M expense related to the MSA for the years ended December 31, 2017, 2016 and 2015 includes approximately $67 million, $42 million and $6 million, respectively, including the IDR fees.

The MSA is in full force and effect until January 1, 2068 and will automatically renew for successive five-year periods unless NEP OpCo or NEE Management provides written notice that it does not wish for the agreement to be renewed. However, NEP OpCo will be able to terminate the MSA prior to the expiration of its term upon 90 days’ prior written notice of termination to NEE Management upon the occurrence of certain events. The MSA also expressly provides that the agreement may not be terminated by NEP due solely to the poor performance or the underperformance of any of NEP’s operations. NEE Management is also permitted to terminate the MSA upon the occurrence of certain events.

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

U.S. Projects

Wind

The U.S. Wind Project Entities entered into operations and maintenance services agreements (the U.S. Wind O&M Agreements) with NEOS, dated as of the following dates:

Party	Date
FPL Energy Vansycle L.L.C. (Stateline)	December 19, 2003, as amended and restated July 29, 2015
Northern Colorado Wind Energy, LLC	April 10, 2009
Elk City Wind, LLC	May 21, 2009
Baldwin Wind, LLC	July 6, 2010
Ashtabula Wind III, LLC	December 22, 2010, as amended and restated July 29, 2015
Perrin Ranch Wind, LLC	August 23, 2012 (with an effective date of June 29, 2012)
Tuscola Bay Wind, LLC	August 23, 2012
Mammoth Plains Wind Project, LLC	October 27, 2014, as amended and restated December 18, 2014
Seiling Wind, LLC	October 28, 2014
Seiling Wind II, LLC	October 28, 2014
Palo Duro Wind Energy, LLC	December 18, 2014
Golden Hills Wind, LLC	September 23, 2015
Cedar Bluff Wind, LLC	September 23, 2015
Golden West Power Partners, LLC	September 25, 2015
Javelina Wind Energy, LLC	December 30, 2015
Brady Wind, LLC	September 1, 2016
Brady Wind II, LLC	September 1, 2016
Brady Wind Interconnection, LLC	September 1, 2016

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

In consideration for the performance of operations and maintenance services, NEOS receives a fixed annual fee paid in monthly installments. The annual fee for each project was $1,250 (excluding annual inflation adjustments) for each MW of nameplate capacity for the first year of the term of the applicable U.S. Wind O&M Agreement and is adjusted annually based on the U.S. Consumer Price Index (U.S. CPI). In addition to the fixed annual fee, NEOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NEOS in the performance of its duties. Each of the U.S. Wind O&M Agreements also requires that the applicable U.S. Wind Project Entity provide, or pay for costs incurred by NEOS in providing, utility services to the project. For the years ended December 31, 2017, 2016, and 2015, NEOS received a total of approximately $4 million, $3 million and $2 million, respectively, in compensation under the U.S. Wind O&M Agreements, including reimbursement of expenses.

Solar

The U.S. Solar Project Entities entered into operations and maintenance services agreements (the U.S. Solar O&M Agreements) with NEOS, dated as of the following dates:

Party	Date
Genesis Solar, LLC	August 22, 2011
McCoy Solar, LLC	December 19, 2014
Shafter Solar, LLC	April 7, 2015, as amended May 29, 2015
Adelanto Solar, LLC	April 7, 2015
Adelanto Solar II, LLC	April 7, 2015

Pursuant to each U.S. Solar O&M Agreement, NEOS provides customary day-to-day operations and maintenance services. NEOS is required to provide each U.S. Solar Project Entity for its review a proposed annual budget prior to the beginning of each operating year, which budget will be agreed upon between NEOS and the U.S. Solar Project Entity. The U.S. Solar O&M Agreement with Genesis Solar, LLC has a term of 30 years, which will be automatically extended for an additional five-year period unless Genesis Solar, LLC provides prior notice to NEOS that it does not wish the term to be extended. The U.S. Solar O&M Agreement with each other U.S. Solar Project Entity has a term of 25 years, which will be automatically extended for an additional five-year period unless such entity provides prior notice to NEOS that it does not wish the term to be extended. Each U.S. Solar O&M Agreement contains customary termination provisions.

In consideration for the performance of operations and maintenance services, NEOS receives a fixed annual fee paid in monthly installments. The annual fee under the U.S. Solar O&M Agreement with Genesis Solar, LLC was $1,000,000 in 2013 and is adjusted annually based on the U.S. CPI. The annual fee for each other project was $1,500 (excluding annual inflation adjustments) for each MW of nameplate capacity for the first year of the term of the applicable U.S. Solar O&M Agreement and is adjusted annually based on the U.S. CPI. In addition to the fixed annual fee, NEOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NEOS in the performance of its duties. Each of the U.S. Solar O&M Agreements also requires that the applicable U.S. Solar Project Entity provide, or pay for costs incurred by NEOS, for utility services provided to the project. For each of the years ended December 31, 2017, 2016 and 2015, NEOS received a total of approximately $1 million in compensation under the U.S. Solar O&M Agreements.

Canadian Projects

The Canadian Project Entities entered into operations and maintenance services agreements (the Canadian O&M Agreements) with NECOS, dated as of the following dates:

Party	Date
Sombra Project Entity	April 27, 2012
Moore Project Entity	April 27, 2012
Conestogo Project Entity	November 16, 2012
Summerhaven Project Entity	August 2, 2013
Bluewater Project Entity	June 10, 2014
Jericho Wind, LP	February 27, 2015, as amended April 2, 2015

Pursuant to each Canadian O&M Agreement, NECOS provides customary day-to-day operations and maintenance services. NECOS must provide each Canadian Project Entity for its review a proposed annual budget prior to the beginning of each operating year, which budget will be agreed upon between NECOS and the Canadian Project Entity. The Canadian O&M Agreement for each of Moore and Sombra has a term of 25 years and the Canadian O&M Agreement for each of Summerhaven, Conestogo, Bluewater and Jericho has a term of 20 years. The initial term for each Canadian O&M Agreement will be automatically extended for an additional five-year period unless the applicable Canadian Project Entity provides prior notice to NECOS that it does not wish the term to be extended. Each Canadian Project Entity or NECOS may terminate the applicable Canadian O&M Agreement if there is a material default by the other party that is not cured during the applicable cure period. In addition, each Canadian O&M Agreement contains customary termination provisions.

In consideration for the performance of operations and maintenance services, NECOS receives a fixed annual fee, paid in monthly installments. The annual fee was CAD $1,250 for NEP’s Canadian wind and solar projects, respectively, for each MW of nameplate capacity for the first year of the term of the applicable Canadian O&M Agreement and is adjusted annually based on Canada’s Consumer Price Index. In addition to the fixed annual fee, NECOS is entitled to be reimbursed for those reasonable and actual direct costs that are incurred by NECOS in the performance of its duties. The aforementioned costs are reimbursable to the extent set forth in an annual budget approved by the applicable Canadian Project Entity and NECOS or otherwise approved by the Canadian Project Entity prior to the incurrence of such costs. For each of the years ended December 31, 2017, 2016 and 2015, NECOS received a total of less than $1 million in compensation under the Canadian O&M Agreements, including reimbursement of expenses.

Administrative Services Agreements

Affiliates of NEER and certain of NEP’s subsidiaries have entered into ASAs, pursuant to which such NEER affiliates provide administrative services to the projects in NEP’s portfolio. A brief description of the ASAs is provided below.

U.S. Projects

Each of the entities listed below, excluding NET Holdings Management, LLC, entered into an ASA with NEER, and NET Holdings Management, LLC entered into an ASA with a subsidiary of NEER (collectively, the U.S. Project ASAs). Pursuant to the U.S. Project ASAs, NEER or its subsidiary provides customary administrative services for the projects. Each of the U.S. Project ASAs, except the U.S. Project ASAs for each of Genesis Solar, LLC, Genesis Solar Funding LLC and NET Holdings Management, LLC, has a term of 20 years, which will be extended for additional five-year periods, unless the applicable entity informs NEER in writing that it does not intend to extend the term of the agreement. The U.S. Project ASAs for each of Genesis Solar, LLC and Genesis Solar Funding, LLC has a term of 25 years, which will be extended for an additional five-year period, unless Genesis Solar, LLC or Genesis Solar Funding LLC informs NEER in writing that it does not intend to extend the term of the agreement. The U.S. Project ASA for NET Holdings Management, LLC has a term of five years, which will be extended for an additional five-year period, unless NET Holdings Management, LLC informs NEER in writing that it does not intend to extend the term of the agreement. Each U.S. Project ASA contains customary termination provisions.

In consideration for the performance of the administrative services, a subsidiary of NEER receives an annual fee, which will be the full and complete compensation for all costs incurred by NEER in performing administrative services, except for all out of pocket expenses for which NEER is entitled to reimbursement from the applicable entity. The date of, and the annual fee payable (excluding inflation adjustments) under, each of the U.S. Project ASAs in 2017 was:

Party	Date of Agreement	Annual Fee
FPL Energy Vansycle L.L.C. (Stateline)	December 19, 2003, as amended and restated July 24, 2015	$206,000
Northern Colorado Wind Energy, LLC	April 10, 2009, as amended and restated June 12, 2009	$120,000
Elk City Wind, LLC	May 21, 2009, as amended as of February 22, 2010	$122,000
Mountain Prairie Wind	February 22, 2010	$125,000
Baldwin Wind, LLC	July 6, 2010	$125,000
Ashtabula Wind III, LLC	December 22, 2010, as amended and restated July 29, 2015	$125,000
Genesis Solar, LLC	August 22, 2011	$125,000
Perrin Ranch Wind, LLC	August 23, 2012, with an effective date of June 29, 2012	$128,000
Tuscola Bay Wind, LLC	August 23, 2012	$128,000
Canyon Wind	August 23, 2012	$128,000
Genesis Solar Funding, LLC	June 13, 2014	$1
Mammoth Plains Wind Project, LLC	October 27, 2014, as amended and restated December 18, 2014	$125,000
Seiling Wind, LLC	October 28, 2014	$125,000
Seiling Wind II, LLC	October 28, 2014	$125,000
Seiling Wind Portfolio, LLC	October 28, 2014	$1
Seiling Wind Interconnection, LLC	October 28, 2014	$1
Palo Duro Wind Energy, LLC	December 18, 2014	$125,000
Palo Duro Interconnection Services, LLC	December 18, 2014	$125,000
McCoy Solar, LLC	December 19, 2014	$250,000
McCoy Solar Funding, LLC	December 19, 2014	$50,000
Shafter Solar, LLC	April 7, 2015	$125,000
Adelanto Solar, LLC	April 7, 2015	$125,000
Adelanto Solar II, LLC	April 7, 2015	$125,000
Adelanto Solar Holdings, LLC	April 7, 2015	$125,000
Meadowlark Wind, LLC	July 24, 2015	$1
Golden Hills Wind, LLC	September 23, 2015	$125,000
Cedar Bluff Wind, LLC	September 23, 2015	$125,000
Golden West Power Partners, LLC	September 23, 2015	$125,000
Golden Hills Interconnection, LLC	December 14, 2015	$1
Javelina Wind Energy Holdings, LLC	December 30, 2015	$62,500
Javelina Interconnection, LLC	December 30, 2015	$1
Javelina Wind Energy, LLC	December 30, 2015	$62,500
NET Holdings Management, LLC	December 31, 2015	$2,250,000
Nokota Wind, LLC	September 1, 2016	$1
Brady Wind, LLC	September 1, 2016	$125,000
Brady Wind II, LLC	September 1, 2016	$125,000
Brady Interconnection, LLC	September 1, 2016	$1

These amounts are adjusted annually based on the U.S. CPI in each case. For the years ended December 31, 2017, 2016, and 2015, NEER received a total of approximately $5 million, $5 million and $2 million, respectively, in compensation under the U.S. Project ASAs, which includes the annual fee and reimbursement for expenses.

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

For each of the years ended December 31, 2017, 2016 and 2015, NEEC and NECOS, as applicable, received a total of approximately $1 million in compensation under the Canadian ASAs, which includes the annual fee and reimbursement for expenses.

Shared Facilities Agreements

The indirect subsidiaries of NEE listed below under the heading "Related Parties" and certain of NEP’s subsidiaries have entered into shared facilities agreements, as described below. The following table and the accompanying footnotes set forth the material terms of the shared facilities agreements in 2017.

NEP Subsidiary Party	Agreement	Related Parties(1)	Purpose	Payments/Share of Costs (2)
Ashtabula Wind III, LLC	Shared Facilities Agreement, dated November 30, 2010	Ashtabula Wind, LLC	Ashtabula Wind III, LLC granted right to access and use shared facilities.	$0(3)(4)(5)
Northern Colorado Wind Energy, LLC	Amended and Restated Shared Facilities Agreement, dated March 11, 2010	PLI, Logan Wind and Peetz Table	Northern Colorado Wind Energy, LLC granted right to access and use shared transmission facilities.	$42,000(6)(7)
Palo Duro Wind Energy, LLC	Amended and Restated Shared Facilities Agreement, dated October 21, 2014	Palo Duro Wind Interconnection Services, LLC and Palo Duro Wind Energy II, LLC	Palo Duro Wind Energy, LLC granted right to access and use shared transmission facilities.	$0(4)(5)(8)
Bluewater Project Entity	Shared Facilities Agreement, dated June 10, 2014	Goshen Wind, LP	Goshen Wind, LP granted right to access and use an O&M building, a warehouse, and certain equipment held by Bluewater Project Entity.	$621,000(7)(9)
Jericho Wind, LP	Common Facilities Agreement, effective November 6, 2014	Kerwood Wind, LP (Adelaide Wind) and Bornish Wind, LP (Bornish Wind)	Each party is granted the right to access and use of certain shared facilities, which include an O&M building and warehouse owned by Bornish Wind and certain equipment.	$143,000(10)
Baldwin Wind, LLC	Common Facilities Services Agreement, dated October 29, 2010 (amended as of May 12, 2015)	FPL Energy Burleigh County Wind, LLC and Wilton Wind II, LLC	Addresses rights and responsibilities related to O&M and use of common facilities.	$429,000(11)(12)
FPL Energy Vansycle L.L.C. (the Stateline Project Entity)	Common Facilities Services Agreement, dated December 18, 2003	FPL Energy Stateline II, Inc.	Addresses rights and responsibilities related to O&M and use of common facilities.	$107,000(11)(13)
Jericho Wind, LP	Shared Transmission Facilities Co-Owners Agreement, dated August 15, 2014	Adelaide Wind, LP and Bornish Wind, LP	Provides for the mutual understanding of the parties thereto as tenants in common with respect to the ownership, operation, development, financing and holding of their shared transmission facilities	$185,000(10)(11)

NEP Subsidiary Party	Agreement	Related Parties(1)	Purpose	Payments/Share of Costs (2)
Jericho Wind, LP	Billing and Metering Agreement, dated August 15, 2014	Bornish Wind, LP and Kerwood Wind, LP
Establishes and imposes limitations, restrictions, covenants and conditions to provide for the proper and orderly metering, billing and reconciliation of, and allocation of losses to and curtailment for each party's project.
$0(11)
Stateline Project Entity	Two Transmission Line Easement Agreements, each dated December 18, 2003	FPL Energy Stateline II, Inc.	Stateline Project Entity granted a non-exclusive easement to FPL Energy Stateline II, Inc. over certain real property owned by Stateline Project Entity relating to energy transmission by Vansycle II.	$0(11)(14)
Stateline Project Entity	Cotenancy Agreement, dated December 18, 2003	FPL Energy Stateline II, Inc.	Governs rights and obligations as tenants in common with respect to common facilities.	$0(11)(15)
Golden Hills Wind, LLC	Shared Facilities Agreement, dated December 7, 2015	Golden Hills North Wind, LLC	Golden Hills Wind, LLC granted right to access and use shared transmission facilities.	$0(4)(5)(16)
Golden Hills Wind, LLC	Common Facilities Agreement, dated December 7, 2016	Golden Hills North Wind, LLC, Diablo Winds, LLC, Vasco Winds, LLC	Addresses rights and responsibilities related to O&M and use of common facilities.	$0(5)(17)
Javelina Wind Energy, LLC	Common Facilities Agreement, dated December 8, 2015	Javelina Wind Energy II, LLC	Addresses rights and responsibilities related to O&M and use of common facilities.	$0(5)(18)
Javelina Wind Energy, LLC	Shared Facilities Agreement, dated December 30, 2015	Javelina Wind Energy II, LLC	Javelina Wind Energy, LLC granted right to access and use shared transmission facilities.	$0(4)(5)(19)
Genesis Solar, LLC	Joint Use Pole Agreement, dated October 20, 2010, and Memorandum of Joint Use Pole Agreement, Partial Assignment of Easements and Consent to Entry, dated November 15, 2010	Blythe Energy, LLC	Genesis is granted right to use certain pole structure of the transmission line owned and operated by Blythe Energy, LLC, and Blythe Energy, LLC provides easements in furtherance thereof.	$0(20)
McCoy Solar, LLC	Joint Use Pole Agreement, dated October 20, 2010, and Memorandum of Joint Use Pole Agreement, Partial Assignment of Easements and Consent to Entry, dated November 21, 2014	Blythe Energy, LLC	McCoy is granted right to use certain pole structure of the transmission line owned and operated by Blythe Energy, LLC, and Blythe Energy, LLC provides easements in furtherance thereof.	$0(20)

(1)	Each of the related parties is an indirect subsidiary of NEE.

(2)	Reflects amount paid by NEP subsidiary in 2017.

(3)	O&M costs and expenses for shared facilities are allocated 100% to Ashtabula Wind, LLC.

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

(16)
Golden Hills Wind, LLC and Golden Hills North Wind, LLC own 67.6% and 32.4%, respectively, of the membership interest in Golden Hills Interconnection, LLC. The O&M costs and expenses of the shared facilities are allocated 100% to Golden Hills Wind, LLC until such time as the project owned by Golden Hills North Wind, LLC is energized, and on a 67.6%/32.4% basis with Golden Hills North Wind, LLC thereafter.

(17)	Each party is responsible for its pro rata share of all expenses attributable to the shared facilities based upon relative MW percentage of each project to the total MWs of the projects combined.

(18)
Javelina Wind Energy, LLC and Albercas Wind Energy II, LLC own 55% and 45%, respectively, of the membership interest in Javelina Interconnection, LLC. The O&M costs and expenses of the common facilities are allocated 100% to Javelina Wind Energy, LLC until such time as the project owned by Albercas Wind Energy II, LLC is energized, and on a 55%/45% basis with Albercas Wind Energy II, LLC thereafter. NEOS is designated as operator under the agreement.

(19)
Javelina Wind Energy, LLC and Albercas Wind Energy II, LLC own 55% and 45%, respectively, of the membership interest in Javelina Interconnection, LLC. The O&M costs and expenses of the shared facilities are allocated 100% to Javelina Wind Energy, LLC until such time as the project owned by Albercas Wind Energy II, LLC is energized, and on a 55%/45% basis with Albercas Wind Energy II, LLC thereafter.

(20)
Each party is required to pay the other party for any costs and/or lost revenues borne by the other party resulting from the need to deenergize the other party's line for purposes of performing maintenance on its own transmission line. Upon the abandonment of the use of any joint use pole by either party, the agreement will terminate with respect to the specific joint use poles affected by the abandonment.

Transmission Services Agreement

Northern Colorado Wind Energy, LLC entered into an Amended and Restated Transmission Services Agreement dated January 18, 2010 (the Northern Colorado TSA), with PLI. The Northern Colorado TSA will continue in effect until December 31, 2032 and will be automatically extended for successive one-year periods unless Northern Colorado Wind Energy, LLC provides prior notice to PLI that it does not wish the term to be automatically extended. Pursuant to the agreement, PLI provides transmission service for Northern Colorado from PLI’s transmission line to the Public Service Company of Colorado transmission system. Northern Colorado Wind Energy, LLC pays PLI a monthly transmission service charge to compensate PLI for operating and maintaining the transmission line. Northern Colorado Wind Energy, LLC also reimburses PLI for any sales or use taxes payable by PLI with respect to the transmission services performed under the Northern Colorado TSA. For each of the years ended December 31, 2017, 2016 and 2015, PLI received a total of approximately $2 million in compensation under the Northern Colorado TSA.

Either party to the Northern Colorado TSA may terminate the Northern Colorado TSA upon the other party’s payment default or failure to perform any other material term in the Northern Colorado TSA that is not cured during the applicable cure period and on the later of: (i) after notice is given; or (ii) filing with the FERC of a notice of termination.

New Project Adverse Effect Agreement

Perrin Ranch Wind, LLC and Tuscola Bay Wind, LLC each entered into a New NextEra Energy Resources Project Adverse Effect Agreement, dated September 27, 2012, with NEER (collectively, the Adverse Effect Agreements). Under the Adverse Effect Agreements, each of Perrin Ranch Wind, LLC and Tuscola Bay Wind, LLC agreed that NEER or any of NEER’s affiliates may construct a new wind farm or expand an existing wind farm (i) located within 2.5 miles of any of its project’s wind turbines; or (ii) which has the right to use any transmission, interconnection or other facilities of its project (a New NextEra Project), provided that if it is determined by a curtailment consultant that such New NextEra Project will have a detrimental effect on Perrin Ranch or Tuscola Bay, as applicable, upon the commencement of operations of such New NextEra Project, the New NextEra Project will agree to be curtailed prior to any required curtailment of Perrin Ranch or Tuscola Bay, as applicable. NEER has also agreed that prior to the transfer to a non-affiliate of any direct or indirect interest in an affiliate of NEER that has the right to construct a New NextEra Project, the non-affiliate will be required to become a party to the applicable Adverse Effect Agreement.

Genesis Technical Support and Services Agreement

Genesis Solar, LLC entered into a Technical Support and Services Agreement, dated August 22, 2011, with NEER (the Genesis Technical Support and Services Agreement). The agreement may be terminated by either party at any time by giving the other party prior written notice of the effective date of the termination. Pursuant to the agreement, NEER arranges for the provision of services performed by third parties; pays for other incidental expenses incurred in connection with the provision of services, for which expenses it is reimbursed; provides project siting and development services; provides engineering services; and provides construction and construction management services. NEER is reimbursed for the actual cost of all third party and other services provided. For the years ended December 31, 2017, 2016 and 2015, the amount paid to NEER under the Genesis Technical Support and Services Agreement was approximately $2 million, $3 million and $5 million, respectively, consisting of reimbursements for third-party expenses and the cost of services provided.

McCoy Construction Coordination Agreement

McCoy Solar, LLC entered into a Construction Coordination Agreement, dated December 19, 2014 with NEER (the McCoy Construction Coordination Agreement). The agreement automatically terminates upon final completion of the project, subject to monthly extensions thereafter. The agreement also contains customary termination provisions. Under the McCoy Construction

Coordination Agreement, NEER provides technical support to coordinate the efforts of the various contractors engaged to complete the project, to act as McCoy Solar, LLC’s representative under those contracts and to coordinate work under the construction contracts, to prepare and update the construction budget, and to perform other construction related tasks, For its services as coordinator, NEER received an annual fee of $120,000, together with reimbursements for expenses. For the year ended December 31, 2017, 2016 and 2015, NEER received a total of approximately $51,000, $120,000 and $124,000, respectively, in compensation under the McCoy Construction Coordination Agreement.

Energy Management Agreement

Golden Hills Wind, LLC entered into an Amended and Restated Energy Management Agreement, effective as of December 5, 2014 (the EMA), with NextEra Energy Marketing, LLC (NEM), a wholly owned subsidiary of NEE. The agreement provides that NEM shall act as the agent of Golden Hills Wind, LLC with respect to sales of energy market products, as contemplated by the related power purchase agreement, by Golden Hills Wind into the California Independent System Operator, Inc. market, third-party bilateral markets and/or other markets that are commercially available. The EMA was for an initial term of two years and may be renewed by Golden Hills Wind, LLC for successive two year terms upon written notice to NEM requesting renewal at least 60 days prior to the beginning of such renewal term. NEM provides Golden Hills Wind, LLC with a monthly statement setting forth the revenue received from sales of energy products under the EMA, less the monthly management fee and pass-through amounts. For the years ended December 31, 2017, 2016 and 2015, NEM received approximately $433,000, $423,000 and $0, respectively, in compensation under the EMA.

Intrastate Natural Gas Transportation Service Agreements

From time to time, each of Monument Pipeline LP, South Shore Pipeline, L.P., Mission Valley Pipeline Company, LP, Mission Natural Gas Company, LP and LaSalle Pipeline, LP (each, a NGTSA Pipeline Entity) enters into Natural Gas Transportation Agreements (collectively, the NGTSAs) with NEM. NEM acts on each NGTSA Pipeline Entity’s behalf with respect to such entity’s ultimate natural gas transportation customer.

Under the NGTSAs, each NGTSA Pipeline Entity provides one of six services: firm transportation service, enhanced transportation service, interruptible transportation service, authorized overrun service, park and loan service and no notice service. Each NGTSA carries an initial term that varies between one month and one year and, upon expiration of the initial term, the contract is automatically renewed on a month to month basis. After the expiration of the initial term, each party may cancel the agreement upon 30 days' or 60 days' (depending on the contracting NGTSA Pipeline Entity) written notice to the other party.

In addition to a transportation rate payable under each NGTSA, the NGTSA Pipeline Entities are also reimbursed by NEM for certain third party fees. The below table lists the fees and reimbursements received under the NGTSAs for the years ended December 31, 2017, 2016 and 2015, respectively, by each NGTSA Pipeline Entity in the aggregate, inclusive of fees and reimbursements:

	Transportation Rates and Reimbursements
Pipeline Entity	2017	2016	2015
Monument Pipeline LP	$4,659,000	$8,505,000	$1,340,000
South Shore Pipeline, L.P.	$1,653,000	$649,000	$—
Mission Valley Pipeline Company, LP	$111,000	$87,000	$44,000
Mission Natural Gas Company, LP	$62,000	$62,000	$16,000
LaSalle Pipeline, LP	$212,000	$180,000	$43,000
NET Mexico Pipeline Partners, LLC	$4,000	$—	$—

Section 311 Natural Gas Transportation Service Agreements

From time to time, Eagle Ford Midstream, LP enters into NGPA Section 311 Natural Gas Transportation Service Agreements (collectively, the Eagle Ford NGTSAs) with NEM. NEM acts on Eagle Ford Midstream, LP’s behalf with respect to such entity’s ultimate natural gas transportation customer. Under each Eagle Ford NGTSA, Eagle Ford Midstream, LP provides, transports and delivers natural gas on the behalf of NEPM (and the ultimate customer) on a firm basis, subject to the applicable pipeline’s operational capacity and force majeure events. In addition to a transportation rate payable under each Eagle Ford NGTSA, Eagle Ford Midstream, LP is also reimbursed by NEM for certain third party fees. Each Eagle Ford NGTSA carries an initial term that may vary between one month and one year and, upon expiration of the initial term, the contract is automatically renewed on a month to month basis. After the expiration of the initial term, each party may cancel the agreement upon 30 days written notice to the other party. For the years ended December 31, 2017, 2016 and 2015, NEM paid Eagle Ford Midstream, LP approximately $264,000, $416,000 and $28,000, respectively, in the aggregate under the Eagle Ford NGTSAs, inclusive of fees and reimbursements.

Fuel Management Services Agreements

As of October 1, 2015, NET Holdings Management, LLC entered into a Fuel Management Services Agreement with NEM. NET Holdings Management, LLC is a subsidiary of NEP OpCo and owns the Texas pipelines. Under this agreement, NEM provides support for NET Holdings Management, LLC’s obligations to the Texas pipelines under various natural gas sale and purchase, fuel supply, balancing, peaking and other gas-related agreements to supply and manage the Texas pipelines. The agreement initially expired on December 31, 2016, and automatically renewed for a one year term at that time. The agreement will automatically renew for successive one year terms unless either party gives 60 days' prior written notice of an election not to renew prior to the renewal. NEPM provides NET Holdings Management, LLC with a monthly statement setting forth the monthly payment due from either NEPM to NET Holdings Management, LLC, or NET Holdings Management, LLC to NEM, based upon revenues received in the performance of the services on behalf of the Texas pipelines under the agreement, less costs and expenses incurred by NEPM. For the years ended December 31, 2017, 2016 and 2015, NEM paid NET Holdings Management, LLC approximately $2,935,000, $2,758,000 and $361,000, respectively, under this agreement.

Build-Out Agreements

Certain subsidiaries of NEP have entered into build-out agreements with NEER. The build-out agreements provide that if NEER or its affiliates construct additional wind facilities within five kilometers of any wind turbines of the applicable projects, the parties will determine whether such new facilities result in a wind interference effect, transmission access effect or operating and maintenance effect. If the construction of the additional wind facilities would have such an effect, then the NEER affiliate constructing such additional wind farms shall make a payment to the respective party to compensate for such effect. For the years ended December 31, 2017, 2016 and 2015, no payments were made under the build-out agreements. The date of each of the build-out agreements was:

Party	Date
Palo Duro Wind Energy, LLC	December 18, 2014
Mammoth Plains Wind Project, LLC	December 22, 2014
Seiling Wind, LLC and Seiling Wind II, LLC	December 23, 2014
Golden West Power Partners, LLC	December 1, 2015
Golden Hills Wind, LLC and Cedar Bluff Wind, LLC	December 30, 2015
Brady Wind, LLC	December 9, 2016
NextEra Energy Partners Acquisitions, LLC	May 1, 2017
NextEra Energy Partners Acquisitions, LLC	November 20, 2017

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

NEP OpCo pays NEER an annual credit support fee that is based on NEE’s borrowing costs, subject to adjustment. The fee is calculated as a fixed percentage of the aggregate amount of continuing credit support provided by NEER or its affiliates to NEP’s subsidiaries, excluding credit support for which NEP’s subsidiaries do not have reimbursement obligations as described above. If the aggregate amount of such credit support by NEER or its affiliates increases or decreases, the credit support fee will be adjusted accordingly as determined in good faith by NEER. The credit support fee under the CSCS agreement is an operating expenditure and, therefore, reduces the cash available for distribution to NEP OpCo's unitholders, including NEP, in accordance with NEP OpCo’s partnership agreement. NEP's O&M expense for the years ended December 31, 2017, 2016 and 2015, include approximately $4 million, $3 million and $2 million, respectively, related to the CSCS agreement.

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

Right of First Refusal (ROFR) Agreement

NEP and NEP OpCo have granted NEER a right of first refusal on any proposed sale of any NEP OpCo asset. Pursuant to the terms of the ROFR Agreement, prior to engaging in any negotiation regarding any sale of a NEP OpCo asset, NEP OpCo must first negotiate for 30 days with NEER to attempt to reach an agreement on a sale of such asset to NEER or any of its subsidiaries. If an agreement is not reached within the initial 30-day period, NEP OpCo will be able for a 30-day period to negotiate with any third party for the sale of such asset, but prior to accepting any third party offer, NEP OpCo will be required to restart negotiations with NEER for the next 30 days and will not be permitted to sell the applicable asset to the third party making the offer if NEER agrees to terms substantially consistent with those proposed by such third party. If, by the end of the 30-day period, NEER and NEP OpCo have not reached an agreement, NEP OpCo will have the right to sell such asset to such third party within 30 days.

Licensing Agreements

Under the U.S. trademark licensing agreement, NEE has granted to NEP a limited, personal, non-exclusive, non-transferable, non-assignable license to use the names “NextEra” and “NextEra Energy” in the U.S. Under the Canadian trademark licensing agreement, NECIP granted to NEEC a limited, personal, non-exclusive, non-transferable, non-assignable license to use the names “NextEra” and “NextEra Energy” in Canada. The licensing agreements can be amended only by written agreement of the parties to such agreements.

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

Jericho Receivable

As part of the acquisition of Jericho, NEP acquired a CAD $43.4 million receivable from a subsidiary of NEER relating to operational performance issues at this facility. The receivable is intended to compensate NEP for the operational performance issues and is supported in full by corrective actions or compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum and matures in September 2035. In December 2015, the related receivable agreement was amended such that the principal payments are now payable annually in December, accompanied by the next twelve months interest. Under the amended agreement, NEP received payments of approximately CAD $7 million in December 2017.

Seiling Receivable

As part of the acquisition of Seiling I and Seiling II, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER relating to operational performance issues at this facility. The related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by corrective actions or compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. For each of the years ended December 31, 2017 and 2016, a subsidiary of NEP received payments of approximately $2 million representing principal and interest on the Seiling receivable.

Golden West Acquisition

On May 1, 2017, an indirect subsidiary of NEP acquired Golden West Wind Holdings, LLC for approximately $238 million, subject to customary working capital and other adjustments, and the assumption of $184 million in existing liabilities related to differential membership interests. Golden West Wind Holdings, LLC indirectly owns an approximately 249 MW wind generation facility located in El Paso County, Colorado. The seller is an indirect wholly-owned subsidiary of NEE.

Desert Sunlight, Nokota and Javelina Acquisition

On October 25, 2017, entered into a purchase and sale agreement with an indirect wholly-owned subsidiary of NEER to acquire an indirect 25.9% interest in Desert Sunlight Investment Holdings, LLC and 100% of each of Nokota Wind Holdings, LLC, and Javelina Wind Funding, LLC for approximately $812 million, subject to customary working capital and other adjustments, plus the assumption of approximately $459 million in existing liabilities related to differential membership interests. Nokota Wind Holdings, LLC owns 100% of the Class A membership interests of Nokota Wind, LLC, that indirectly owns two wind generation facilities, Brady Wind I and Brady Wind II, with a combined generating capacity of approximately 299 MW, located in Hettinger and Stark counties, North Dakota. Javelina Wind Funding, LLC owns 100% of the Class A membership interests of Javelina Wind Energy Holdings, LLC, that owns an approximately 250 MW wind generation facility, Javelina I, located in Webb County, Texas. The acquisition closed on November 20, 2017.

Procedures for Review, Approval and Ratification of Related-Person Transactions

The conflicts committee of the board reviews and approves related person transactions to the extent required by NEP's partnership agreement or to the extent that the board seeks the approval of the conflicts committee.

The management of NEP is charged with primary responsibility for determining whether, based on the facts and circumstances, a proposed transaction is a related person transaction. For the purposes of this determination, (1) a related person includes any director or executive officer of NEP, any nominee for director of NEP, any unitholder known to NEP to be the beneficial owner of more than 5% of any class of NEP’s voting securities, and any immediate family member of any such person and (2) a related person transaction includes any transaction, since the beginning of NEP’s last fiscal year, or any currently proposed transaction, in which NEP was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

If, after weighing all of the facts and circumstances, management determines that a proposed transaction is a related person transaction, management must present the proposed transaction to the board for review or, if impracticable under the circumstances, to the chairman of the board. The board must then either approve or reject the transaction. The board may, but is not required to, seek the approval of the conflicts committee for the resolution of any related person transaction.

In addition, certain transactions must be referred to the conflicts committee pursuant to the terms of NEP’s partnership agreement and the conflicts committee’s charter. The conflicts committee charter is available on NEP’s website at www.nexteraenergypartners.com.

Director Independence

The NYSE does not require a listed publicly traded limited partnership, such as NEP, to have a majority of independent directors on the board. For a discussion of the independence of the members of the board of directors of NEP, please see Item 10 - Management of NEP.

Item 14. Principal Accounting Fees and Services

The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees(a)	$2,088,000	$2,124,000
Audit-Related Fees(b)	2,067,000	1,984,000
Tax Fees(c)	—	25,000
All Other Fees	—	—
Total Fees	$4,155,000	$4,133,000
______________________

(a)
Audit fees consist of fees billed for professional services rendered for the audit of NEP's annual consolidated financial statements for the fiscal year and the reviews of the financial statements included in Quarterly Reports on Form 10-Q during the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters.

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

In 2017 and 2016, no services provided to NEP by Deloitte & Touche were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

The audit committee has determined that the non-audit services provided by Deloitte & Touche during 2017 were compatible with maintaining that firm’s independence.

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
2.1*
Membership Interest Purchase Agreement by and among Dearing Holdings, LP, Gutierrez Holdings, LP, Mission Pipeline Midstream, Inc., NET Investment Company LLC, Midstream Partners Sellers’ Representative LLC, Jerry Dearing and Joe Gutierrez, NextEra Energy Partners, LP, ArcLight Capital Partners, LLC, National Energy & Trade, LP and NET Holdings Management, LLC, dated as of July 31, 2015 (filed as Exhibit 2 to Form 8-K dated July 31, 2015, File No. 1-36518)

2.2*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.3*
Amendment to Amended and Restated Purchase and Sale Agreement (Desert Sunlight, Nokota, and Javelina Projects Annex), dated as of October 25, 2017, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

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
4.1*
Indenture, dated as of September 8, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Form 8-K dated September 8, 2017, File No. 1-36518)

4.2*
Indenture, dated as of September 25, 2017, between NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.3*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.2 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.4*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.5*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.25% Senior Notes due 2024 and the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 19, 2017, File No. 1-36518)

10.1*
Second Amended and Restated Management Services Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP, and NextEra Energy Management Partners, LP (filed as Exhibit 10.2 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.2*
Amended and Restated Right of First Offer Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.3*
Equity Purchase Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.4 to Form 8‑K dated July 1, 2014, File No. 1-36518)

Exhibit Number	Description
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
10.6*
Amended and Restated Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of October 24, 2017 (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.7*
Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.8*
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy Canada Partners Holdings, ULC, NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, Bank of America, N.A. (Canada Branch), as Canadian agent for the lenders, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015, File No. 1-36518)

10.9*	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP (filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.10*
Second Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of August 4, 2017 (filed as Exhibit 10.1 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.11*
Right of First Refusal Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP, and NextEra Energy Resources, LLC (filed as Exhibit 10.3 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.12*
Series A Preferred Unit Purchase Agreement, dated June 20, 2017, among NextEra Energy Partners, LP and the purchasers party thereto (filed as Exhibit 10 to Form 8-K dated June 20, 2017, File No. 1-36518)

10.12(a)*
Amendment No. 1 to Series A Preferred Unit Purchase Agreement, dated as of June 28, 2017, among NextEra Energy Partners, LP and the purchasers thereto (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-36518)

10.13*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.14*	Form of NextEra Energy Partners, GP, Inc. Indemnity Agreement (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.15*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners GP, Inc. effective January 1, 2017 (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2016, File No. 1-36518)

10.16	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2018
10.17	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan
12	Computation of Ratios
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
__________________________

*	Incorporated herein by reference.

NEP agrees to furnish to the SEC upon request any instrument with respect to long-term debt that NEP has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 20, 2018

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES L. ROBO
James L. Robo Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with NextEra Energy Partners, LP and on the date indicated.

Signature and Title as of February 20, 2018:

JOHN W. KETCHUM	TERRELL KIRK CREWS, II
John W. Ketchum Chief Financial Officer and Director (Principal Financial Officer)	Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)

SUSAN DAVENPORT AUSTIN	ARMANDO PIMENTEL, JR.
Susan Davenport Austin Director	Armando Pimentel, Jr. Director

MARK E. HICKSON	JAMES N. SUCIU
Mark E. Hickson Director	James N. Suciu Director

PETER H. KIND
Peter H. Kind Director