Form 10-Q
period 2018-03-31
NextEra Energy Partners, LP
filed 2018-04-24
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding at March 31, 2018:  54,313,714

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2017 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2017
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	amended and restated cash sweep and credit support agreement
FIT	Feed-in-Tariff
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
preferred units	Series A convertible preferred units representing limited partner interests in NEP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 6 for a description of the noncontrolling interest in NEP OpCo.

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

Operational Risks

•	NEP has a limited operating history and its projects include renewable energy projects that have a limited operating history. Such projects may not perform as expected.

•	NEP's ability to make cash distributions to its unitholders is affected by wind and solar conditions at its renewable energy projects.

•	NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

•	Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned power outages, reduced output, personal injury or loss of life.

•	Natural gas gathering and transmission activities involve numerous risks that may result in accidents or otherwise affect the Texas pipelines’ operations.

•	NEP depends on certain of the renewable energy projects and pipelines in its portfolio for a substantial portion of its anticipated cash flows.

•	NEP is pursuing the expansion of natural gas pipelines in its portfolio that will require up-front capital expenditures and expose NEP to project development risks.

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

Risks Related to Ownership of NEP's Units

•	NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.

•	If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

•	Holders of NEP's units may be subject to voting restrictions.

•	NEP's partnership agreement replaces the fiduciary duties that NEP GP and NEP's directors and officers might have to holders of its common units with contractual standards governing their duties.

•
NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP's directors or NEP GP that might otherwise constitute breaches of fiduciary duties.

•	Certain actions of NEP require the consent of NEP GP.

•	Holders of NEP's common units and preferred units currently cannot remove NEP GP without NEE's consent.

•	NEE's interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.

•	The IDR fee may be assigned to a third party without unitholder consent.

•	NEP may issue additional units without unitholder approval, which would dilute common unitholder interests.

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

•	The board, a majority of which may be affiliated with NEE, decides whether to retain separate counsel, accountants or others to perform services for NEP.

•	The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

•	Any issuance of preferred units will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

•	The preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of the common units.

Taxation Risks

•	NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.

•	NEP's ability to use NOLs to offset future income may be limited.

•	NEP will not have complete control over NEP's tax decisions.

•	A valuation allowance may be required for NEP's deferred tax assets.

•	Distributions to unitholders may be taxable as dividends.

•
Unitholders who are not resident in Canada may be subject to Canadian tax on gains from the sale of common units if NEP’s common units derive more than 50% of their value from Canadian real property at any time.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2017 Form 10-K and investors should refer to that section of the 2017 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017(a)
OPERATING REVENUES
Renewable energy sales	$156	$149
Texas pipelines service revenues	56	49
Total operating revenues(b)	212	198
OPERATING EXPENSES
Operations and maintenance(c)	64	56
Depreciation and amortization	53	56
Taxes other than income taxes and other	5	4
Total operating expenses	122	116
OPERATING INCOME	90	82
OTHER INCOME (DEDUCTIONS)
Interest expense	(103)	(43)
Benefits associated with differential membership interests - net	—	31
Equity in earnings of equity method investee	3	2
Equity in earnings of non-economic ownership interests	6	—
Other - net	2	—
Total other income (deductions) - net	(92)	(10)
INCOME (LOSS) BEFORE INCOME TAXES	(2)	72
INCOME TAXES	19	14
NET INCOME (LOSS)	(21)	58
Net income attributable to preferred distributions	(6)	—
Net (income) loss attributable to noncontrolling interests(d)	100	(46)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$73	$12

Weighted average number of common units outstanding - basic	54.3	54.2
Weighted average number of common units outstanding - assuming dilution	74.0	54.2
Earnings per common unit attributable to NextEra Energy Partners, LP - basic	$1.35	$0.22
Earnings per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$1.21	$0.22
Distributions per common unit	$0.4050	$0.3525
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	Includes related party revenues of approximately $2 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $31 million and $26 million for the three months ended March 31, 2018 and 2017, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $12 million for the three months ended March 31, 2018 and 2017, respectively. Total O&M expenses presented include related party amounts of approximately $24 million and $21 million for the three months ended March 31, 2018 and 2017, respectively.

(d)	For the three months ended March 31, 2017, net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017(a)
NET INCOME (LOSS)	$(21)	$58
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 and $1 tax expense, respectively)	1	2
Net unrealized losses on foreign currency translation (net of $0 tax benefit and $0 tax expense, respectively)	(4)	—
Other comprehensive income related to equity method investee (net of $0 and $0 tax expense, respectively)	4	1
Total other comprehensive income, net of tax	1	3
COMPREHENSIVE INCOME (LOSS)	(20)	61
Comprehensive income attributable to preferred distributions	(6)	—
Comprehensive (income) loss attributable to noncontrolling interests(b)	99	(48)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$73	$13
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)
For the three months ended March 31, 2017, comprehensive income attributable to noncontrolling interests includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$164	$154
Accounts receivable	72	85
Due from related parties	91	88
Restricted cash	12	25
Assets held for sale	913	—
Other current assets	38	46
Total current assets	1,290	398
Non-current assets:
Property, plant and equipment - net	5,239	6,197
Deferred income taxes	152	181
Intangible assets – customer relationships - net	657	661
Goodwill	628	628
Investment in equity method investee	215	218
Investments in non-economic ownership interests	11	11
Other non-current assets	94	101
Total non-current assets	6,996	7,997
TOTAL ASSETS	$8,286	$8,395
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10	$26
Due to related parties	39	45
Current maturities of long-term debt	62	99
Accrued interest	13	39
Derivatives	4	11
Liabilities associated with assets held for sale	824	—
Other current liabilities	40	56
Total current liabilities	992	276
Non-current liabilities:
Long-term debt	3,518	4,218
Deferral related to differential membership interests	—	1,442
Deferred income taxes	5	63
Asset retirement obligation	68	81
Non-current due to related party	22	21
Other non-current liabilities	116	86
Total non-current liabilities	3,729	5,911
TOTAL LIABILITIES	4,721	6,187
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (14.0 units issued and outstanding)	548	548
Common units (54.3 units issued and outstanding)	1,699	1,639
Accumulated other comprehensive income	1	1
Noncontrolling interests	1,317	20
TOTAL EQUITY	3,565	2,208
TOTAL LIABILITIES AND EQUITY	$8,286	$8,395

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21)	$58
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53	56
Change in value of derivative contracts	51	2
Deferred income taxes	16	13
Benefits associated with differential membership interests - net	—	(31)
Equity in earnings of equity method investee, net of distributions received	7	11
Equity in earnings of non-economic ownership interests	(6)	—
Other - net	(2)	3
Changes in operating assets and liabilities:
Accounts receivable	(11)	(11)
Other current assets	2	(2)
Other non-current assets	1	(7)
Accounts payable and accrued expenses	(1)	(2)
Due to related parties	(5)	(1)
Other current liabilities	(33)	(23)
Payment of acquisition holdback	—	(14)
Other non-current liabilities	2	9
Net cash provided by operating activities	53	61
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4)	(316)
Payments to related parties under CSCS agreement - net	(2)	(32)
Net cash used in investing activities	(6)	(348)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	210
Retirements of long-term debt	(31)	(37)
Partners/Members' contributions	29	304
Partners/Members' distributions	(66)	(79)
Preferred unit distributions	(3)	—
Proceeds from differential membership investors	28	18
Payments to differential membership investors	(5)	(5)
Change in amounts due to related parties	—	(1)
Payment of acquisition holdback	—	(186)
Net cash provided by (used in) financing activities	(48)	224
Effect of exchange rate changes on cash	(1)	1
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(62)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	198	191
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$196	$129
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partners/Members' noncash distributions	$17	$—
Members’ noncash contributions for construction costs and other	$—	$5
Change in noncash investments in equity method investees - net	$2	$—
Accrued but not paid for capital and other expenditures	$1	$3
Accrued preferred distributions	$6	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1 and Note 10 - Restricted Cash.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balances, December 31, 2017	14	$548	54.3	$1,639	$1	$20	$2,208
Related party note receivable	—	—	—	—	—	29	29
Net income	—	6	—	73	—	(100)	(21)
Other comprehensive income	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(64)	(64)
Changes in non-economic ownership interests and equity method investee	—	—	—	—	—	(6)	(6)
Differential membership investment activity	—	—	—	—	—	23	23
Distributions to unitholders(a)	—	(6)	—	(22)	—	—	(28)
Adoption of accounting standards update	—	—	—	9	—	1,414	1,423
Balances, March 31, 2018	14	$548	54.3	$1,699	$1	$1,317	$3,565

	Units	Limited Partners	Accumulated Other Comprehensive Loss	Non- controlling Interests(b)	Total Equity(b)
Balances, December 31, 2016	54.2	$1,746	$(3)	$823	$2,566
Net income(c)	—	12	—	46	58
Other comprehensive income	—	—	1	2	3
Related party contributions	—	—	—	309	309
Related party distributions	—	—	—	(60)	(60)
Changes in non-economic ownership interests and equity method investee	—	—	—	(1)	(1)
Distributions to unitholders	—	(19)	—	—	(19)
Balances, March 31, 2017	54.2	$1,739	$(2)	$1,119	$2,856
____________________

(a)	At March 31, 2018, approximately $6 million of preferred unit distributions were accrued and are payable in May 2018.

(b)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(c)	Net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2017 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions

During 2017, a subsidiary of NEP completed acquisitions from NEER which were transfers of assets between entities under common control that are required to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted for the three months ended March 31, 2017 to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

In August 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, beginning in January 2018, acquisitions from NEER will no longer be treated as common control acquisitions and NEP's financial statements will no longer be retrospectively adjusted for such acquisitions.

2. Revenue

Effective January 1, 2018, NEP adopted an accounting standards update that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts (new revenue standard). Under the new revenue standard, revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP adopted the new revenue standard using the modified retrospective approach applying it only to contracts that were not complete at January 1, 2018. NEP did not recognize a cumulative effect adjustment on January 1, 2018 because revenue recognized under the new accounting standard remained consistent with historical practice.

NEP's operating revenues are generated primarily from various non-affiliated parties under long-term power purchase agreements, FIT agreements and RESOP agreements (collectively, PPAs) and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Substantially all of the PPAs are accounted for as operating leases and are not considered contracts with customers within the scope of the new revenue standard. Included in NEP’s operating revenues for the three months ended March 31, 2018, is approximately $12 million and $55 million of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. At March 31, 2018, NEP's accounts receivable balances related to contracts with customers was approximately $23 million.
NEP recognizes revenues as energy and any related renewable energy attributes are delivered or natural gas transportation services are performed, consistent with the amounts billed to customers based on rates stipulated in the respective PPAs. NEP considers the amount billed to represent the value of energy delivered or services provided to the customer. NEP’s customers typically receive bills monthly with payment due within 30 days.
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2018 to 2035. At March 31, 2018, NEP expects to record approximately $2.0 billion of revenues over the remaining terms of the related contacts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2035, will vary based on the volume of energy delivered.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Income Taxes

For periods through December 31, 2017, when NEP acquired a NEER project, income taxes were calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired. As a result of the governance changes discussed in Note 1, beginning in January 2018, acquisitions from NEER are no longer treated as common control acquisitions, and income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to the U.S. and Canadian projects, allocated by NEP OpCo. NEP's Canadian subsidiaries are all Canadian taxpayers, and therefore NEP recognizes in income all of the Canadian taxes. Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interests includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

On December 22, 2017, the Tax Cuts and Jobs Act (tax reform) was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEP performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEP's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEP’s net deferred income tax assets by approximately $101 million, which decreased NEP’s 2017 net income and net income attributable to NEP. While NEP continues to believe that the provisional tax reform adjustment is a reasonable estimate of the effects on its existing deferred taxes, additional analysis and detailed reviews are still being performed to finalize the accounting for the remeasurement of deferred tax assets and liabilities as a result of the enactment of tax reform.

The effective tax rates for the three months ended March 31, 2018 and 2017 were approximately (950)% and 19%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions (earnings mix), valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interests and the taxation of Canadian income in both Canada and the U.S. During the three months ended March 31, 2018, NEP recorded an income tax charge of approximately $20 million related to the $231 million adjustment to differential membership interests as a result of the change in federal corporate income taxes due to tax reform that became effective January 1, 2018 (see Note 10 - Accounting for Partial Sales of Nonfinancial Assets).

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$19	$—	$19	$61	$—	$61
Restricted cash equivalents(a)	21	—	21	31	—	31
Interest rate contracts	—	44	44	—	15	15
Total assets	$40	$44	$84	$92	$15	$107
Liabilities:
Interest rate contracts	$—	$125	$125	$—	$44	$44
Foreign currency contracts	—	1	1	—	3	3
Total liabilities	$—	$126	$126	$—	$47	$47
____________________

(a)
At March 31, 2018 and December 31, 2017, approximately $9 million and $7 million, respectively, of restricted cash equivalents are included in other non-current assets on NEP's condensed consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,580	$3,541	$4,317	$4,456
____________________

(a)
At March 31, 2018 and December 31, 2017, approximately $3,051 million and $3,552 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). The March 31, 2018 carrying value excludes debt totaling approximately $690 million which is reflected in liabilities associated with assets held for sale on NEP's condensed consolidated balance sheets for which the carrying value approximates fair value. See Note 10 - Assets and Liabilities Associated with Assets Held for Sale.

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities in its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income. In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At March 31, 2018 and December 31, 2017, the combined notional amounts of the interest rate contracts were approximately $8,590 million and $3,609 million, respectively.

At March 31, 2018, NEP's AOCI included amounts related to discontinued cash flow hedges, which have expiration dates through 2033. At March 31, 2018, approximately $5 million of net unrealized losses are expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

NEP enters into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. At March 31, 2018 and December 31, 2017, the notional amount of the foreign currency contracts was approximately $53 million and $62 million, respectively. During the three months ended March 31, 2018 and 2017, NEP recorded approximately $1 million of gains and $1 million of losses, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income. In April 2018, NEP entered into a foreign exchange forward agreement with a notional amount of CAD $741 million to manage foreign currency exchange rate risk associated with the cash consideration NEP expects to receive upon closing of the sale discussed in Note 10 - Assets and Liabilities Associated with Assets Held for Sale.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2018 and December 31, 2017, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	March 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$44	$125	$26	$107
Foreign currency contracts	—	1	—	1
Total fair values	$44	$126	$26	$108

Net fair value by balance sheet line item:
Other current assets			$10
Assets held for sale			4
Other non-current assets			12
Current derivative liabilities				$4
Liabilities associated with assets held for sale				6
Other non-current liabilities				98
Total derivatives			$26	$108

	December 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$18	$47
Foreign currency contracts	—	3	—	3
Total fair values	$15	$47	$18	$50

Net fair value by balance sheet line item:
Other current assets			$10
Other non-current assets			8
Current derivative liabilities				$11
Other non-current liabilities				39
Total derivatives			$18	$50

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2018	2017
	(millions)
Interest rate contracts:
Losses reclassified from AOCI to interest expense	$(2)	$(3)
Losses recognized in interest expense	$(52)	$(2)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2018 and December 31, 2017, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $116 million and $17 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2018, NEP owned an approximately 34.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.1% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In addition, at March 31, 2018, NEP OpCo consolidated seven VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate ten wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to related party, of the VIEs, totaled approximately $2,816 million and $68 million, respectively, at March 31, 2018. The assets, primarily property, plant and equipment - net, and liabilities, primarily deferral related to differential membership interests, totaled approximately $2,840 million and $1,515 million, respectively, at December 31, 2017.

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2018 and December 31, 2017, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Equity - On April 23, 2018, the board of directors of NEP authorized a distribution of $0.42 per common unit payable on May 15, 2018 to its common unitholders of record on May 7, 2018.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method.

The reconciliation of NEP's basic and diluted earnings per unit is as follows:

Three Months Ended March 31, 2018
(millions, except per unit amounts)
Numerator:
Net income attributable to NEP – basic	$73
Adjustments for convertible notes and preferred units	16
Net income attributable to NEP used to compute diluted earnings per unit	$89
Denominator:
Weighted-average number of common units outstanding – basic	54.3
Convertible notes and preferred units	19.7
Weighted-average number of common units outstanding – assuming dilution	74.0
Earnings per unit attributable to NEP:
Basic	$1.35
Assuming dilution	$1.21

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended March 31, 2018
Balances, December 31, 2017	$1	$(98)	$(30)	$(127)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized losses on foreign currency translation	—	(4)	—	(4)
Other comprehensive income related to equity method investee	—	—	4	4
Net other comprehensive income (loss)	1	(4)	4	1
Balances, March 31, 2018	$2	$(102)	$(26)	$(126)
AOCI attributable to noncontrolling interest	$—	$(99)	$(28)	$(127)
AOCI attributable to NEP	$2	$(3)	$2	$1

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended March 31, 2017
Balances, December 31, 2016	$(4)	$(105)	$(35)	$(144)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Other comprehensive income related to equity method investee	—	—	1	1
Net other comprehensive income	2	—	1	3
Balances, March 31, 2017	$(2)	$(105)	$(34)	$(141)
AOCI attributable to noncontrolling interest	$(3)	$(101)	$(35)	$(139)
AOCI attributable to NEP	$1	$(4)	$1	$(2)

9. Related Party Transactions

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day to day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three months ended March 31, 2018 and 2017 include approximately $18 million and $16 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to a CSCS agreement with NEER under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2018 and 2017 include approximately $1 million and $1 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At March 31, 2018 and December 31, 2017, the cash sweep amounts held in accounts belonging to NEER or its subsidiaries were approximately $89 million and $87 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At March 31, 2018, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $624 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At March 31, 2018, NEER guaranteed a total of approximately $66 million related to these obligations.

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

Transportation and Fuel Management Agreements - In connection with the Texas pipelines acquisition, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three months ended March 31, 2018 and 2017, NEP recognized approximately $2 million and $5 million, respectively, in revenues related to the transportation and fuel management agreements.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - In the fourth quarter of 2017, NEP early adopted an accounting standards update which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. NEP adopted the standards update retrospectively, which adoption did not have a material impact to the condensed consolidated statements of cash flows.

Current restricted cash on NEP's condensed consolidated balance sheets and approximately $20 million and $19 million of other non-current assets on NEP's condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Assets and Liabilities Associated with Assets Held for Sale - In March 2018, a subsidiary of NEP entered into an agreement to sell its indirect ownership interest in four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. The transaction is expected to close in the second quarter of 2018, pending the receipt of necessary regulatory approvals and satisfaction of other customary closing conditions. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEP's condensed consolidated balance sheets primarily represent property, plant and equipment and the related long-term debt.

Accounting for Partial Sales of Nonfinancial Assets - Effective January 1, 2018, NEP adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets using the modified retrospective approach. This standards update affects the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors. The primary impact of adopting the standards update was an increase to noncontrolling interests which includes the reclassification of the $1,442 million liability reflected as deferral related to differential membership interests on NEP's condensed consolidated balance sheets at December 31, 2017. See the condensed consolidated statements of changes in equity. During the three months ended March 31, 2018, approximately $38 million was recorded as net loss attributable to noncontrolling interests in NEP's condensed consolidated statements of income as the third-party investors received their portion of the economic attributes of the related facilities. Prior to the adoption, the income related to differential membership interests was being recognized in benefits associated with differential membership interests - net in NEP's condensed consolidated statements of income. Additionally, net loss attributable to noncontrolling interests for the three months ended March 31, 2018 includes approximately $231 million (after-tax $211 million) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

Noncontrolling Interests - At March 31, 2018 and December 31, 2017, NEP's limited partner interest in NEP OpCo was approximately 34.9%. At March 31, 2018, NEE's 65.1% noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the interests related to differential membership interests discussed above are reflected as noncontrolling interests on the condensed consolidated balance sheets. For the three months ended March 31, 2018, the net income attributable to NEE's noncontrolling interest and to the non-affiliated party's 10% interest reduced the net income attributable to NEP unitholders. Additionally, the net loss attributable to differential membership interests increased the net income attributable to NEP unitholders and the net income attributable to NEE's noncontrolling interest. The net impact of the noncontrolling interests is reflected as net (income) loss attributable to noncontrolling interests in the condensed consolidated statements of income.

Leases - In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments, and a right-of-use asset for all leases (with the exception of short-term leases) (new lease standard). The new lease standard also requires new qualitative and quantitative disclosures for both lessees and lessors. The new lease standard will be effective for NEP beginning January 1, 2019. Early adoption is permitted.

NEP is currently reviewing its portfolio of contracts and evaluating the proper application of the new lease standard to these contracts in order to determine the impact the adoption will have on its consolidated financial statements. NEP is implementing a number of system enhancements to facilitate the identification, tracking and reporting of leases based upon the requirements of the new lease standard. NEP is continuing to assess the transition options and practical expedients and monitoring industry implementation issues.

11. Commitments and Contingencies

Contracts - At March 31, 2018, NEP and its subsidiaries have entered into contracts with expiration dates ranging from 2018 through 2065 for the sale of differential membership interests related to certain wind generation facilities, engineering, procurement and construction contracts and agreements that provide for the right to use the land upon which certain projects are located.

At March 31, 2018, payments under these contracts were estimated as follows:

Year Ending December 31,	Commitments
(millions)
Remainder of 2018	$33
2019	36
2020	36
2021	37
2022	37
Thereafter	575
Total estimated payments	$754

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

One of NEP’s solar project's land use agreements includes a right-of-way lease/grant that provides for payments to the BLM for the right to use the public lands upon which the project is located. The lease may be renewed at expiration at the solar project's option and will be subject to the regulations existing at the time of renewal. In connection with the terms of the lease, the solar project obtained a surety bond from a non-affiliated party in favor of the BLM for approximately $23 million. The surety bond remains in effect until the BLM is satisfied that there is no outstanding liability on the bond or satisfactory replacement bond coverage is furnished.

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $82 million in the aggregate. These LOC facilities have maturity dates of June 2022 and July 2022. At March 31, 2018, approximately $68 million of LOCs was outstanding primarily related to debt service reserves and as security for certain of the projects' agreements, including a PPA.

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

Acquisition Holdback - At December 31, 2016, the condensed consolidated balance sheets included an acquisition holdback related to the satisfaction of any indemnification obligations of the Texas pipelines sellers through April 2017 (indemnity holdback). During the three months ended March 31, 2017 the indemnity holdback was released under the terms of the Texas pipelines acquisition agreement and approximately $200 million was paid to the sellers.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At March 31, 2018, NEP owned a controlling, non-economic general partner interest and an approximately 34.9% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2017 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

During 2017, a subsidiary of NEP completed acquisitions from NEER, which were transfers of assets between entities under common control that are required to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted for the three months ended March 31, 2017 to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. Beginning in January 2018, acquisitions from NEER will no longer be treated as common control acquisitions and NEP's financial statements will no longer be retrospectively adjusted for such acquisitions. See Note 1.

Results of Operations

	Three Months Ended March 31,
	2018	2017(a)
	(millions)
Statement of Income Data:
OPERATING REVENUES
Renewable energy sales	$156	$149
Texas pipelines service revenues	56	49
Total operating revenues	212	198
OPERATING EXPENSES
Operations and maintenance	64	56
Depreciation and amortization	53	56
Taxes other than income taxes and other	5	4
Total operating expenses	122	116
OPERATING INCOME	90	82
OTHER INCOME (DEDUCTIONS)
Interest expense	(103)	(43)
Benefits associated with differential membership interests - net	—	31
Equity in earnings of equity method investee	3	2
Equity in earnings of non-economic ownership interests	6	—
Other - net	2	—
Total other income (deductions) - net	(92)	(10)
INCOME (LOSS) BEFORE INCOME TAXES	(2)	72
INCOME TAXES	19	14
NET INCOME (LOSS)	(21)	58
Net income attributable to preferred distributions	(6)	—
Net (income) loss attributable to noncontrolling interests	100	(46)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$73	$12
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Renewable energy sales increased $7 million during the three months ended March 31, 2018 primarily due to approximately $4 million attributable to favorable wind resource and $3 million attributable to increased pricing related to PPA escalations. Texas pipelines service revenues increased $7 million over the same period primarily due to the recognition of revenue related to new contracts.

Operating Expenses

Operations and Maintenance

O&M expense includes interconnection costs, labor expenses, turbine servicing costs, royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 9. O&M expense also includes the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased approximately $8 million during the three months ended March 31, 2018 primarily due to an increase of $3 million in IDR fees related to growth in NEP's distributions to its common unitholders and $3 million primarily attributable to increases in O&M expenses at various projects.

Other Income (Deductions)

Interest Expense

Interest expense primarily consists of interest on debt and mark-to-market losses on interest rate swaps. Interest expense increased approximately $60 million during the three months ended March 31, 2018 primarily due to an approximately $53 million increase in mark-to-market losses on interest rate swaps and $14 million in higher interest cost related to additional debt issuances during 2017, partly offset by a $5 million decrease related to the repayment of certain term loans during 2017.

Benefits Associated with Differential Membership Interests - net

For the three months ended March 31, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. For the three months ended March 31, 2018, NEP recognized approximately $269 million as a loss attributable to noncontrolling interests on the condensed consolidated statements of income, of which approximately $231 million related to the change in federal corporate income tax rates that became effective January 1, 2018. See Note 10 - Accounting for Partial Sales of Nonfinancial Assets. Approximately $175 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $94 million is reflected as net income attributable to NEP.

Equity in Earnings of Non-Economic Ownership Interests

Equity in earnings of non-economic ownership interests increased by approximately $6 million during the three months ended March 31, 2018 primarily due to mark-to-market gains on certain interest rate derivative contracts recorded at the related projects.

Net (Income) Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2018, net (income) loss attributable to noncontrolling interests reflects the loss allocated to differential membership interests investors, partly offset by the net income attributable to NEE's noncontrolling interest in NEP OpCo (see Benefits Associated with Differential Membership Interests - net) and a non-affiliated party's 10% interest in one of the Texas pipelines. For the three months ended March 31, 2017, net income attributable to noncontrolling interests represented the income attributable to NEE's noncontrolling interest in NEP OpCo and the non-affiliated party's 10% interest. See Note 10 - Noncontrolling Interests. Net (income) loss attributable to noncontrolling interests decreased $146 million during the three months ended March 31, 2018 primarily due to the allocation of the differential membership interest adjustment discussed above as well as the allocation of NEP's net income (loss) based on the ownership share of the respective noncontrolling interests.

Income Taxes

Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended March 31, 2018, NEP recorded income tax expense of approximately $19 million on losses before income taxes of $2 million, resulting in an effective tax rate of (950)%. The tax expense is comprised primarily of income tax expense of $20 million related to the adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 10 - Accounting for Partial Sales of Nonfinancial Assets).

For the three months ended March 31, 2017, NEP recorded income tax expense of approximately $14 million on income before income taxes of $72 million, resulting in an effective tax rate of 19%. The tax expense is comprised primarily of income tax expense of $25 million at the statutory rate of 35%, partially offset by income tax benefit of $7 million of income tax attributable to noncontrolling interests.

Due to the transition from predecessor, prior to January 1, 2018, to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Liquidity and Capital Resources

Equity

During the three months ended March 31, 2018, NEP issued an additional 62,719 common units and purchased 62,719 NEP OpCo common units. At March 31, 2018, NEP owned an approximately 34.9% limited partner interest in NEP OpCo. At March 31, 2018, NEP may issue up to approximately $109 million in additional common units under its at-the-market program.

Cash Distributions to Unitholders

During the three months ended March 31, 2018, NEP distributed approximately $22 million to its common unitholders. On April 23, 2018, the board of directors of NEP authorized a distribution of $0.42 per common unit payable on May 15, 2018 to its common unitholders of record on May 7, 2018. During the three months ended March 31, 2018, NEP distributed approximately $3 million to its preferred unitholders and accrued $6 million in preferred distributions to be paid in May 2018.

Cash Flows

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table reflects the changes in cash flows for the comparative periods:

	2018	2017(a)	Change
	(millions)
Three Months Ended March 31,
Net cash provided by operating activities	$53	$61	$(8)
Net cash used in investing activities	$(6)	$(348)	$342
Net cash provided by (used in) financing activities	$(48)	$224	$(272)
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1 and Note 10 - Restricted Cash.

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by approximately $25 million increased interest payments related to additional debt issuances, $3 million less in distributions from an equity method investee and $3 million of higher IDR fees. This was partially offset by the absence of the $14 million portion of the acquisition holdback payment reflected as cash flows from operating activities and a $5 million decrease in interest payments related to the repayment of certain term loans.

Net Cash Used in Investing Activities

	2018	2017
	(millions)
Three Months Ended March 31,
Capital expenditures	$(4)	$(316)
Payments to related parties under CSCS agreement - net	(2)	(32)
Net cash used in investing activities	$(6)	$(348)

The decrease in net cash used in investing activities was driven by decreased capital expenditures related to construction activities as a result of the completion of two wind projects at the end of 2016 prior to the NEP acquisition date and decreased payments to related parties under the CSCS agreement.

Net Cash Provided by Financing Activities

	2018	2017
	(millions)
Three Months Ended March 31,
Issuances (retirements) of long-term debt - net	$(31)	$173
Partners/Members' contributions	29	304
Partners/Members' distributions	(66)	(79)
Proceeds related to differential membership interests - net	23	13
Payment of acquisition holdback	—	(186)
Other	(3)	(1)
Net cash provided by (used in) financing activities	$(48)	$224

The decrease in net cash provided by financing activities primarily reflects the absence of pre-acquisition member contributions and the absence of the issuance of debt to pay the acquisition holdback. This was partially offset by the absence of the payment of the acquisition holdback, increased member distributions and increased proceeds related to differential membership interests.

New Accounting Rules and Interpretations

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 10 - Leases.

Quantitative and Qualitative Disclosures about Market Risk

NEP is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with its business. The types of market risks include interest rate, counterparty credit and foreign currency risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate swap contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements (see Note 5).

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2018, approximately 6% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At March 31, 2018, the estimated fair value of NEP's long-term debt was approximately $3.5 billion and the carrying value of the long-term debt was $3.6 billion, excluding approximately $0.7 billion of debt which is reflected in liabilities associated with assets held for sale (see Note 4 - Financial Instruments Recorded at Other than Fair Value). Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $88 million.

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

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of gains or losses during both of the periods presented. NEP has certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 5.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2018.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2017 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2017 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks in the 2017 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Purchase and Sale Agreement by and between NextEra Energy Operating Partners, LP and Canada Pension Plan Investment Board dated as of March 30, 2018 (filed as Exhibit 2.1 to Form 8-K dated March 30, 2018, File No. 1-36518)

10.1*
Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP effective January 1, 2018 (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)

10.2*
Schedule to the ISDA 2002 Master Agreement dated as of March 21, 2018 between NextEra Energy US Partners Holdings, LLC and Bank of America, N.A. (filed as Exhibit 10.1 to Form 8-K dated March 21, 2018, File No. 1-36518)

10.3*	Trade Confirmations between NextEra Energy US Partners Holdings, LLC and Bank of America, N.A. dated March 26, 2018 (filed as Exhibit 10.2 to Form 8-K dated March 21, 2018, File No. 1-36518)
10.4*	Trade Confirmation between NextEra Energy Operating Partners, LP and Citibank N.A. dated April 2, 2018 (filed as Exhibit 10.1 to Form 8-K dated March 30, 2018, File No. 1-36518)
12	Computation of Ratios
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
____________________

*	Incorporated herein by reference.
NEP agrees to furnish to the SEC upon request any instrument with respect to long-term debt that NEP has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

Schedules attached to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NEP will furnish the omitted schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 24, 2018

NEXTERA ENERGY PARTNERS, LP
(Registrant)

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)