Form 10-Q
period 2018-06-30
NextEra Energy Partners, LP
filed 2018-07-25
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding at June 30, 2018:  54,313,714

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2017 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2017
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	amended and restated cash sweep and credit support agreement
FIT	Feed-in-Tariff
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
preferred units	Series A convertible preferred units representing limited partner interests in NEP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

•	Acquisitions of existing clean energy projects involve numerous risks.

•	Renewable energy procurement is subject to U.S. state regulations, with relatively irregular, infrequent and often competitive procurement windows.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(a)	2018	2017(a)
OPERATING REVENUES
Renewable energy sales	$169	$175	$325	$323
Texas pipelines service revenues	56	45	112	94
Total operating revenues(b)	225	220	437	417
OPERATING EXPENSES (INCOME)
Operations and maintenance(c)	64	66	128	123
Depreciation and amortization	49	57	102	112
Gain on disposal of Canadian Holdings	(158)	—	(158)	—
Taxes other than income taxes and other	5	5	11	10
Total operating expenses - net	(40)	128	83	245
OPERATING INCOME	265	92	354	172
OTHER INCOME (DEDUCTIONS)
Interest expense	(21)	(61)	(124)	(104)
Benefits associated with differential membership interests - net	—	30	—	62
Equity in earnings of equity method investee	13	14	16	16
Equity in earnings of non-economic ownership interests	7	4	13	3
Other - net	11	(1)	13	(2)
Total other income (deductions) - net	10	(14)	(82)	(25)
INCOME BEFORE INCOME TAXES	275	78	272	147
INCOME TAX EXPENSE (BENEFIT)	(21)	16	(2)	31
NET INCOME	296	62	274	116
Net income attributable to preferred distributions	(6)	—	(12)	—
Net income attributable to noncontrolling interests(d)	(207)	(49)	(106)	(91)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$83	$13	$156	$25

Weighted average number of common units outstanding - basic	54.3	54.3	54.3	54.2
Weighted average number of common units outstanding - assuming dilution	74.0	54.3	74.0	54.2
Earnings per common unit attributable to NextEra Energy Partners, LP - basic	$1.53	$0.24	$2.88	$0.46
Earnings per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$1.43	$0.24	$2.67	$0.46
Distributions per common unit	$0.4200	$0.3650	$0.8250	$0.7175
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)
Includes related party revenues of less than $1 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $6 million for the six months ended June 30, 2018 and 2017, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $33 million and $37 million for the three months ended June 30, 2018 and 2017, respectively, and $65 million and $64 million for the six months ended June 30, 2018 and 2017, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $10 million for the three months ended June 30, 2018 and 2017, respectively, and $22 million and $22 million for the six months ended June 30, 2018 and 2017, respectively. Total O&M expenses presented include related party amounts of $24 million and $21 million for the three months ended June 30, 2018 and 2017, respectively, and $48 million and $43 million for the six months ended June 30, 2018 and 2017, respectively.

(d)	For the three and six months ended June 30, 2017, net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(a)	2018	2017(a)
NET INCOME	$296	$62	$274	$116
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification from accumulated other comprehensive income to net income (net of $0, $1, $1 and $1 tax expense, respectively)	1	1	2	3
Net unrealized gains (losses) on foreign currency translation (net of $0, $0, $1 tax benefit and $1 tax expense, respectively)	(2)	3	(6)	3
Other comprehensive income (loss) related to equity method investee (net of $0, $0, $0 and $0 tax expense, respectively)	(4)	—	—	1
Total other comprehensive income (loss), net of tax	(5)	4	(4)	7
Impact of disposal of Canadian Holdings (net of $3, $0, $3, $0 tax expense, respectively)	107	—	107	—
COMPREHENSIVE INCOME	398	66	377	123
Comprehensive income attributable to preferred distributions	(6)	—	(12)	—
Comprehensive income attributable to noncontrolling interests(b)	(308)	(52)	(208)	(96)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$84	$14	$157	$27
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)
For the three and six months ended June 30, 2017, comprehensive income attributable to noncontrolling interests includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$654	$154
Accounts receivable	86	85
Due from related parties	138	88
Restricted cash	14	25
Other current assets	49	46
Total current assets	941	398
Non-current assets:
Property, plant and equipment - net	5,174	6,197
Deferred income taxes	109	181
Intangible assets – customer relationships - net	653	661
Goodwill	584	628
Investment in equity method investee	216	218
Investments in non-economic ownership interests	18	11
Other non-current assets	99	101
Total non-current assets	6,853	7,997
TOTAL ASSETS	$7,794	$8,395
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9	$26
Due to related parties	43	45
Current maturities of long-term debt	63	99
Accrued interest	31	39
Other current liabilities	59	67
Total current liabilities	205	276
Non-current liabilities:
Long-term debt	3,509	4,218
Deferral related to differential membership interests	—	1,442
Deferred income taxes	5	63
Asset retirement obligation	69	81
Non-current due to related party	21	21
Other non-current liabilities	96	86
Total non-current liabilities	3,700	5,911
TOTAL LIABILITIES	3,905	6,187
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (14.0 units issued and outstanding)	548	548
Common units (54.3 units issued and outstanding)	1,757	1,639
Accumulated other comprehensive income	2	1
Noncontrolling interests	1,582	20
TOTAL EQUITY	3,889	2,208
TOTAL LIABILITIES AND EQUITY	$7,794	$8,395

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$274	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	112
Change in value of derivative contracts	10	21
Deferred income taxes	7	30
Benefits associated with differential membership interests - net	—	(62)
Equity in earnings of equity method investee, net of distributions received	2	3
Equity in earnings of non-economic ownership interests	(13)	(3)
Gain on disposal of Canadian Holdings	(158)	—
Other - net	(4)	6
Changes in operating assets and liabilities:
Accounts receivable	(19)	(15)
Other current assets	4	—
Other non-current assets	1	(7)
Accounts payable and accrued expenses	(21)	(4)
Due to related parties	1	(1)
Other current liabilities	(7)	(1)
Payment of acquisition holdback	—	(14)
Other non-current liabilities	4	9
Net cash provided by operating activities	183	190
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries	—	(242)
Capital expenditures	(7)	(328)
Proceeds from the sale of Canadian Holdings - net	517	—
Payments to related parties under CSCS agreement - net	(50)	(9)
Net cash provided by (used in) investing activities	460	(579)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	460
Retirements of long-term debt	(55)	(60)
Deferred financing costs	—	(2)
Partners/Members' contributions	31	305
Partners/Members' distributions	(134)	(152)
Preferred unit distributions	(9)	—
Proceeds from differential membership investors	28	18
Payments to differential membership investors	(11)	(13)
Change in amounts due to related parties	(1)	(1)
Payment of acquisition holdback	—	(186)
Net cash provided by (used in) financing activities	(151)	369
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	2
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	490	(18)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	198	191
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$688	$173
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partners/Members' noncash distributions	$17	$—
Members’ noncash contributions for construction costs and other	$—	$9
Change in noncash investments in equity method investees - net	$5	$2
Accrued but not paid for capital and other expenditures	$1	$5
Noncash member contribution upon transition from predecessor method	$—	$5
Accrued preferred distributions	$12	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1 and Note 10 - Restricted Cash.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
Balances, December 31, 2017	14	$548	54.3	$1,639	$1	$20	$2,208
Related party note receivable	—	—	—	—	—	31	31
Net income	—	12	—	156	—	106	274
Other comprehensive income	—	—	—	—	(1)	(3)	(4)
Related party distributions	—	—	—	—	—	(105)	(105)
Changes in non-economic ownership interests and equity method investee	—	—	—	—	—	(5)	(5)
Differential membership investment activity	—	—	—	—	—	17	17
Distributions to unitholders(a)	—	(12)	—	(45)	—	—	(57)
Disposal of Canadian Holdings	—	—	—	—	2	105	107
Adoption of accounting standards update	—	—	—	7	—	1,416	1,423
Balances, June 30, 2018	14	$548	54.3	$1,757	$2	$1,582	$3,889

	Units	Limited Partners	Accumulated Other Comprehensive Loss	Non- controlling Interests(b)	Total Equity(b)
Balances, December 31, 2016	54.2	$1,746	$(3)	$823	$2,566
Acquisition of membership interests in subsidiaries	—	—	—	(242)	(242)
Limited partners/related party contribution and transition	—	6	—	5	11
Issuance of common units	0.1	1	—	—	1
Net income(c)	—	25	—	91	116
Other comprehensive income	—	—	2	5	7
Related party contributions	—	—	—	314	314
Related party distributions	—	—	—	(113)	(113)
Changes in non-economic ownership interests and equity method investee	—	—	—	(3)	(3)
Distributions to unitholders	—	(39)	—	—	(39)
Balances, June 30, 2017	54.3	$1,739	$(1)	$880	$2,618
____________________

(a)	At June 30, 2018, approximately $6 million of preferred unit distributions were accrued and are payable in August 2018.

(b)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(c)	Net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

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

1. Acquisitions

During 2017, a subsidiary of NEP completed acquisitions from NEER which were transfers of assets between entities under common control that were required to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted for the three and six months ended June 30, 2017 to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

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

NEP's operating revenues are generated primarily from various non-affiliated parties under long-term power purchase agreements, FIT agreements and RESOP agreements (collectively, PPAs) and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Substantially all of the PPAs are accounted for as operating leases and are not considered contracts with customers within the scope of the new revenue standard. Included in NEP’s operating revenues for the three months ended June 30, 2018 is approximately $17 million and $56 million and for the six months ended June 30, 2018 is $29 million and $110 million of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers as well as lease transactions. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2018 to 2035. At June 30, 2018, NEP expects to record approximately $2.0 billion of revenues over the remaining terms of the related contacts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2035, will vary based on the volume of energy delivered.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3. Income Taxes

For periods through December 31, 2017, when NEP acquired a NEER project, income taxes were calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired. As a result of the governance changes discussed in Note 1, beginning in January 2018, acquisitions from NEER are no longer treated as common control acquisitions, and income taxes are calculated on the successor method where taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to the U.S. projects and, prior to the sale of Canadian Holdings, the Canadian projects. NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes. Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interests includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

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

The effective tax rates for the three months ended June 30, 2018 and 2017 were approximately (8)% and 21%, respectively, and for the six months ended June 30, 2018 and 2017 were approximately (1)% and 21%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions (earnings mix), valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interests and the taxation of Canadian income in both Canada and the U.S. During the three and six months ended June 30, 2018, the disposal of Canadian Holdings (see Note 10 - Disposal of Canadian Holdings) resulted in an overall tax benefit of approximately $47 million. The benefit resulted from the removal of the historical Canadian deferred tax liabilities of approximately $69 million offset by US tax expense of $22 million related to the gain. During the six months ended June 30, 2018, NEP recorded an income tax charge of approximately $20 million related to the $231 million adjustment to differential membership interests as a result of the change in federal corporate income taxes due to tax reform that became effective January 1, 2018 (see Note 10 - Accounting for Partial Sales of Nonfinancial Assets).

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$42	$—	$42	$61	$—	$61
Restricted cash equivalents(a)	30	—	30	31	—	31
Interest rate contracts	—	55	55	—	15	15
Foreign currency contracts	—	10	10	—	—	—
Total assets	$72	$65	$137	$92	$15	$107
Liabilities:
Interest rate contracts	$—	$102	$102	$—	$44	$44
Foreign currency contracts	—	—	—	—	3	3
Total liabilities	$—	$102	$102	$—	$47	$47
____________________

(a)
At June 30, 2018 and December 31, 2017, approximately $18 million and $7 million, respectively, of restricted cash equivalents are included in other non-current assets on NEP's condensed consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,572	$3,516	$4,317	$4,456
____________________

(a)
At June 30, 2018 and December 31, 2017, approximately $3,033 million and $3,552 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities in its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income. In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At June 30, 2018 and December 31, 2017, the combined notional amounts of the interest rate contracts were approximately $8,228 million and $3,609 million, respectively.

At June 30, 2018, NEP's AOCI included amounts related to discontinued cash flow hedges, which have expiration dates through 2033. At June 30, 2018, less than $1 million of net unrealized losses are expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

NEP enters into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. At June 30, 2018 and December 31, 2017, the notional amount of the foreign currency contracts was approximately $574 million and $62 million, respectively. During the three months ended June 30, 2018 and 2017, NEP recorded approximately $11 million of gains and $2 million of losses, respectively, and $13 million of gains and $2 million of losses during the six months ended June 30, 2018 and 2017, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income. In April 2018, NEP entered into a foreign exchange forward agreement with a notional amount of CAD $741 million to manage foreign currency exchange rate risk associated with the cash consideration NEP received upon closing of the sale of Canadian Holdings discussed in Note 10 - Disposal of Canadian Holdings. In July 2018, the CAD $741 million hedge agreement was settled.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2018 and December 31, 2017, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	June 30, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$55	$102	$27	$74
Foreign currency contracts	10	—	10	—
Total fair values	$65	$102	$37	$74

Net fair value by balance sheet line item:
Other current assets			$20
Other non-current assets			17
Current derivative liabilities				$1
Other non-current liabilities				73
Total derivatives			$37	$74

	December 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$18	$47
Foreign currency contracts	—	3	—	3
Total fair values	$15	$47	$18	$50

Net fair value by balance sheet line item:
Other current assets			$10
Other non-current assets			8
Current derivative liabilities				$11
Other non-current liabilities				39
Total derivatives			$18	$50

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Interest rate contracts:
Losses reclassified from AOCI to interest expense	$(1)	$(2)	$(3)	$(4)
Gains (losses) recognized in interest expense	$33	$(17)	$(19)	$(19)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2018 and December 31, 2017, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $102 million and $17 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2018, NEP owned an approximately 34.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 65.1% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In addition, at June 30, 2018, NEP OpCo consolidated seven VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate ten wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to related party, of the VIEs, totaled approximately $2,798 million and $70 million, respectively, at June 30, 2018. The assets, primarily property, plant and equipment - net, and liabilities, primarily deferral related to differential membership interests, totaled approximately $2,840 million and $1,515 million, respectively, at December 31, 2017.

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2018 and December 31, 2017, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Equity - On July 24, 2018, the board of directors of NEP authorized a distribution of $0.4375 per common unit payable on August 14, 2018 to its common unitholders of record on August 6, 2018.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method.

The reconciliation of NEP's basic and diluted earnings per unit is as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(millions, except per unit amounts)
Numerator:
Net income attributable to NEP – basic	$83	$156
Adjustments for convertible notes and preferred units	23	41
Net income attributable to NEP used to compute diluted earnings per unit	$106	$197
Denominator:
Weighted-average number of common units outstanding – basic	54.3	54.3
Convertible notes and preferred units	19.7	19.7
Weighted-average number of common units outstanding – assuming dilution	74.0	74.0
Earnings per unit attributable to NEP:
Basic	$1.53	$2.88
Assuming dilution	$1.43	$2.67

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended June 30, 2018
Balances, March 31, 2018	$2	$(102)	$(26)	$(126)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized losses on foreign currency translation	—	(2)	—	(2)
Other comprehensive losses related to equity method investee	—	—	(4)	(4)
Net other comprehensive income (loss)	1	(2)	(4)	(5)
Impact of disposal of Canadian Holdings	3	104	—	107
Balances, June 30, 2018	$6	$—	$(30)	$(24)
AOCI attributable to noncontrolling interest	$6	$—	$(32)	$(26)
AOCI attributable to NEP	$—	$—	$2	$2

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six months ended June 30, 2018
Balances, December 31, 2017	$1	$(98)	$(30)	$(127)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Net unrealized losses on foreign currency translation	—	(6)	—	(6)
Net other comprehensive income (loss)	2	(6)	—	(4)
Impact of disposal of Canadian Holdings	3	104	—	107
Balances, June 30, 2018	$6	$—	$(30)	$(24)
AOCI attributable to noncontrolling interest	$6	$—	$(32)	$(26)
AOCI attributable to NEP	$—	$—	$2	$2

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended June 30, 2017
Balances, March 31, 2017	$(2)	$(105)	$(34)	$(141)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized gains on foreign currency translation	—	3	—	3
Net other comprehensive income	1	3	—	4
Balances, June 30, 2017	$(1)	$(102)	$(34)	$(137)
AOCI attributable to noncontrolling interest	$(2)	$(99)	$(35)	$(136)
AOCI attributable to NEP	$1	$(3)	$1	$(1)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six months ended June 30, 2017
Balances, December 31, 2016	$(4)	$(105)	$(35)	$(144)
Amounts reclassified from AOCI to interest expense	3	—	—	3
Net unrealized gains on foreign currency translation	—	3	—	3
Other comprehensive income related to equity method investee	—	—	1	1
Net other comprehensive income	3	3	1	7
Balances, June 30, 2017	$(1)	$(102)	$(34)	$(137)
AOCI attributable to noncontrolling interest	$(2)	$(99)	$(35)	$(136)
AOCI attributable to NEP	$1	$(3)	$1	$(1)

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEP’s O&M expenses for the three and six months ended June 30, 2018 include approximately $19 million and $37 million, respectively, and for the three and six months ended June 30, 2017 include approximately $16 million and $32 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2018 include approximately $1 million and $2 million, respectively, and for the three and six months ended June 30, 2017 include approximately $1 million and $2 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At June 30, 2018 and December 31, 2017, the cash sweep amounts held in accounts belonging to NEER or its subsidiaries were approximately $137 million and $87 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At June 30, 2018, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $575 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At June 30, 2018, NEER guaranteed a total of approximately $59 million related to these obligations.

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

Transportation and Fuel Management Agreements - In connection with the Texas pipelines acquisition, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three and six months ended June 30, 2018, NEP recognized less than $1 million and approximately $1 million, respectively, and for the three and six months ended June 30, 2017 NEP recognized $1 million and $6 million, respectively, in revenues related to the transportation and fuel management agreements.

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

Current restricted cash on NEP's condensed consolidated balance sheets and approximately $20 million and $19 million of other non-current assets on NEP's condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments. In addition,

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owns four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. NEP recognized a gain of approximately $158 million ($205 million after-tax) which is reflected as gain on disposal of Canadian Holdings in NEP's condensed consolidated statements of income. Income before income taxes associated with Canadian Holdings, excluding the financial statement impacts resulting from the sale in 2018, was approximately $19 million and $20 million for the three months ended June 30, 2018 and 2017, respectively, and $47 million and $40 million for the six months ended June 30, 2018 and 2017, respectively.

Accounting for Partial Sales of Nonfinancial Assets - Effective January 1, 2018, NEP adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets using the modified retrospective approach. This standards update affects the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors. The primary impact of adopting the standards update was an increase to noncontrolling interests which includes the reclassification of the $1,442 million liability reflected as deferral related to differential membership interests on NEP's condensed consolidated balance sheets at December 31, 2017. See the condensed consolidated statements of changes in equity. During the three and six months ended June 30, 2018, approximately $39 million and $77 million, respectively, was recorded as net loss attributable to noncontrolling interests in NEP's condensed consolidated statements of income as the third-party investors received their portion of the economic attributes of the related facilities. Prior to the adoption, the income related to differential membership interests was being recognized in benefits associated with differential membership interests - net in NEP's condensed consolidated statements of income. Additionally, net loss attributable to noncontrolling interests for the six months ended June 30, 2018 includes approximately $231 million (after-tax $211 million) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

Noncontrolling Interests - At June 30, 2018 and December 31, 2017, NEP's limited partner interest in NEP OpCo was approximately 34.9%. At June 30, 2018, NEE's 65.1% noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the interests related to differential membership interests discussed above are reflected as noncontrolling interests on the condensed consolidated balance sheets. Details of the activity in noncontrolling interests for the six months ended June 30, 2018 is below:

	Differential Membership Interests		Noncontrolling Ownership Interests in NEP OpCo and Texas pipeline	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2017	$—		$20	$20
Related party note receivable	—		31	31
Net income (loss) attributable to NCI	(308)	(a)	414	106
Other comprehensive income	—		(3)	(3)
Related party distributions	—		(105)	(105)
Changes in non-economic ownership interests and equity method investee	—		(5)	(5)
Differential membership investment contributions, net of distributions	17		—	17
Disposal of Canadian Holdings	—		105	105
Adoption of accounting standards update	1,413		3	1,416
Balances, June 30, 2018	$1,122		$460	$1,582
____________________

(a)
Represents the benefits associated with differential membership interests recognized as the third-party investors received their portion of the economic attributes of the related facilities. Approximately $201 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $107 million is reflected as net income attributable to NEP.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

11. Commitments and Contingencies

Contracts - At June 30, 2018, NEP and its subsidiaries have entered into contracts with expiration dates ranging from 2018 through 2065 for the sale of differential membership interests related to certain wind generation facilities, engineering, procurement and construction contracts and agreements that provide for the right to use the land upon which certain projects are located.

At June 30, 2018, payments under these contracts were estimated as follows:

Year Ending December 31,	Commitments
(millions)
Remainder of 2018	$20
2019	32
2020	32
2021	33
2022	33
Thereafter	457
Total estimated payments	$607

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

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $82 million in the aggregate. These LOC facilities have maturity dates of June 2022 and July 2022. At June 30, 2018, approximately $68 million of LOCs was outstanding primarily related to debt service reserves and as security for certain of the projects' agreements, including a PPA.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At June 30, 2018, NEP owned a controlling, non-economic general partner interest and an approximately 34.9% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

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

During 2017, a subsidiary of NEP completed acquisitions from NEER, which were transfers of assets between entities under common control that were required to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted for the three and six months ended June 30, 2017 to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. Beginning in January 2018, acquisitions from NEER will no longer be treated as common control acquisitions and NEP's financial statements will no longer be retrospectively adjusted for such acquisitions. See Note 1.

In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings which owns four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. See Note 10 - Disposal of Canadian Holdings.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(a)	2018	2017(a)
	(millions)
Statement of Income Data:
OPERATING REVENUES
Renewable energy sales	$169	$175	$325	$323
Texas pipelines service revenues	56	45	112	94
Total operating revenues	225	220	437	417
OPERATING EXPENSES (INCOME)
Operations and maintenance	64	66	128	123
Depreciation and amortization	49	57	102	112
Gain on disposal of Canadian Holdings	(158)	—	(158)	—
Taxes other than income taxes and other	5	5	11	10
Total operating expenses - net	(40)	128	83	245
OPERATING INCOME	265	92	354	172
OTHER INCOME (DEDUCTIONS)
Interest expense	(21)	(61)	(124)	(104)
Benefits associated with differential membership interests - net	—	30	—	62
Equity in earnings of equity method investee	13	14	16	16
Equity in earnings of non-economic ownership interests	7	4	13	3
Other - net	11	(1)	13	(2)
Total other income (deductions) - net	10	(14)	(82)	(25)
INCOME BEFORE INCOME TAXES	275	78	272	147
INCOME TAX EXPENSE (BENEFIT)	(21)	16	(2)	31
NET INCOME	296	62	274	116
Net income attributable to preferred distributions	(6)	—	(12)	—
Net income attributable to noncontrolling interests(b)	(207)	(49)	(106)	(91)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$83	$13	$156	$25
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	For the three and six months ended June 30, 2017, net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Renewable energy sales decreased approximately $6 million during the three months ended June 30, 2018 primarily due to unfavorable wind resource in certain markets. Texas pipelines service revenues increased approximately $11 million over the same period primarily due to the recognition of revenue related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expense includes interconnection costs, labor expenses, turbine servicing costs, royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 9. O&M expense also includes the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense decreased approximately $2 million during the three months ended June 30, 2018 primarily due to decreases in various administrative and project O&M expenses, partially offset by an increase of $3 million in IDR fees related to growth in NEP's distributions to its common unitholders.

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

Depreciation and amortization expense decreased approximately $8 million as a result of Canadian Holdings being held for sale during the three months ended June 30, 2018.

Gain on Disposal of Canadian Holdings
During the three months ended June 30, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $158 million. See Note 10 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest on debt and mark-to-market gains and losses on interest rate contracts. Interest expense decreased approximately $40 million during the three months ended June 30, 2018 primarily due to favorable mark-to-market activity of approximately $45 million, partially offset by $5 million in higher interest cost and fees related to additional debt issuances during 2017, net of the repayment of certain term loans during 2017.

Benefits Associated with Differential Membership Interests - net
For the three months ended June 30, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. For the three months ended June 30, 2018, NEP recognized approximately $39 million as a loss attributable to noncontrolling interests on the condensed consolidated statements of income. Approximately $25 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $14 million is reflected as net income attributable to NEP.

Other - net
The increase in other - net for the three months ended June 30, 2018 primarily reflects an approximately $10 million increase in gains related to foreign currency exchange contracts. See Note 5.

Income Taxes

Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended June 30, 2018, NEP recorded income tax benefit of approximately $21 million on income before income taxes of $275 million, resulting in an effective tax rate of (8)%. The tax benefit is comprised primarily of income tax expense of approximately $58 million at the statutory rate of 21%, offset by income tax benefits of $69 million related to the removal of the historical Canadian deferred tax liabilities (see Note 3) and $15 million of income tax attributable to noncontrolling interests.

For the three months ended June 30, 2017, NEP recorded income tax expense of approximately $16 million on income before income taxes of $78 million, resulting in an effective tax rate of 21%. The tax expense is comprised primarily of income tax expense of approximately $27 million at the statutory rate of 35%, partially offset by income tax benefit of $7 million of income tax attributable to noncontrolling interests.

Due to the transition from predecessor, prior to January 1, 2018, to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Net Income Attributable to Noncontrolling Interests

For the three months ended June 30, 2018 and 2017, net income attributable to noncontrolling interests reflects the net income attributable to NEE's noncontrolling interest in NEP OpCo and a non-affiliated party's 10% interest in one of the Texas pipelines. Additionally, for the three months ended June 30, 2018, net income attributable to noncontrolling interests reflects the loss allocated to differential membership interests investors. See Note 10 - Noncontrolling Interests. Net income attributable to noncontrolling interests increased $158 million during the three months ended June 30, 2018 primarily due to the allocation of NEP's net income, including the gain on disposal of Canadian Holdings discussed above, based on the ownership share of the respective noncontrolling interests as well as the allocation of the differential membership interest loss.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Revenues

Renewable energy sales increased approximately $2 million during the six months ended June 30, 2018 primarily due to increased pricing related to PPA escalations. Texas pipelines service revenues increased approximately $18 million over the same period primarily due to the recognition of revenue related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expense increased approximately $5 million during the six months ended June 30, 2018 primarily due to an increase of $5 million in IDR fees related to growth in NEP's distributions to its common unitholders.

Depreciation and Amortization
Depreciation and amortization expense decreased approximately $10 million as a result of Canadian Holdings being held for sale during a portion of the six months ended June 30, 2018.

Gain on Disposal of Canadian Holdings
During the six months ended June 30, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $158 million. See Note 10 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $20 million during the six months ended June 30, 2018 primarily due to approximately $10 million in higher interest cost and fees related to additional debt issuances during 2017, net of the repayment of certain term loans during 2017, and an approximately $8 million increase in mark-to-market losses on interest rate swaps.

Benefits Associated with Differential Membership Interests - net
For the six months ended June 30, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. For the six months ended June 30, 2018, NEP recognized approximately $308 million as a loss attributable to noncontrolling interests on the condensed consolidated statements of income, of which approximately $231 million related to the change in federal corporate income tax rates that became effective January 1, 2018. See Note 10 - Accounting for Partial Sales of Nonfinancial Assets. Approximately $201 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $107 million is reflected as net income attributable to NEP.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests increased by approximately $10 million during the six months ended June 30, 2018 primarily due to mark-to-market gains on certain interest rate derivative contracts recorded at the related projects.

Other - net
The increase in other - net for the six months ended June 30, 2018 primarily reflects an approximately $15 million increase in gains related to foreign currency exchange contracts. See Note 5.

Income Taxes

For the six months ended June 30, 2018, NEP recorded income tax benefit of approximately $2 million on income before income taxes of $272 million, resulting in an effective tax rate of (1)%. The tax benefit is comprised primarily of income tax expense of approximately $57 million at the statutory rate of 21% and $20 million related to the adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 10 - Accounting for Partial Sales of Nonfinancial Assets), offset by income tax benefits of $69 million related to the removal of the historical Canadian deferred tax liabilities (see Note 3) and $17 million of income tax attributable to noncontrolling interests.

For the six months ended June 30, 2017, NEP recorded income tax expense of approximately $31 million on income before income taxes of $147 million, resulting in an effective tax rate of 21%. The tax expense is comprised primarily of income tax expense of approximately $52 million at the statutory rate of 35%, partially offset by income tax benefits of $4 million related to foreign tax differential and $14 million of income tax attributable to noncontrolling interests.

Due to the transition from predecessor, prior to January 1, 2018, to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Net Income Attributable to Noncontrolling Interests

For the six months ended June 30, 2018 and 2017, net income attributable to noncontrolling interests reflects the net income attributable to NEE's noncontrolling interest in NEP OpCo and a non-affiliated party's 10% interest in one of the Texas pipelines. Additionally, for the six months ended June 30, 2018, net income attributable to noncontrolling interests reflects the loss allocated to differential membership interests investors. See Note 10 - Noncontrolling Interests. Net income attributable to noncontrolling interests increased $15 million during the six months ended June 30, 2018 primarily due to the allocation of NEP's net income, including the gain on disposal of Canadian Holdings discussed above, based on the ownership share of the respective noncontrolling interests, partially offset by the allocation of the differential membership interest adjustment discussed above.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, maintenance capital expenditures, debt service payments and distributions to common and preferred unitholders. NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments. These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, other financing structures, cash on hand and cash generated from operations.

These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs, although its ability to make future acquisitions, expand existing projects and increase its distributions to common unitholders will depend on its ability to access the capital markets on acceptable terms.

As a normal part of its business, depending on market conditions, NEP expects from time to time to consider opportunities to repay, redeem, repurchase or refinance its indebtedness. In addition, NEP expects from time to time to consider potential investments in new acquisitions. These events may cause NEP to seek additional debt or equity financing, which may not be available on acceptable terms or at all. Additional debt financing, if available, could impose operating restrictions, additional cash payment obligations and additional covenants.

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

Liquidity Position

At June 30, 2018 and December 31, 2017, NEP's liquidity position was approximately $1,555 million and $1,005 million, respectively. The table below provides the components of NEP’s liquidity position:

	June 30, 2018	December 31, 2017
	(millions)
Cash and cash equivalents	$654	$154
Amounts due under the CSCS agreement	137	87
Revolving credit facilities	900	900
Less borrowings	(150)	(150)
Letter of credit facilities	82	107
Less letters of credit	(68)	(93)
Total(a)	$1,555	$1,005
____________________

(a)	Excludes current restricted cash of approximately $14 million and $25 million at June 30, 2018 and December 31, 2017, respectively. See Note 2 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Equity

During the six months ended June 30, 2018, NEP issued an additional 62,719 common units and purchased 62,719 NEP OpCo common units. At June 30, 2018, NEP owned an approximately 34.9% limited partner interest in NEP OpCo. At June 30, 2018, NEP may issue up to approximately $109 million in additional common units under its at-the-market program.

In July 2018, NEP filed a shelf registration statement with the SEC, which became effective upon filing, for an unspecified amount of securities, which shelf registration statement replaced a prior shelf registration statement that has expired. The amount of securities issuable by NEP is established from time to time by its boards of directors. Securities that may be issued under the registration statement include common units, preferred units, warrants, rights, debt securities, equity purchase contracts and equity purchase units.

Contractual Obligations

NEP's contractual obligations as of June 30, 2018 were as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Debt, including interest(a)	$105	$221	$570	$237	$754	$2,552	$4,439
Contractual obligations(b)	20	32	32	33	33	457	607
Revolving credit facilities fees	1	2	2	2	1	—	8
Asset retirement activities(c)	—	—	—	—	—	333	333
MSA and credit support(d)	4	8	8	8	8	90	126
Total	$130	$263	$612	$280	$796	$3,432	$5,513
____________________

(a)	Includes principal, interest and interest rate contracts. Variable rate interest was computed using June 30, 2018 rates.

(b)
Includes obligations related to estimated cash payments related to agreements for the right to use land upon which certain projects are located, differential membership interests and engineering, procurement and construction contracts.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 9.

Cash Distributions to Unitholders

During the six months ended June 30, 2018, NEP distributed approximately $45 million to its common unitholders. On July 24, 2018, the board of directors of NEP authorized a distribution of $0.4375 per common unit payable on August 14, 2018 to its common unitholders of record on August 6, 2018. During the six months ended June 30, 2018, NEP distributed approximately $9 million to its preferred unitholders and accrued $6 million in preferred distributions to be paid in August 2018.

Cash Flows

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table reflects the changes in cash flows for the comparative periods:

	2018	2017(a)	Change
	(millions)
Six Months Ended June 30,
Net cash provided by operating activities	$183	$190	$(7)
Net cash provided by (used in) investing activities	$460	$(579)	$1,039
Net cash provided by (used in) financing activities	$(151)	$369	$(520)
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1 and Note 10 - Restricted Cash.

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by approximately $17 million for the timing of accounts payable and accrued expenses primarily related to the sale of Canadian Holdings. This was partially offset by the absence of the $14 million portion of the acquisition holdback payment reflected as cash flows from operating activities.

Net Cash Provided by (Used in) Investing Activities

	2018	2017
	(millions)
Six Months Ended June 30,
Acquisition of membership interests in subsidiaries	$—	$(242)
Capital expenditures	(7)	(328)
Proceeds from the sale of Canadian Holdings - net	517	—
Payments to related parties under CSCS agreement - net	(50)	(9)
Net cash used in investing activities	$460	$(579)

The increase in net cash provided by investing activities was primarily driven by the proceeds from the sale of Canadian Holdings, the absence of capital expenditures related to construction activities as a result of the completion of two wind projects at the end of 2016 prior to the NEP acquisition date and the absence of the acquisition of membership interests in subsidiaries in May 2017.

Net Cash Provided by (Used in) Financing Activities

	2018	2017
	(millions)
Six Months Ended June 30,
Issuances (retirements) of long-term debt - net	$(55)	$400
Partners/Members' contributions	31	305
Partners/Members' distributions	(134)	(152)
Proceeds related to differential membership interests - net	17	5
Payment of acquisition holdback	—	(186)
Other	(10)	(3)
Net cash provided by (used in) financing activities	$(151)	$369

The increase in net cash used in financing activities primarily reflects the absence of pre-acquisition member contributions and the absence of the issuances of debt in 2017. This was partially offset by the absence of the payment of the acquisition holdback, lower member distributions and increased proceeds related to differential membership interests.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2018, approximately 6% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At June 30, 2018, the estimated fair value of NEP's long-term debt was approximately $3.5 billion and the carrying value of the long-term debt was $3.6 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $107 million.

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

Foreign Currency Risk

Because NEP has Canadian operations, it is exposed to foreign currency exchange gains and losses. Since the functional currency of NEP's Canadian operations is in their local currency, the currency effects of translating the financial statements of those Canadian subsidiaries, which operate in local currency environments, are included in the accumulated other comprehensive income (loss) component of consolidated equity and do not impact earnings. However, gains and losses related to foreign currency transactions not in NEP's subsidiaries’ functional currency do impact earnings and resulted in less than $1 million of gains or losses during each of the periods presented. NEP has certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. See Note 5.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2018.

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

Date:  July 25, 2018

NEXTERA ENERGY PARTNERS, LP
(Registrant)

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)