Form 10-Q
period 2018-09-30
NextEra Energy Partners, LP
filed 2018-10-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive office and registrant's telephone number	IRS Employer Identification Number
1-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558
700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000

State or other jurisdiction of incorporation or organization:  Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding at September 30, 2018:  56,011,793

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2017 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2017
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	amended and restated cash sweep and credit support agreement
FIT	Feed-in-Tariff
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
preferred units	Series A convertible preferred units representing limited partner interests in NEP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the federal securities laws. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as result, are expected to, will continue, is anticipated, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEP's operations and financial results, and could cause NEP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEP in this Form 10-Q, in presentations, on its website, in response to questions or otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(a)	2018	2017(a)
OPERATING REVENUES
Renewable energy sales	$124	$141	$449	$466
Texas pipelines service revenues	54	50	166	144
Total operating revenues(b)	178	191	615	610
OPERATING EXPENSES (INCOME)
Operations and maintenance(c)	65	61	193	184
Depreciation and amortization	49	56	152	169
Loss (gain) on disposal of Canadian Holdings	—	—	(158)	—
Taxes other than income taxes and other	5	5	15	15
Total operating expenses - net	119	122	202	368
OPERATING INCOME	59	69	413	242
OTHER INCOME (DEDUCTIONS)
Interest expense	31	(50)	(93)	(154)
Benefits associated with differential membership interests - net	—	21	—	83
Equity in earnings of equity method investee	23	22	39	38
Equity in earnings of non-economic ownership interests	11	9	25	12
Other - net	1	—	14	(2)
Total other income (deductions) - net	66	2	(15)	(23)
INCOME BEFORE INCOME TAXES	125	71	398	219
INCOME TAX EXPENSE	15	21	13	52
NET INCOME	110	50	385	167
Net income attributable to preferred distributions	(6)	—	(18)	—
Net income attributable to noncontrolling interests(d)	(71)	(49)	(178)	(141)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$33	$1	$189	$26

Weighted average number of common units outstanding - basic	54.9	54.3	54.5	54.2
Weighted average number of common units outstanding - assuming dilution	74.6	54.3	74.2	54.2
Earnings per common unit attributable to NextEra Energy Partners, LP - basic	$0.60	$0.01	$3.47	$0.47
Earnings per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$0.58	$0.01	$3.25	$0.47
Distributions per common unit	$0.4375	$0.3800	$1.2625	$1.0975
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)
Includes related party revenues of less than $1 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $3 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $31 million and $30 million for the three months ended September 30, 2018 and 2017, respectively, and $95 million and $94 million for the nine months ended September 30, 2018 and 2017, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $11 million for the three months ended September 30, 2018 and 2017, respectively, and $33 million and $33 million for the nine months ended September 30, 2018 and 2017, respectively. Total O&M expenses presented include related party amounts of $18 million and $22 million for the three months ended September 30, 2018 and 2017, respectively, and $66 million and $65 million for the nine months ended September 30, 2018 and 2017, respectively.

(d)	For the three and nine months ended September 30, 2017, net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(a)	2018	2017(a)
NET INCOME	$110	$50	$385	$167
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification from AOCI to net income (net of $1, $0, $2 and $2 tax expense, respectively)	(1)	1	1	4
Net unrealized gains (losses) on foreign currency translation (net of $0 tax benefit, $1 tax expense, $1 tax benefit and $1 tax expense, respectively)	—	5	(6)	8
Other comprehensive income related to equity method investee (net of $2, $0, $2 and $0 tax benefit, respectively)	9	—	9	1
Total other comprehensive income, net of tax	8	6	4	13
Impact of disposal of Canadian Holdings (net of $0, $0, $3 and $0 tax expense, respectively)	—	—	107	—
COMPREHENSIVE INCOME	118	56	496	180
Comprehensive income attributable to preferred distributions	(6)	—	(18)	—
Comprehensive income attributable to noncontrolling interests(b)	(86)	(54)	(295)	(151)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$26	$2	$183	$29
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)
For the three and nine months ended September 30, 2017, comprehensive income attributable to noncontrolling interests includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 1.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$76	$154
Accounts receivable	73	85
Due from related parties	809	88
Restricted cash	15	25
Other current assets	36	46
Total current assets	1,009	398
Non-current assets:
Property, plant and equipment - net	5,132	6,197
Deferred income taxes	99	181
Intangible assets – customer relationships - net	648	661
Goodwill	584	628
Investment in equity method investee	235	218
Investments in non-economic ownership interests	30	11
Other non-current assets	113	101
Total non-current assets	6,841	7,997
TOTAL ASSETS	$7,850	$8,395
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10	$26
Due to related parties	42	45
Current maturities of long-term debt	64	99
Accrued interest	13	39
Other current liabilities	53	67
Total current liabilities	182	276
Non-current liabilities:
Long-term debt	3,491	4,218
Deferral related to differential membership interests	—	1,442
Deferred income taxes	10	63
Asset retirement obligation	70	81
Non-current due to related party	21	21
Other non-current liabilities	44	86
Total non-current liabilities	3,636	5,911
TOTAL LIABILITIES	3,818	6,187
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (14.0 units issued and outstanding)	548	548
Common units (56.0 and 54.3 units issued and outstanding, respectively)	1,845	1,639
Accumulated other comprehensive income (loss)	(5)	1
Noncontrolling interests	1,644	20
TOTAL EQUITY	4,032	2,208
TOTAL LIABILITIES AND EQUITY	$7,850	$8,395

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$385	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	169
Change in value of derivative contracts	(51)	18
Deferred income taxes	23	54
Benefits associated with differential membership interests - net	—	(83)
Equity in earnings of equity method investee, net of distributions received	(11)	(8)
Equity in earnings of non-economic ownership interests	(25)	(12)
Gain on disposal of Canadian Holdings	(158)	—
Other - net	(3)	9
Changes in operating assets and liabilities:
Accounts receivable	(9)	(1)
Other current assets	4	(7)
Other non-current assets	2	—
Accounts payable and accrued expenses	(19)	(1)
Due to related parties	—	(3)
Other current liabilities	(29)	(1)
Payment of acquisition holdback	—	(14)
Other non-current liabilities	8	6
Net cash provided by operating activities	269	293
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries	—	(242)
Capital expenditures	(10)	(342)
Proceeds from CITCs	—	77
Proceeds from the sale of Canadian Holdings - net	517	—
Payments to related parties under CSCS agreement - net	(720)	(301)
Net cash used in investing activities	(213)	(808)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	81	—
Issuances of long-term debt	—	1,880
Retirements of long-term debt	(74)	(1,171)
Deferred financing costs	—	(21)
Capped call transaction	—	(12)
Partners/Members' contributions	32	307
Partners/Members' distributions	(205)	(232)
Preferred unit distributions	(15)	—
Proceeds from differential membership investors	56	34
Payments to differential membership investors	(16)	(19)
Change in amounts due to related parties	(1)	(78)
Payment of acquisition holdback	—	(186)
Net cash provided by (used in) financing activities	(142)	502
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(88)	(12)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	198	191
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$110	$179
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partners/Members' noncash distributions	$17	$—
Members’ noncash contributions for construction costs and other	$—	$11
Change in noncash investments in equity method investees - net	$1	$2
Accrued but not paid for capital and other expenditures	$1	$6
Noncash member contribution upon transition from predecessor method	$—	$5
Accrued preferred distributions	$18	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1 and Note 10 - Restricted Cash.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2017	14	$548	54.3	$1,639	$1	$20	$2,208
Limited partners/related party contribution and transition	—	—	—	(2)	—	—	(2)
Issuance of common units	—	—	1.7	81	—	—	81
Related party note receivable	—	—	—	—	—	31	31
Net income	—	18	—	189	—	178	385
Other comprehensive income	—	—	—	—	(8)	12	4
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(153)	(153)
Changes in non-economic ownership interests and equity method investee	—	—	—	—	—	(6)	(6)
Differential membership investment activity	—	—	—	—	—	40	40
Distributions to unitholders(a)	—	(18)	—	(69)	—	—	(87)
Disposal of Canadian Holdings	—	—	—	—	2	105	107
Adoption of accounting standards update	—	—	—	7	—	1,416	1,423
Balances, September 30, 2018	14	$548	56.0	$1,845	$(5)	$1,644	$4,032

	Units	Limited Partners	Accumulated Other Comprehensive Loss	Non- controlling Interests(b)	Total Equity(b)
Balances, December 31, 2016	54.2	$1,746	$(3)	$823	$2,566
Acquisition of membership interests in subsidiaries	—	—	—	(242)	(242)
Limited partners/related party contribution and transition	—	6	—	5	11
Issuance of common units	0.1	1	—	—	1
Related party note receivable	—	—		1	1
Capped call transaction	—	(12)	—	—	(12)
Net income(c)	—	26	—	141	167
Other comprehensive income	—	—	3	10	13
Related party contributions	—	—	—	318	318
Related party distributions	—	—	—	(172)	(172)
Changes in non-economic ownership interests and equity method investee	—	—	—	(3)	(3)
Distributions to unitholders	—	(60)	—	—	(60)
Balances, September 30, 2017	54.3	$1,707	$—	$881	$2,588
____________________

(a)	At September 30, 2018, approximately $6 million of preferred unit distributions were accrued and are payable in November 2018.

(b)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(c)	Net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

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

1. Acquisitions

During 2017, a subsidiary of NEP completed acquisitions from NEER which were transfers of assets between entities under common control that were required to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted for the three and nine months ended September 30, 2017 to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

In August 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, beginning in January 2018, acquisitions from NEER are no longer treated as common control acquisitions and NEP's financial statements will no longer be retrospectively adjusted for such acquisitions.

In August 2018, an indirect subsidiary of NEP entered into an agreement with indirect subsidiaries of NEER to acquire NEP Renewables, LLC (NEP Renewables) which owns 100% of the membership interests in each of:

•	Breckinridge Wind Class A Holdings, LLC, which indirectly owns an approximately 98 MW wind generation facility located in Oklahoma;

•	Carousel Wind Holdings, LLC, which indirectly owns an approximately 150 MW wind generation facility located in Colorado;

•
Monarch Wind Holdings, LLC, which indirectly owns two wind generation facilities, Javelina II and Rush Springs Wind, with a combined generating capacity of approximately 450 MW, located in Texas and Oklahoma, respectively;

•	Mountain View Solar Holdings, LLC, which indirectly owns a 20 MW solar generation facility located in Nevada;

•
Pacific Plains Wind Class A Holdings, LLC, which indirectly owns three wind generation facilities, Bluff Point, Cottonwood and Golden Hills North, with a combined generating capacity of approximately 255 MW, located in Indiana, Nebraska and California, respectively; and

•	Palomino Wind Holdings, LLC, which indirectly owns three wind generation facilities located in Kansas, Kingman I, Kingman II and Ninnescah, with a combined generating capacity of approximately 415 MW.

NEP expects to complete the acquisition before December 31, 2018, subject to customary closing conditions and the receipt of certain regulatory approvals, for a total consideration of approximately $1,275 million, subject to customary working capital and other adjustments, plus the assumption of approximately $930 million in existing noncontrolling interests related to differential membership investors and $38 million of existing debt.

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

NEP's operating revenues are generated primarily from various non-affiliated parties under long-term power purchase agreements, FIT agreements and RESOP agreements (collectively, PPAs) and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Substantially all of the PPAs are accounted for as operating leases and are not considered contracts with customers within the scope of the new revenue standard. Included in NEP’s operating revenues for the three months ended September 30, 2018 is approximately $11 million and $52 million and for the nine months ended September 30, 2018 is $40 million and $162 million of revenue from contracts with customers for

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers as well as lease transactions. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2018 to 2035. At September 30, 2018, NEP expects to record approximately $1.9 billion of revenues over the remaining terms of the related contacts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2035, will vary based on the volume of energy delivered.

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

On December 22, 2017, the Tax Cuts and Jobs Act (tax reform) was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEP performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEP's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEP’s net deferred income tax assets by approximately $101 million, which decreased NEP’s 2017 net income and net income attributable to NEP. While NEP continues to believe that the provisional tax reform adjustment is a reasonable estimate of the effects on its existing deferred taxes, additional analysis and detailed reviews are still being performed to finalize the accounting for the remeasurement of deferred tax assets and liabilities as a result of the enactment of tax reform. NEP expects any final adjustments to the provisional amounts to be recorded in the fourth quarter of 2018 upon filing of all 2017 income tax returns.

The effective tax rates for the three months ended September 30, 2018 and 2017 were approximately 12% and 30%, respectively, and for the nine months ended September 30, 2018 and 2017 were approximately 3% and 24%, respectively. The effective tax rate is affected by recurring items, such as the relative amount of income earned in jurisdictions (earnings mix), valuation allowances on deferred tax assets, taxes attributable to the noncontrolling interests and the taxation of Canadian income in both Canada and the U.S. During the nine months ended September 30, 2018, the disposal of Canadian Holdings (see Note 10 - Disposal of Canadian Holdings) resulted in an overall tax benefit of approximately $47 million. The benefit resulted from the removal of the historical Canadian deferred tax liabilities of approximately $69 million offset by US tax expense of $22 million related to the gain. During the nine months ended September 30, 2018, NEP recorded an income tax charge of approximately $20 million related to the $231 million adjustment to differential membership interests as a result of the change in federal corporate income taxes due to tax reform that became effective January 1, 2018 (see Note 10 - Accounting for Partial Sales of Nonfinancial Assets).

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$45	$—	$45	$61	$—	$61
Restricted cash equivalents(a)	24	—	24	31	—	31
Interest rate contracts	—	81	81	—	15	15
Total assets	$69	$81	$150	$92	$15	$107
Liabilities:
Interest rate contracts	$—	$57	$57	$—	$44	$44
Foreign currency contracts	—	—	—	—	3	3
Total liabilities	$—	$57	$57	$—	$47	$47
____________________

(a)
At September 30, 2018 and December 31, 2017, approximately $9 million and $7 million, respectively, of restricted cash equivalents are included in other non-current assets on NEP's condensed consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amount of short-term debt approximates its fair value. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,555	$3,512	$4,317	$4,456
____________________

(a)
At September 30, 2018 and December 31, 2017, approximately $3,036 million and $3,552 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities in its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income. In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At September 30, 2018 and December 31, 2017, the combined notional amounts of the interest rate contracts were approximately $8,222 million and $3,609 million, respectively.

At September 30, 2018, NEP's AOCI included amounts related to discontinued cash flow hedges, which have expiration dates through 2030. At September 30, 2018, less than $1 million of net unrealized losses are expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

Prior to the sale of Canadian Holdings discussed in Note 10 - Disposal of Canadian Holdings, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. At December 31, 2017, the notional amount of the foreign currency contracts was approximately $62 million. During the three months ended September 30, 2018 and 2017, NEP recorded less than $1 million of losses and $2 million of losses, respectively, and $13 million of gains and $5 million of losses during the nine months ended September 30, 2018 and 2017, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income. In April 2018, NEP entered into a foreign exchange forward agreement with a notional amount of CAD $741 million to manage foreign currency exchange rate risk associated with the cash consideration NEP received upon closing of the sale of Canadian Holdings. In July 2018, the CAD $741 million hedge agreement was settled.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at September 30, 2018 and December 31, 2017, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	September 30, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$81	$57	$41	$17

Net fair value by balance sheet line item:
Other current assets			$8
Other non-current assets			33
Other current liabilities				$—
Other non-current liabilities				17
Total derivatives			$41	$17

	December 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$18	$47
Foreign currency contracts	—	3	—	3
Total fair values	$15	$47	$18	$50

Net fair value by balance sheet line item:
Other current assets			$10
Other non-current assets			8
Other current liabilities				$11
Other non-current liabilities				39
Total derivatives			$18	$50

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(millions)
Interest rate contracts:
Losses reclassified from AOCI to interest expense	$—	$(1)	$(3)	$(6)
Gains (losses) recognized in interest expense	$74	$(1)	$55	$(21)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At September 30, 2018 and December 31, 2017, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $57 million and $17 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo as a VIE. NEP OpCo is a limited partnership with a general partner and limited partners. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At September 30, 2018, NEP owned an approximately 35.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 64.4% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at September 30, 2018, NEP OpCo consolidated seven VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate ten wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to related party, of the VIEs, totaled approximately $2,775 million and $75 million, respectively, at September 30, 2018. The assets, primarily property, plant and equipment - net, and liabilities, primarily deferral related to differential membership interests, totaled approximately $2,840 million and $1,515 million, respectively, at December 31, 2017.

In April 2015, a subsidiary of NEP made an equity method investment in three NEER solar projects. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At September 30, 2018 and December 31, 2017, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Equity - During the nine months ended September 30, 2018, NEP issued approximately 1.7 million common units under its $150 million at-the-market equity issuance program (ATM program) implemented in July 2018, which replaced its prior program, for gross proceeds of approximately $82 million. Fees related to the ATM program totaled approximately $1 million in 2018.

On October 22, 2018, the board of directors of NEP authorized a distribution of $0.45 per common unit payable on November 14, 2018 to its common unitholders of record on November 6, 2018.

In August 2018, NEP, NEP Renewables Holdings, LLC (NEP Renewables Holdings) and NEP Renewables entered into a membership interest purchase agreement (membership purchase agreement) with a third-party investor (Class B purchaser) for the purpose of financing the acquisition of NEP Renewables. The Class B purchaser has committed to pay approximately $750 million to NEP Renewables Holdings for 100% of the noncontrolling Class B interest in NEP Renewables, representing an approximately 59% investment in NEP Renewables, subject to certain conditions. NEP Renewables Holdings will retain 100% of the Class A interest, representing an approximately 41% investment in NEP Renewables. NEP will consolidate NEP Renewables which will be considered a VIE because the Class B purchaser does not have substantive rights over the significant activities of NEP Renewables.

Under the amended and restated limited liability company agreement for NEP Renewables (the LLC agreement) that will be entered into at funding, NEP will receive 85% of NEP Renewables’ cash distributions for the first three years after funding, and the Class B purchaser will receive 15%. After three years, NEP will receive 20% of NEP Renewables’ cash distributions and the Class B purchaser will receive 80%. From the third to the fourth anniversary after funding, NEP has the option (the buyout right), subject to certain limitations and extensions, to purchase 100% of the Class B purchaser’s interest in NEP Renewables at a buyout price that implies a 7.75% pre-tax return to the Class B purchaser (inclusive of all prior distributions). If exercised, NEP has the right to pay at least 70% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units, with the balance paid in cash, subject to certain limitations. Beginning January 1, 2025, NEP will give the Class B purchaser, under a

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

registration rights agreement to be entered into at funding, certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the common units that are issuable if NEP exercises the buyout right.

NEP's limited partnership agreement will be amended and restated to establish the rights of the NEP non-voting common units. The NEP non-voting common units will have, among other terms, the right to receive pro rata quarterly cash distributions and rights, subject to certain limitations, to convert the NEP non-voting common units into NEP common units on a one-for-one basis.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method.

The reconciliation of NEP's basic and diluted earnings per unit is as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(millions, except per unit amounts)
Numerator:
Net income attributable to NEP – basic	$33	$189
Adjustments for convertible notes and preferred units	10	52
Net income attributable to NEP used to compute diluted earnings per unit	$43	$241
Denominator:
Weighted-average number of common units outstanding – basic	54.9	54.5
Convertible notes and preferred units	19.7	19.7
Weighted-average number of common units outstanding – assuming dilution	74.6	74.2
Earnings per unit attributable to NEP:
Basic	$0.60	$3.47
Assuming dilution	$0.58	$3.25

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended September 30, 2018
Balances, June 30, 2018	$6	$(30)	$(24)
Amounts reclassified from AOCI to interest expense	(1)	—	(1)
Other comprehensive income related to equity method investee	—	9	9
Net other comprehensive income (loss)	(1)	9	8
Balances, September 30, 2018	$5	$(21)	$(16)
AOCI attributable to noncontrolling interest	$4	$(15)	$(11)
AOCI attributable to NEP	$1	$(6)	$(5)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine months ended September 30, 2018
Balances, December 31, 2017	$1	$(98)	$(30)	$(127)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized losses on foreign currency translation	—	(6)	—	(6)
Other comprehensive income related to equity method investee	—	—	9	9
Net other comprehensive income (loss)	1	(6)	9	4
Impact of disposal of Canadian Holdings	3	104	—	107
Balances, September 30, 2018	$5	$—	$(21)	$(16)
AOCI attributable to noncontrolling interest	$4	$—	$(15)	$(11)
AOCI attributable to NEP	$1	$—	$(6)	$(5)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended September 30, 2017
Balances, June 30, 2017	$(1)	$(102)	$(34)	$(137)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized gains on foreign currency translation	—	5	—	5
Net other comprehensive income	1	5	—	6
Balances, September 30, 2017	$—	$(97)	$(34)	$(131)
AOCI attributable to noncontrolling interest	$(1)	$(95)	$(35)	$(131)
AOCI attributable to NEP	$1	$(2)	$1	$—

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine months ended September 30, 2017
Balances, December 31, 2016	$(4)	$(105)	$(35)	$(144)
Amounts reclassified from AOCI to interest expense	4	—	—	4
Net unrealized gains on foreign currency translation	—	8	—	8
Other comprehensive income related to equity method investee	—	—	1	1
Net other comprehensive income	4	8	1	13
Balances, September 30, 2017	$—	$(97)	$(34)	$(131)
AOCI attributable to noncontrolling interest	$(1)	$(95)	$(35)	$(131)
AOCI attributable to NEP	$1	$(2)	$1	$—

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and nine months ended September 30, 2018 include approximately $20 million and $57 million, respectively, and for the three and nine months ended September 30, 2017 include approximately $17 million and $49 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and nine months ended September 30, 2018 include approximately $1 million and $3 million, respectively, and for the three and nine months ended September 30, 2017 include approximately $1 million and $3 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At September 30, 2018 and December 31, 2017, the cash sweep amounts held in accounts belonging to

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEER or its subsidiaries were approximately $807 million and $87 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At September 30, 2018, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $575 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At September 30, 2018, NEER guaranteed a total of approximately $59 million related to these obligations.

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

Transportation and Fuel Management Agreements - In connection with the Texas pipelines acquisition, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three and nine months ended September 30, 2018, NEP recognized less than $1 million and approximately $2 million, respectively, and for the three and nine months ended September 30, 2017 NEP recognized $2 million and $7 million, respectively, in revenues related to the transportation and fuel management agreements.

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

Current restricted cash on NEP's condensed consolidated balance sheets and approximately $19 million and $19 million of other non-current assets on NEP's condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments. In addition, the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. NEP recognized a gain of approximately $158 million ($205 million after-tax). Income before income taxes associated with Canadian Holdings, excluding the financial statement impacts resulting from the sale in 2018, was approximately $8 million for the three months ended September 30, 2017 and $47 million and $47 million for the nine months ended September 30, 2018 and 2017, respectively.

Accounting for Partial Sales of Nonfinancial Assets - Effective January 1, 2018, NEP adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets using the modified retrospective approach. This standards update affects the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors. The primary impact of adopting the standards update was an increase to noncontrolling interests which includes the reclassification of the $1,442 million liability reflected as deferral related to differential membership interests on NEP's condensed consolidated balance sheets at December 31, 2017. See the condensed consolidated statements of changes in equity. During the three and nine months ended September 30, 2018, approximately $28 million and $105 million, respectively, was recorded as net loss attributable to noncontrolling interests in NEP's condensed consolidated statements of income as the third-party investors received their portion of the economic attributes of the related facilities. Prior to the adoption, the income related to differential membership interests was being recognized in benefits associated with differential membership interests - net in NEP's condensed consolidated statements of income. Additionally, net loss attributable to noncontrolling interests for the nine months ended September 30, 2018 includes approximately $231 million (after-tax $211 million) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Noncontrolling Interests - At September 30, 2018 and December 31, 2017, NEP's limited partner interest in NEP OpCo was approximately 35.6% and 34.9%, respectively. At September 30, 2018, NEE's 64.4% noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the interests related to differential membership interests discussed above are reflected as noncontrolling interests on the condensed consolidated balance sheets. Details of the activity in noncontrolling interests for the nine months ended September 30, 2018 is below:

	Differential Membership Interests		Noncontrolling Ownership Interests in NEP OpCo and Texas pipeline	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2017	$—		$20	$20
Related party note receivable	—		31	31
Net income (loss) attributable to NCI	(336)	(a)	514	178
Other comprehensive income	—		12	12
Related party contributions	—		1	1
Related party distributions	—		(153)	(153)
Changes in non-economic ownership interests and equity method investee	—		(6)	(6)
Differential membership investment contributions, net of distributions	40		—	40
Disposal of Canadian Holdings	—		105	105
Adoption of accounting standards update	1,413		3	1,416
Balances, September 30, 2018	$1,117		$527	$1,644
____________________

(a)
Represents the benefits associated with differential membership interests recognized as the third-party investors received their portion of the economic attributes of the related facilities. Approximately $219 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $117 million is reflected as net income attributable to NEP.

Leases - In February 2016, the Financial Accounting Standards Board (FASB) issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments, and a right-of-use asset for all leases (with the exception of short-term leases) (new lease standard). The new lease standard also requires new qualitative and quantitative disclosures for both lessees and lessors. The new lease standard will be effective for NEP beginning January 1, 2019. Early adoption is permitted. The new lease standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of the date of initial application.

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

11. Commitments and Contingencies

Contracts - At September 30, 2018, NEP and its subsidiaries have entered into contracts with expiration dates ranging from 2018 through 2065 for the sale of differential membership interests related to certain wind generation facilities, engineering, procurement and construction contracts and agreements that provide for the right to use the land upon which certain projects are located.

At September 30, 2018, payments under these contracts were estimated as follows:

Year Ending December 31,	Commitments
(millions)
Remainder of 2018	$9
2019	32
2020	32
2021	32
2022	33
Thereafter	455
Total estimated payments	$593

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

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $82 million in the aggregate. These LOC facilities have maturity dates of June 2022 and July 2022. At September 30, 2018, approximately $68 million of LOCs was outstanding primarily related to debt service reserves and as security for certain of the projects' agreements, including a PPA.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At September 30, 2018, NEP owned a controlling, non-economic general partner interest and an approximately 35.6% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

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

During 2017, a subsidiary of NEP completed acquisitions from NEER, which were transfers of assets between entities under common control that were required to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying condensed consolidated financial statements have been retrospectively adjusted for the three and nine months ended September 30, 2017 to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. Beginning in January 2018, acquisitions from NEER are no longer treated as common control acquisitions and NEP's financial statements will no longer be retrospectively adjusted for such acquisitions. See Note 1.

In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings which owns four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. See Note 10 - Disposal of Canadian Holdings.

In August 2018, an indirect subsidiary of NEP entered into an agreement with indirect subsidiaries of NEER to acquire NEP Renewables which indirectly owns interests in ten wind generation facilities and one solar generation facility with generating capacity totaling approximately 1,388 MW. See Note 1.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(a)	2018	2017(a)
	(millions)
Statement of Income Data:
OPERATING REVENUES
Renewable energy sales	$124	$141	$449	$466
Texas pipelines service revenues	54	50	166	144
Total operating revenues	178	191	615	610
OPERATING EXPENSES (INCOME)
Operations and maintenance	65	61	193	184
Depreciation and amortization	49	56	152	169
Loss (gain) on disposal of Canadian Holdings	—	—	(158)	—
Taxes other than income taxes and other	5	5	15	15
Total operating expenses - net	119	122	202	368
OPERATING INCOME	59	69	413	242
OTHER INCOME (DEDUCTIONS)
Interest expense	31	(50)	(93)	(154)
Benefits associated with differential membership interests - net	—	21	—	83
Equity in earnings of equity method investee	23	22	39	38
Equity in earnings of non-economic ownership interests	11	9	25	12
Other - net	1	—	14	(2)
Total other income (deductions) - net	66	2	(15)	(23)
INCOME BEFORE INCOME TAXES	125	71	398	219
INCOME TAX EXPENSE	15	21	13	52
NET INCOME	110	50	385	167
Net income attributable to preferred distributions	(6)	—	(18)	—
Net income attributable to noncontrolling interests(b)	(71)	(49)	(178)	(141)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$33	$1	$189	$26
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1.

(b)	For the three and nine months ended September 30, 2017, net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 1.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Renewable energy sales decreased approximately $17 million during the three months ended September 30, 2018. Of this amount, approximately $21 million is the result of the sale of Canadian Holdings at the end of the second quarter of 2018. This decrease was partially offset by net favorable wind and solar resource across the portfolio. Texas pipelines service revenues increased approximately $4 million over the same period primarily due to the recognition of revenue related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expense includes interconnection costs, labor expenses, turbine servicing costs, royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 9. O&M expense also includes the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expense increased approximately $4 million during the three months ended September 30, 2018 primarily due to increases of $3 million in IDR fees related to growth in NEP's distributions to its common unitholders and $4 million primarily related to various project O&M expenses, partially offset by a decrease of approximately $3 million as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

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

Depreciation and amortization expense decreased approximately $7 million during the three months ended September 30, 2018 primarily as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest on debt and mark-to-market gains and losses on interest rate contracts. Interest expense decreased approximately $81 million during the three months ended September 30, 2018 primarily due to favorable mark-to-market activity of $78 million and a decrease in interest costs of $3 million as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

Benefits Associated with Differential Membership Interests - net
For the three months ended September 30, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. For the three months ended September 30, 2018, NEP recognized approximately $28 million as a loss attributable to noncontrolling interests on the condensed consolidated statements of income. Approximately $18 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $10 million is reflected as net income attributable to NEP.

Income Taxes

Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended September 30, 2018, NEP recorded income tax expense of approximately $15 million on income before income taxes of $125 million, resulting in an effective tax rate of 12%. The tax expense is comprised primarily of income tax expense of approximately $26 million at the statutory rate of 21%, partially offset by income tax benefit of $16 million of income tax attributable to noncontrolling interests.

For the three months ended September 30, 2017, NEP recorded income tax expense of approximately $21 million on income before income taxes of $71 million, resulting in an effective tax rate of 30%. The tax expense is comprised primarily of income tax expense of approximately $25 million at the statutory rate of 35%, partially offset by income tax benefit of $7 million of income tax attributable to noncontrolling interests.

Due to the transition from predecessor, prior to January 1, 2018, to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Net Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2018 and 2017, net income attributable to noncontrolling interests reflects the net income attributable to NEE's noncontrolling interest in NEP OpCo and a non-affiliated party's 10% interest in one of the Texas pipelines. Additionally, for the three months ended September 30, 2018, net income attributable to noncontrolling interests reflects the loss allocated to differential membership interests investors. See Note 10 - Noncontrolling Interests. Net income attributable to noncontrolling interests increased $22 million during the three months ended September 30, 2018 primarily due to the allocation of NEP's net income based on the ownership share of the respective noncontrolling interests as well as the allocation of the differential membership interest loss.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Revenues

Renewable energy sales decreased approximately $17 million during the nine months ended September 30, 2018. Of this amount, approximately $22 million is a result of the sale of Canadian Holdings at the end of the second quarter of 2018. This was partially offset by net favorable wind resource across the portfolio. Texas pipelines service revenues increased approximately $22 million over the same period primarily due to the recognition of revenue related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expense increased approximately $9 million during the nine months ended September 30, 2018 primarily due to an increase of $8 million in IDR fees related to growth in NEP's distributions to its common unitholders and $5 million primarily related to various project O&M expenses, partially offset by $4 million as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

Depreciation and Amortization
Depreciation and amortization expense decreased approximately $17 million during the nine months ended September 30, 2018 as a result of the sale of Canadian Holdings at the end of the second quarter of 2018 and Canadian Holdings being held for sale during a portion of 2018 prior to the sale.

Gain on Disposal of Canadian Holdings
During the nine months ended September 30, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $158 million. See Note 10 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense decreased approximately $61 million during the nine months ended September 30, 2018 primarily due to favorable mark-to-market activity of $69 million, partially offset by $10 million in higher interest cost and fees related to additional debt issuances during 2017, net of the repayment of certain term loans during 2017.

Benefits Associated with Differential Membership Interests - net
For the nine months ended September 30, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects net of associated costs. For the nine months ended September 30, 2018, NEP recognized approximately $336 million as a loss attributable to noncontrolling interests on the condensed consolidated statements of income, of which approximately $231 million related to the change in federal corporate income tax rates that became effective January 1, 2018. See Note 10 - Accounting for Partial Sales of Nonfinancial Assets. Approximately $219 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $117 million is reflected as net income attributable to NEP.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests increased by approximately $13 million during the nine months ended September 30, 2018 primarily due to mark-to-market gains on certain interest rate derivative contracts recorded at the related projects.

Other - net
The increase in other - net for the nine months ended September 30, 2018 primarily reflects an approximately $15 million increase in gains related to foreign currency exchange contracts. See Note 5.

Income Taxes

For the nine months ended September 30, 2018, NEP recorded income tax expense of approximately $13 million on income before income taxes of $398 million, resulting in an effective tax rate of 3%. The tax expense is comprised primarily of income tax expense of approximately $84 million at the statutory rate of 21%, $20 million related to the adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 10 - Accounting for Partial Sales of Nonfinancial Assets) and $4 million of state income taxes, partially offset by income tax benefits of $69 million related to the removal of the historical Canadian deferred tax liabilities (see Note 3) and $33 million of income tax attributable to noncontrolling interests.

For the nine months ended September 30, 2017, NEP recorded income tax expense of approximately $52 million on income before income taxes of $219 million, resulting in an effective tax rate of 24%. The tax expense is comprised primarily of income tax expense of approximately $77 million at the statutory rate of 35%, partially offset by income tax benefits of $5 million related to foreign tax differential and $21 million of income tax attributable to noncontrolling interests.

Due to the transition from predecessor, prior to January 1, 2018, to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information. See Note 3.

Net Income Attributable to Noncontrolling Interests

For the nine months ended September 30, 2018 and 2017, net income attributable to noncontrolling interests reflects the net income attributable to NEE's noncontrolling interest in NEP OpCo and a non-affiliated party's 10% interest in one of the Texas pipelines. Additionally, for the nine months ended September 30, 2018, net income attributable to noncontrolling interests reflects the loss allocated to differential membership interests investors. See Note 10 - Noncontrolling Interests. Net income attributable to noncontrolling interests increased $37 million during the nine months ended September 30, 2018 primarily due to the allocation of NEP's net income, including the gain on disposal of Canadian Holdings discussed above, based on the ownership share of the respective noncontrolling interests, partially offset by the allocation of the differential membership interest adjustment discussed above.

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

Liquidity Position

At September 30, 2018 and December 31, 2017, NEP's liquidity position was approximately $1,647 million and $1,005 million, respectively. The table below provides the components of NEP’s liquidity position:

	September 30, 2018	December 31, 2017
	(millions)
Cash and cash equivalents	$76	$154
Amounts due under the CSCS agreement	807	87
Revolving credit facilities	900	900
Less borrowings	(150)	(150)
Letter of credit facilities	82	107
Less letters of credit	(68)	(93)
Total(a)	$1,647	$1,005
____________________

(a)	Excludes current restricted cash of approximately $15 million and $25 million at September 30, 2018 and December 31, 2017, respectively. See Note 2 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Equity

During the nine months ended September 30, 2018, NEP issued approximately 1.7 million common units under its ATM program. Approximately $68 million of common units remain available to be issued under NEP's ATM program at September 30, 2018.

In August 2018, NEP entered into a membership purchase agreement to sell 100% of the noncontrolling Class B interest in NEP Renewables for approximately $750 million. See Note 7 - Equity.

In July 2018, NEP filed a shelf registration statement with the SEC, which became effective upon filing, for an unspecified amount of securities, which shelf registration statement replaced a prior shelf registration statement that has expired. The amount of securities issuable by NEP is established from time to time by its board of directors. Securities that may be issued under the registration statement include common units, preferred units, warrants, rights, debt securities, equity purchase contracts and equity purchase units.

Contractual Obligations

NEP's contractual obligations as of September 30, 2018 were as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Debt, including interest(a)	$57	$222	$572	$238	$754	$2,551	$4,394
Contractual obligations(b)	9	32	32	32	33	455	593
Revolving credit facilities fees	1	2	2	2	1	—	8
Asset retirement activities(c)	—	—	—	—	—	333	333
MSA and credit support(d)	2	8	8	8	8	90	124
Total	$69	$264	$614	$280	$796	$3,429	$5,452
____________________

(a)	Includes principal, interest and interest rate contracts. Variable rate interest was computed using September 30, 2018 rates.

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

Cash Distributions to Unitholders

During the nine months ended September 30, 2018, NEP distributed approximately $69 million to its common unitholders. On October 22, 2018, the board of directors of NEP authorized a distribution of $0.45 per common unit payable on November 14, 2018 to its common unitholders of record on November 6, 2018. During the nine months ended September 30, 2018, NEP distributed approximately $15 million to its preferred unitholders and accrued $6 million in preferred distributions to be paid in November 2018.

Cash Flows

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table reflects the changes in cash flows for the comparative periods:

	2018	2017(a)	Change
	(millions)
Nine Months Ended September 30,
Net cash provided by operating activities	$269	$293	$(24)
Net cash used in investing activities	$(213)	$(808)	$595
Net cash provided by (used in) financing activities	$(142)	$502	$(644)
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 1 and Note 10 - Restricted Cash.

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by approximately $17 million for the timing of accounts payable and accrued expenses primarily related to the sale of Canadian Holdings and $18 million related to the timing of interest payments. This was partially offset by the absence of the $14 million portion of the acquisition holdback payment in 2017 reflected as cash flows from operating activities.

Net Cash Used in Investing Activities

	2018	2017
	(millions)
Nine Months Ended September 30,
Acquisition of membership interests in subsidiaries	$—	$(242)
Capital expenditures	(10)	(342)
Proceeds from the sale of Canadian Holdings - net	517	—
Payments to related parties under CSCS agreement - net	(720)	(301)
Proceeds from CITCs	—	77
Net cash used in investing activities	$(213)	$(808)

The decrease in net cash used in investing activities was primarily driven by the proceeds from the sale of Canadian Holdings, the absence of capital expenditures related to construction activities as a result of the completion of two wind projects at the end of 2016 prior to the NEP acquisition date and the absence of the acquisition of membership interests in subsidiaries in May 2017. This was partially offset by higher cash sweeps under the CSCS agreement.

Net Cash Provided by (Used in) Financing Activities

	2018	2017
	(millions)
Nine Months Ended September 30,
Proceeds from issuance of common units - net	$81	$—
Issuances (retirements) of long-term debt - net	(74)	709
Partners/Members' contributions	32	307
Partners/Members' distributions	(205)	(232)
Change in amounts due to related parties	(1)	(78)
Proceeds related to differential membership interests - net	40	15
Payment of acquisition holdback	—	(186)
Other	(15)	(33)
Net cash provided by (used in) financing activities	$(142)	$502

The increase in net cash used in financing activities primarily reflects the absence of pre-acquisition member contributions and the absence of the issuances of debt in 2018. This was partially offset by the absence of the payment of the acquisition holdback, the issuance of common units in 2018 and lower member distributions.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At September 30, 2018, approximately 6% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At September 30, 2018, the estimated fair value of NEP's long-term debt was approximately $3.5 billion and the carrying value of the long-term debt was $3.6 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $98 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, NEP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer of NEP, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of September 30, 2018.

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

Item 5. Other Information

(a)
On October 22, 2018, the board of directors of NEP established April 22, 2019 as the date for the NEP 2019 Annual Meeting of Unitholders (2019 Annual Meeting). In accordance with NEP's partnership agreement, holders of units of NEP (Eligible Holders) that wish to submit the name of a qualified director nominee for inclusion in NEP’s proxy statement for the 2019 Annual Meeting or submit proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (Exchange Act), may do so in compliance with the following procedures: (i) notice of a proxy access nominee must be received by W. Scott Seeley, NEP’s Corporate Secretary, at 700 Universe Boulevard, Juno Beach, Florida 33408 no later than December 21, 2018 and (ii) proposals submitted for inclusion in NEP’s proxy materials for the 2019 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must be received by W. Scott Seeley, NEP's Corporate Secretary, at 700 Universe Boulevard, Juno Beach, Florida 33408 no later than November 30, 2018. Such notice of proxy access nominees and Rule 14a-8 proposals for the 2019 Annual Meeting may be made by personal delivery or by facsimile (561-691-7702) or sent by U.S. certified mail. Eligible Holders who wish to submit nominees or proposals will be required to satisfy the requirements set forth in NEP's partnership agreement or Rule 14a-8, respectively.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (2018 Projects Annex), dated as of August 31, 2018, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated August 31, 2018, File No. 1-36518)

2.3*	Membership Interest Purchase Agreement (filed as Exhibit 2.3 to Form 8-K dated August 31, 2018, File No. 1-36518)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
___________________________
* Incorporated herein by reference. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NEP will furnish the omitted schedules to the SEC upon request.

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

Date:  October 23, 2018

NEXTERA ENERGY PARTNERS, LP
(Registrant)

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)