Form 10-K
period 2018-12-31
NextEra Energy Partners, LP
filed 2019-02-19
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices and registrant's telephone number	IRS Employer Identification Number
1-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558
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

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates at June 30, 2018 (based on the closing market price on the Composite Tape on June 30, 2018) was $2,455,240,982.

Number of NextEra Energy Partners, LP common units outstanding at January 31, 2019:  56,093,939
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy Partners, LP's Proxy Statement for the 2019 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
Bcf	billion cubic feet
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CITC	convertible investment tax credit
COD	commercial operation date
Code	U.S. Internal Revenue Code of 1986, as amended
CSCS agreement	cash sweep and credit support agreement
Desert Sunlight Investment	NEP's indirect ownership interest in Desert Sunlight
Desert Sunlight	Desert Sunlight Investment Holdings, LLC, which owns a solar generation plant located in Riverside County, California
FCPA	Foreign Corrupt Practices Act of 1977, as amended
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in-Tariff
GWh	gigawatt-hour(s)
IESO	Independent Electricity System Operator
IPO	initial public offering
IPP	independent power producer
ITC	investment tax credit
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEER ROFO projects	NEER projects listed in the right of first offer agreement
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NERC	North American Electric Reliability Corporation
NOLs	net operating losses
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
preferred units	Series A convertible preferred units representing limited partner interests in NEP
PTC	production tax credit
RESOP	Renewable Energy Standard Offer Program
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
tax reform	the Tax Cuts and Jobs Act
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
the board	the board of directors of NEP
U.S.	United States of America

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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2018, NEP owned a controlling, non-economic general partner interest and a 35.6% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects, as well as seven contracted natural gas pipeline assets.

NEP expects to take advantage of trends in the North American energy industry, including the addition of clean energy projects as aging or uneconomic generation facilities are phased out, increased demand from utilities for renewable energy to meet state RPS requirements, improving competitiveness of energy generated from wind and solar projects relative to energy generated using other fuels and increased demand for natural gas transportation. NEP plans to focus on high-quality, long-lived projects operating under long-term contracts that are expected to produce stable long-term cash flows. NEP believes its cash flow profile, geographic, technological and resource diversity, operational excellence and cost-efficient business model provide NEP with a significant competitive advantage and enable NEP to execute its business strategy.

NEP was formed as a Delaware limited partnership in 2014 as an indirect wholly owned subsidiary of NEE. On July 1, 2014, NEP completed its IPO. In 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby, beginning in 2018, NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. The following diagram depicts NEP's simplified ownership structure at December 31, 2018:

At December 31, 2018, NEP owned interests in the following portfolio of clean, contracted renewable energy projects located in 12 states:

Project	Resource	MW	Contract Expiration	NEP Acquisition / Investment Date
Genesis(a)	Solar	250	2039	July 2014
Northern Colorado(a)	Wind	174	2029 (22 MW) 2034 (152 MW)	July 2014
Tuscola Bay(a)	Wind	120	2032	July 2014
Elk City(a)	Wind	99	2030	July 2014
Perrin Ranch(a)	Wind	99	2037	July 2014
Palo Duro(b)	Wind	250	2034	January 2015
Shafter(a)	Solar	20	2035	February 2015
Stateline(a)	Wind	300	2026	May 2015
Mammoth Plains(b)	Wind	199	2034	May 2015
Baldwin Wind(a)	Wind	102	2041	May 2015
Ashtabula Wind III(a)	Wind	62	2038	May 2015
Seiling Wind(b)	Wind	199	2035	March 2016
Seiling Wind II(b)	Wind	100	2034	March 2016
Cedar Bluff Wind(b)	Wind	199	2035	July 2016
Golden Hills Wind(b)	Wind	86	2035	July 2016
Investment in Desert Sunlight(a)(c)	Solar	275	2035 (125 MW) 2039 (150 MW)	October 2016 (132 MW) November 2017 (143 MW)
Golden West Wind(b)	Wind	249	2040	May 2017
Brady Wind I(b)	Wind	150	2046	November 2017
Brady Wind II(b)	Wind	149	2046	November 2017
Javelina I(b)	Wind	250	2030 (200 MW) 2035 (50 MW)	November 2017
Breckinridge(b)(d)	Wind	98	2035	December 2018
Carousel(b)(d)	Wind	150	2041	December 2018
Javelina Wind II(b)(d)	Wind	200	2036	December 2018
Rush Springs(b)(d)	Wind	250	2031	December 2018
Mountain View Solar(a)(d)	Solar	20	2039	December 2018
Bluff Point Wind(b)(d)	Wind	120	2037	December 2018
Cottonwood Wind(b)(d)	Wind	90	2042	December 2018
Golden Hills North Wind(b)(d)	Wind	46	2037	December 2018
Kingman Wind I(b)(d)	Wind	103	2036	December 2018
Kingman Wind II(b)(d)	Wind	103	2036	December 2018
Ninnescah Wind(b)(d)	Wind	208	2036	December 2018
		4,720
Non-Economic Ownership Interests:
Adelanto I and II(a)(e)	Solar	14	2035	April 2015
McCoy(a)(e)	Solar	125	2036	April 2015
Total		4,859	(f)
____________________

(a)	These projects are encumbered by liens against their assets securing various financings.

(b)	NEP owns these wind projects together with third-party investors with differential membership interests. See Note 2 - Differential Membership Interests and Note 10.

(c)
NEP owns an indirect approximately 50% equity method investment in Desert Sunlight and the MWs reflect the net ownership interest in plant capacity. See Note 2 - Investments in Unconsolidated Entities.

(d)	A third party investor owns 100% of the noncontrolling Class B interest in the NEP subsidiary that owns these projects. See Note 2 - Noncontrolling Interests and Note 11 - Equity.

(e)
NEP owns an approximately 50% non-economic ownership interest in each of these solar projects and the MWs reflect the net ownership interest in plant capacity. All equity in earnings of these non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 2 - Investments in Unconsolidated Entities.

(f)
In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings, which owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. See Note 2 - Disposal of Canadian Holdings.

At December 31, 2018, NEP owned interests in the following contracted natural gas pipeline assets, all of which are located in Texas:

Pipeline(a)	Miles of Pipeline	Diameter (inches)	Capacity per day	Contracted Capacity per day	Contract Expiration	In Service Date	NEP Acquisition Date
NET Mexico(b)	120	42" / 48"	2.30 Bcf	2.15 Bcf	2034 - 2035	December 2014	October 2015
Eagle Ford	158	16" / 24" - 30"	1.10 Bcf	0.65 Bcf	2020 - 2027	September 2011 / June 2013	October 2015
Monument	156	16"	0.25 Bcf	0.12 Bcf	2019 - 2030	Built in the 1950s - 2000s	October 2015
Other	108	8" - 16"	0.40 Bcf	0.28 Bcf	2029 - 2035	Built in the 1960s - 1980s; upgraded in 2001 / others placed in service in 2002 - 2015	October 2015
____________________

(a)	All of the pipelines are encumbered by liens against their assets securing various financings.

(b)	A subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline.

At December 31, 2018, NEP's clean energy projects and pipelines, excluding its non-economic ownership interests, are as follows:

Stateline
Baldwin
Ashtabula III
Brady I
Brady II
Tuscola Bay
Golden Hills North
Golden Hills
Northern Colorado
Bluff Point
Cottonwood
Golden West
Carousel
Cedar Bluff
Ninnescah
Kingman I
Kingman II
Shafter
Mountain View
Perrin Ranch
Palo Duro
Breckinridge
Desert Sunlight
Genesis
Elk City
Seiling I
Seiling II
Mammoth Plains
Rush Springs
Mission Valley Pipeline
Eagle Ford Pipeline
LaSalle Pipeline
Monument Pipeline
Javelina II
Javelina I
South Shore Pipeline
NET Mexico Pipeline
Red Gate Pipeline
Wind Asset
Solar Asset
Pipeline Asset
State with project in operation

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipelines primarily operate under long-term firm transportation contracts under which counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipelines. During 2018, NEP derived approximately 18% and 18% of its consolidated revenues from its contracts with Pacific Gas and Electric Company (PG&E) and Mex Gas Supply S.L., respectively. See Item 1A for a discussion of risks related to NEP's counterparties and business relationship with Pemex and Note 15 - PG&E Bankruptcy.

NEP, NEP OpCo and NEP OpCo GP are parties to the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to NEP under the direction of the board, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers, in addition to those services that are provided under O&M agreements and ASAs between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee and makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its common unitholders (incentive distribution rights fees, or IDRs). See Note 13 - Management Services Agreement. In addition, certain subsidiaries of NEP are parties to transportation agreements and a fuel management agreement with a subsidiary of NEE. See Note 13 - Transportation and Fuel Management Agreements.

NEP is a party to a right of first offer (ROFO) agreement with NEER and NEP OpCo that, among other things, provides NEP OpCo with a right of first offer to acquire the NEER ROFO projects, if NEER should seek to sell any of these projects. NEP believes that the NEER ROFO projects have many of the characteristics of the renewable energy projects in its current portfolio, including long-term contracts and recently constructed, long-lived facilities that NEP believes will generate stable cash flows. Under the ROFO agreement, however, NEER is not obligated to offer to sell any of the NEER ROFO projects. In addition, in the event that NEER elects to sell any of the NEER ROFO projects, NEER is not required to accept any offer NEP OpCo makes to acquire any NEER ROFO project and, following the completion of good faith negotiations, may choose to sell the project to third parties or not to sell the project at all. NEER is not obligated to offer NEP OpCo the NEER ROFO projects at prices or on terms that are consistent with NEP's business strategy. The NEER ROFO projects at December 31, 2018 include contracted wind and solar projects in the U.S. and Canada with a combined capacity of approximately 1,056 MW.

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

Natural Gas Pipeline Transportation Industry

The increase in natural gas production in the U.S. has led to opportunities to construct new gas pipelines to transport natural gas from areas of strong production to areas of strong demand. Over the next several years, NEP expects electricity generators to continue to demand higher volumes of natural gas due to prices being near historic lows and societal pressure to reduce greenhouse gas (GHG) emissions. NEP expects these factors to continue to support a growing natural gas transportation industry.

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

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. Previously, owners of solar facilities could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC for qualifying solar facilities where construction began before the end of 2011 and the facilities were placed in service before 2017. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule.

	Year construction of project begins
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(a)	100%	100%	80%	60%	40%	-	-	-
Wind ITC(b)	30%	30%	24%	18%	12%	-	-	-
Solar ITC(c)	30%	30%	30%	30%	30%	26%	22%	10%
______________________

(a)	Percentage of the full PTC available for wind projects that begin construction during the applicable year.

(b)	Percentage of eligible project costs that can be claimed as ITC by wind projects that begin construction during the applicable year.

(c)
Percentage of eligible project costs that can be claimed as ITC by solar projects that begin construction during the applicable year. ITC is limited to 10% for solar projects not placed in service before January 1, 2024.

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

•
Maintain a sound capital structure and financial flexibility. NEP and its subsidiaries have various financing structures in place including limited-recourse project-level financings, the sale of differential membership interests and equity interests in certain subsidiaries, preferred units, convertible senior unsecured notes and senior unsecured notes, as well as revolving credit facilities and term loans. NEP believes its cash flow profile, its credit rating, the long-term nature of its contracts and its ability to raise capital provide flexibility for optimizing its capital structure and increasing distributions. NEP intends to continually evaluate opportunities to finance future acquisitions or refinance its existing debt and seeks to limit recourse, optimize leverage, hedge exposure, extend maturities and increase cash distributions to common unitholders over the long term.

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

•
Grow NEP's business and cash distributions through selective acquisitions of operating projects or projects under construction. NEP intends to grow primarily through the acquisition of projects that have similar characteristics to the renewable energy projects and pipelines in its portfolio. NEER has granted NEP OpCo a right of first offer on any proposed sale of the NEER ROFO projects through mid-2020. NEP intends to focus on acquiring projects in operation, maintaining a disciplined investment approach and taking advantage of opportunities to acquire additional projects from NEER and third parties in the future, which it believes will enable it to increase cash distributions to its common unitholders over the long term. NEER is not required, however, to offer NEP OpCo the opportunity to purchase any of its projects, including the NEER ROFO projects.

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

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio supports expected stable long-term cash flows. NEP's portfolio is composed of renewable energy projects with approximately 4,859 MW of capacity and pipeline projects with approximately 3 Bcf per day of capacity under firm transportation contracts. The renewable energy projects are fully contracted under long-term contracts that generally provide for fixed price payments over the contract term. Revenues from the pipeline projects are primarily generated from firm transportation contracts based on the fixed amount of capacity reserved by the counterparties. The renewable energy projects and pipeline projects have a total weighted average remaining contract term, based on expected contributions to cash available for distribution, of approximately 17 years at December 31, 2018.

New, well-maintained portfolio. NEP's portfolio includes renewable energy projects that have on average, based on expected contributions to cash available for distribution, been operating for fewer than five years. Additionally, approximately 85% of NEP's pipeline projects (on a capacity-weighted basis) have been operating for fewer than seven years. Because NEP's renewable energy portfolio is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

Geographic and resource diversification. NEP's portfolio is geographically diverse across the U.S. In addition, NEP's portfolio includes both wind and solar electric generating facilities, as well as natural gas pipeline operations. A diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, NEP believes the geographic diversity of its portfolio helps minimize the impact of adverse regulatory conditions in particular jurisdictions.

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

ENVIRONMENTAL MATTERS

NEP is subject to environmental laws and regulations, including federal, state and local environmental statutes, rules and regulations, for the ongoing operations, siting and construction of its facilities. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of any new facilities and failure to comply could result in fines and penalties. The following is a discussion of certain existing rules, some of which could potentially have a material effect on NEP and its subsidiaries.

Avian/Bat Regulations and Wind Turbine Siting Guidelines. NEP is subject to numerous environmental regulations and guidelines related to threatened and endangered species and/or their habitats, as well as avian and bat species, for the ongoing operations of its facilities. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act provide for the protection of migratory birds, eagles and bats and endangered species of birds and bats and/or their habitats. Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities, including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and/or their habitats. These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines. Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs or reduced revenues at existing and new wind and solar facilities and transmission and distribution facilities at NEP and, in the case of environmental laws and regulations, failure to comply could result in fines, penalties, criminal sanctions or injunctions.

EMPLOYEES

NEP does not have any employees and relies solely on employees of affiliates of the manager under the MSA, including employees of NEE and NEER, to serve as officers of NEP. See further discussion of the MSA and other payments to NEE in Note 13.

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

Operational Risks

NEP's portfolio includes renewable energy projects that have a limited operating history. Such projects may not perform as expected.

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

Severe weather, natural disasters, meteorological conditions or seismic activity could damage or require NEP to shut down its turbines, solar panels, pipelines or other equipment or facilities (including, but not limited to, generation transmission tie lines). Such damage or a shutdown could impede NEP's ability to operate its projects, or decrease its energy production levels, pipeline transportation capability and revenues. To the extent these conditions equate to a force majeure event under NEP's PPAs, the PPA counterparty may terminate such PPAs if such a force majeure event continues for a period ranging from 12 months to 36 months, as specified in the applicable PPA. These conditions could also damage or reduce the useful life of interconnection and transmission facilities of a project or of third parties relied upon by NEP's projects and increase maintenance costs. Replacement and spare parts for solar panels, wind turbines and key pieces of equipment may be difficult or costly to acquire or may be unavailable. In certain instances, NEP's renewable energy projects would be unable to sell energy until a replacement part is installed. If NEP experiences a prolonged interruption at one of its renewable energy projects or pipelines, energy production or gas transportation capability would decrease. Production of less energy than expected, or an inability to transport natural gas at expected levels due to these or other conditions, could reduce NEP's revenues, which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

•
changes in law, including, but not limited to, changes in governmental permit requirements, corporate income tax laws, regulations and policies and international trade laws, regulations, agreements, treaties and policies;

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

Such events or actions could significantly decrease or eliminate the revenues of a project, significantly increase its operating costs, cause a default under NEP's financing agreements or give rise to damages or penalties to a PPA counterparty, another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP is pursuing the expansion of natural gas pipelines in its portfolio. The development of pipeline expansion projects involves numerous regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to committed shippers if an expansion project does not achieve commercial operations before a specified date that the parties may agree to in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any expansion project through the sale of additional common units or securities convertible into common units, which could result in dilution to NEP’s unitholders. If NEP undertakes an expansion of one of the pipelines in its portfolio, the construction may occur over an extended period of time and NEP may not receive increases in revenues until the project is placed in service, or at all. Accordingly, if NEP pursues expansion projects, NEP's efforts may not result in additional long-term contracted revenue streams that increase the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

NEP's ability to maximize the productivity of the Texas pipeline business and to complete potential pipeline expansion projects is dependent on the continued availability of natural gas production in the Texas pipelines’ areas of operation.

The natural gas pipelines in NEP's portfolio have more capacity available than is under long-term firm transport contracts. Low prices for natural gas could adversely affect development of additional natural gas reserves and production that is accessible by the Texas pipelines’ assets. Production from existing wells and natural gas supply basins with access to the Texas pipelines’ transmission systems will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Additionally, the competition for natural gas supplies to serve other markets could reduce the amount of natural gas supply for its customers or low natural gas prices could cause producers to determine that drilling activities in areas outside of the current areas of operation of the Texas pipelines are strategically more attractive to them. A reduction in the natural gas volumes supplied by producers could make it more challenging to increase the amount of the Texas pipelines’ capacity that is under long-term firm transport contracts or that shippers otherwise pay to use or have access to the pipeline capacity, and it may decrease the likelihood that NEP will continue to pursue some or all of the potential pipeline expansion projects NEP is pursuing. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Terrorist acts, cyber-attacks or other similar events could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.

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

To the extent terrorist acts, cyber-attacks or other similar events equate to a force majeure event under NEP's PPAs, the renewable energy counterparty may terminate such PPAs if such a force majeure event continues for a period ranging from 12 months to 36 months, as specified in the applicable agreement. As a result, a terrorist act, cyber-attack or other similar event could significantly decrease revenues or result in significant reconstruction or remediation costs, any of which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The ability of NEP to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEP's insurance coverage does not insure against all potential risks and it may become subject to higher insurance premiums.

NEP is exposed to numerous risks inherent in the operation of wind and solar projects and natural gas pipelines, including, but not limited to, equipment failure, manufacturing defects, natural disasters, terrorist acts, cyber-attacks, sabotage, vandalism and environmental risks. The occurrence of any one of these events may result in NEP being named as a defendant in lawsuits asserting claims for substantial damages, including, but not limited to, environmental cleanup costs, personal injury, property damage, fines and penalties. Further, with respect to any future acquisitions of any projects that are under construction, NEP is, or will be, exposed to risks inherent in the construction of these projects.

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

•
federal, state or local land use, zoning, building and transportation laws and requirements, which may mandate conformance with sound levels, radar and communications interference, hazards to aviation or navigation, or other potential nuisances, such as the flickering effect, caused when rotating wind turbine blades periodically cast shadows through openings, such as the windows of neighboring properties, which is known as shadow flicker;

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

Each of NEP's projects and pipelines covers a large area and, as such, archaeological discoveries could occur at its projects or pipelines at any time. Such discoveries could result in the restriction or elimination of NEP's ability to operate any affected project. For example, utility-scale projects and operations may cause impacts to certain landscape views, trails, or traditional cultural activities. Such impacts may trigger claims from citizens that a NEP project or its operations are infringing upon their legal rights or other claims, resulting in the restriction or elimination of NEP's ability to operate the affected project.

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

NEP's renewable energy projects and PPA counterparties are subject to regulation by U.S. federal, state and local authorities. The wholesale sale of electric energy in the continental U.S., other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a project to charge the negotiated rates contained in its PPA is subject to that project’s maintenance of its general authorization from the FERC to sell electricity at market-based rates. The FERC may revoke a project's market-based rate authorization if it determines that the project entity can exercise market power in transmission or generation, create barriers to entry, has engaged in abusive affiliate transactions or fails to meet compliance requirements associated with such rates. The negotiated rates entered into under PPAs could be changed by the FERC if the FERC determines such change is in the public interest. While this threshold public interest determination would require a finding by the FERC that the contract rate seriously harms the consuming public under applicable U.S. Supreme Court precedent, if the FERC decreases the prices paid to NEP for energy delivered under any of its PPAs, NEP’s revenues could be below its projections and its business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially adversely affected.

NEP's renewable energy projects are subject to the mandatory reliability standards of the NERC. The NERC reliability standards are a series of requirements that relate to maintaining the reliability of the North American bulk electric system and cover a wide variety of topics, including, but not limited to, physical and cybersecurity of critical assets, information protocols, frequency response and voltage standards, testing, documentation and outage management. If NEP fails to comply with these standards, NEP could be subject to sanctions, including, but not limited to, substantial monetary penalties. Although the renewable energy projects are not subject to state utility rate regulation because they sell energy exclusively on a wholesale basis, NEP is subject to other state regulations that may affect NEP's projects’ sale of energy and operations. Changes in state regulatory treatment are unpredictable and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

Since passage of the 2011 Pipeline Safety Act, the Pipeline and Hazardous Materials Safety Administration (PHMSA) has published several notices of proposed rulemaking, which propose a number of changes to regulations governing the safety of gas transmission pipelines, gathering lines and related facilities, including, but not limited to, increased safety requirements and increased penalties. Further, PHMSA rulemaking is expected to continue for the foreseeable future.

Actual regulatory, inspection and enforcement oversight of pipeline safety rules with respect to the Texas pipelines’ intrastate transmission and gathering facilities is conducted by the Texas Railroad Commission’s Pipeline Safety Division (the Division), pursuant to authorization by the PHMSA. The Division is obligated to enforce the minimum federal pipeline safety regulations, but may adopt additional or more stringent regulations as long as they are not incompatible with federal regulations.

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

NEP does not own all of the land on which the projects in its portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or land rights holders that have rights that are superior to NEP's rights or the BLM suspends its federal rights-of-way grants.

NEP does not own all of the land on which the projects in its portfolio are located and they generally are, and its future projects may be, located on land occupied under long-term easements, leases and rights-of-way. The ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens and other easement, lease rights and rights-of-way of third parties that were created prior to NEP's projects’ easements, leases and rights-of-way. As a result, some of NEP's projects’ rights under such easements, leases or rights-of-way may be subject to the rights of these third parties. While NEP performs title searches, obtains title insurance, records its interests in the real property records of the projects’ localities and enters into non-disturbance agreements to protect itself against these risks, such measures may be inadequate to protect against all risk that NEP's rights to use the land on which its projects are or will be located and its projects’ rights to such easements, leases and rights-of-way could be lost or curtailed. Additionally, NEP operations located on properties owned by others are subject to termination for violation of the terms and conditions of the various easements, leases or rights-of-way under which such operations are conducted.

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

Any such loss or curtailment of NEP's rights to use the land on which its projects are or will be located as a result of any lienholders or leaseholders that have rights that are superior to NEP's rights or the BLM’s suspension of its federal rights-of-way grants could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. Additionally, NEP does not own all of the land on which the Texas pipelines are located, and NEP is subject to the possibility of more onerous terms or increased costs when NEP needs to extend the duration of any necessary existing land use rights or if NEP needs to obtain any new land use rights in connection with any expansion projects NEP may choose to pursue. In certain instances, rights-of-way may be subordinate to the rights of government agencies, which could result in costs or interruptions to NEP's service. Restrictions on NEP's ability to use rights-of-way could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

Doing business in the U.S. and conducting business with an entity controlled by the Mexican government, requires NEP to comply with U.S. and Mexican anti-corruption laws and regulations. NEP's failure to comply with these laws and regulations may expose NEP to liabilities. These laws and regulations may apply to NEP, the manager under the MSA, their respective affiliates and their respective individual directors, officers, employees (if any) and agents and may restrict NEP's operations, trade practices, investment decisions and partnering activities.

In particular, NEP's business relationship with Pemex is subject to U.S. laws and regulations, such as the FCPA. The FCPA prohibits U.S. companies and their officers, directors, employees and agents acting on their behalf from offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise securing an improper advantage. The FCPA also requires companies to make and keep books, records and accounts that accurately and fairly reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. As part of its business, NEP deals with foreign officials for purposes of the FCPA. As a result, business dealings between NEP's employees and any such foreign official could expose NEP to the risk of violating anti-corruption laws even if such business practices may be customary or are not otherwise prohibited between NEP and a private third party. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as remedial measures. In recent years, the U.S. government has brought FCPA enforcement actions that have led to significant monetary penalties against several companies operating in the oil and gas industry.

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

In addition, if NEP has an agreement with a third party to complete construction of any project, NEP is subject to the viability and performance of the third party. NEP's inability to find a replacement contracting party, if the original contracting party has failed to perform, could result in the abandonment of the construction of such project, while NEP could remain obligated under other agreements associated with the project, including, but not limited to, offtake power sales agreements.

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

Contract Risks

NEP relies on a limited number of customers and is exposed to the risk that they may be unwilling or unable to fulfill their contractual obligations to NEP or that they otherwise terminate their agreements with NEP.

In most instances, NEP sells the energy generated by each of its renewable energy projects to a single PPA counterparty under a long-term PPA. Further, NEP transports natural gas under long-term natural gas transportation agreements with a limited number of counterparties.

NEP expects that its existing and future contracts will be the principal source of cash flows available to make distributions to its unitholders. Thus, the actions of even one customer may cause variability of NEP’s revenue, financial results and cash flows that are difficult to predict. Similarly, significant portions of NEP’s credit risk may be concentrated among a limited number of customers and the failure of even one of these key customers to fulfill its contractual obligations to NEP could significantly impact NEP's business and financial results. Any or all of NEP's customers may fail to fulfill their obligations under their contracts with NEP, whether as a result of the occurrence of any of the following factors or otherwise:

•
Specified events beyond NEP's control or the control of a customer may temporarily or permanently excuse the customer from its obligation to accept and pay for delivery of energy generated by a project. These events could include, among other things, a system emergency, transmission failure or curtailment, adverse weather conditions or labor disputes.

•
Since Pemex, an autonomous state entity controlled by the government of Mexico, makes payments with respect to natural gas transportation agreements, NEP is subject to the risk that Pemex may attempt to unilaterally change or terminate its contract with NEP, whether as a result of legislative, regulatory, political or other activities, including changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries.

•
Certain of NEP’s customers, including PG&E, have been impacted by wildfires in California and could be subject to significant liability in excess of their insurance coverage which could be expected to have a significant impact on their financial condition.

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

If NEP's customers are unwilling or unable to fulfill their contractual obligations to NEP, or if they otherwise terminate such contracts, NEP may not be able to recover contractual payments due to NEP. Since the number of customers that purchase wholesale bulk energy or require the transportation of natural gas is limited, NEP may be unable to find a new customer on similar or otherwise acceptable terms or at all. In some cases, there currently is no economical alternative counterparty to the original customer. The loss of, or a reduction in sales to, any of NEP's customers could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

PG&E, which contributes a significant portion of NEP's revenues, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Any rejection by PG&E of a material portion of NEP's PPAs with it or any material reduction in the prices we charge PG&E under those PPAs that occurs in connection with PG&E's Chapter 11 proceedings, or any events of default under the financing agreements of NEP's solar facilities that provide power and renewable energy credits to PG&E under these PPAs as a result of PG&E's reorganization activities, could have a material adverse effect on NEP's results of operations, financial condition or business.

For the year ended December 31, 2018, NEP derived approximately 18% of its consolidated revenues from its PPAs with PG&E. PG&E filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in January 2019 and PG&E may seek under the U.S. Bankruptcy Code and applicable laws to reject some or all of NEP's PPAs with it or to use the threat of rejection to renegotiate PPA pricing in its favor. In addition, all of NEP's solar projects that support PPAs with PG&E are financed with various forms of indebtedness and PG&E’s Chapter 11 filing or related events have caused events of default under those financings. If PG&E attempts and is successful in rejecting or renegotiating a material portion of NEP's PPAs with it, or if the lenders under the financings of the related NEP solar projects accelerate the repayment of borrowings thereunder or foreclose upon the projects’ equity or assets as a result of events of defaults caused by PG&E’s bankruptcy activities, NEP's results of operations, financial condition or business could be materially adversely affected.

NEP may not be able to extend, renew or replace expiring or terminated PPAs and natural gas transportation agreements at favorable rates or on a long-term basis.

NEP's ability to extend, renew or replace its existing PPAs and natural gas transportation agreements depends on a number of factors beyond its control, including, but not limited to:

•
whether the PPA counterparty has a continued need for energy at the time of the agreement’s expiration, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;

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

If the energy production by or availability of NEP's renewable energy projects is less than expected, they may not be able to satisfy minimum production or availability obligations under their PPAs.

NEP's energy production or its renewable energy projects’ availability could be less than expected due to various factors, including, but not limited to, wind or solar conditions, natural disasters, equipment underperformance, operational issues, changes in law or regulations or actions taken by third parties. The PPAs contain provisions that require NEP to produce a minimum amount of energy or be available a minimum percentage of time over periods specified in the PPAs. A failure to produce sufficient energy or to be sufficiently available to meet NEP's commitments under its PPAs could result in the payment of damages or the termination of PPAs and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP OpCo's partnership agreement requires that it distribute its available cash (as defined therein), and NEP expects that NEP OpCo will distribute its available cash to its unitholders, including NEP. NEP expects that NEP and NEP OpCo will rely primarily upon external financing sources, including, but not limited to, borrowings by NEP OpCo’s subsidiaries and the issuance of debt and equity securities by NEP, NEP OpCo and their subsidiaries, to fund acquisitions and expansion capital expenditures. The incurrence of additional borrowings or other debt to finance NEP's growth strategy would result in increased interest expense, which in turn could have a material adverse effect on NEP’s ability to grow its business and make cash distributions to its unitholders. If NEP, NEP OpCo or their subsidiaries issue additional equity securities in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional equity securities may increase the risk that NEP will be unable to maintain or increase its per common unit distribution level. There are no limitations in NEP's or NEP OpCo’s partnership agreements or in NEP OpCo’s subsidiary's revolving credit facility or other loan agreements, on NEP’s or NEP OpCo’s ability to issue additional units, including, but not limited to, units ranking senior to NEP's or NEP OpCo’s common units.

In addition, because NEP OpCo's partnership agreement requires that it distribute its available cash, and NEP's partnership agreement requires NEP to distribute its available cash, NEP's growth may not be as rapid as that of businesses that reinvest their available cash to expand ongoing operations. As a result, to the extent NEP or NEP OpCo is unable to finance growth externally or external financing significantly increases interest expense, NEP’s and NEP OpCo’s cash distribution requirements could significantly impair NEP’s ability to grow, whether by acquisitions or expansion capital projects and to increase their distributions to their unitholders.

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

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current laws, regulations and policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, CITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, accelerated cost recovery deductions and other commercially oriented incentives. These laws, regulations and policies have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs.

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

Additionally, some states with RPS targets have met, or in the near future will meet, their renewable energy targets. If, as a result of achieving these targets, these and other U.S. states do not increase their targets in the near future, demand for additional renewable energy could decrease. To the extent other states decrease their RPS targets, programs or goals, demand for renewable energy could decrease in the future. Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

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

Each U.S. state has its own renewable energy regulations and policies. Renewable energy developers must anticipate the future policy direction in each state and secure viable projects before they can bid to procure a PPA or other contract through often highly competitive auctions. A failure to anticipate accurately the future policy direction in a jurisdiction or to secure viable projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

Since NEP expects, from time to time, to finance acquisitions of clean energy projects partially or wholly through the issuance of additional securities of NEP, NEP OpCo and their subsidiaries, NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP’s ability to access the capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP, NEP OpCo or their subsidiaries securities or securities convertible into NEP common units in particular. An inability to obtain capital markets financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and to effectuate its growth strategy. In addition, the issuance of additional common units, securities convertible into NEP common units or senior securities in connection with acquisitions could cause significant common unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive.

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

The provisions of the financing agreements may affect NEP's ability to obtain future financing and pursue attractive business opportunities and NEP's flexibility in planning for, and reacting to, changes in business conditions. A failure to comply with the provisions of the applicable financing agreement could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the applicable financing agreement any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable and entitle lenders to enforce their security interest. If the payment of the debt is accelerated and NEP or one of its subsidiaries fails to repay the debt pursuant to their guarantees, the revenue from the projects may be insufficient to repay such debt in full, the lenders could enforce their security interest and NEP's unitholders could experience a partial or total loss of their investment.

NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness.

NEP intends to pay quarterly cash distributions on all of its outstanding units and NEP OpCo intends to pay quarterly cash distributions on its outstanding units (except for its Class B units). However, in any period, NEP's and NEP OpCo’s ability to pay cash distributions to their respective unitholders depends on, among other things, the performance of NEP's subsidiaries. The ability of NEP's subsidiaries to make distributions to NEP and NEP OpCo may be restricted by, among other things, the provisions of existing and future indebtedness and other financing agreements.

The agreements governing NEP's subsidiaries’ project-level debt contain financial tests and covenants that NEP's subsidiaries must satisfy prior to making distributions and restrict the subsidiaries from making more than one distribution per quarter or per six-month period. If any of NEP's subsidiaries is unable to satisfy these tests and covenants or is otherwise in default under such agreements, it would be prohibited from making distributions that could, in turn, affect the amount of cash distributed by NEP OpCo, and ultimately limit NEP's ability to pay cash distributions to its unitholders. Additionally, such agreements require NEP's projects to establish a number of reserves out of their revenues, including, but not limited to, reserves to service NEP OpCo's debt and reserves for O&M expenses. These cash reserves will affect the amount of cash distributed by NEP OpCo, which ultimately will affect the amount of cash distributions NEP is able to make to its unitholders. Also, upon the occurrence of certain events, including, but not limited to, NEP's subsidiaries’ inability to satisfy distribution conditions for an extended period of time, NEP's subsidiaries’ revenues may be swept into one or more accounts for the benefit of the lenders under the subsidiaries’ debt agreements and the subsidiaries may be required to prepay indebtedness. Restrictions preventing NEP's subsidiaries’ cash distributions could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

•
NEP's subsidiaries’ substantial indebtedness could limit NEP's ability to fund operations of any projects acquired in the future and NEP's financial flexibility, which could reduce its ability to plan for and react to unexpected opportunities or challenges;

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

Some of NEP's subsidiaries’ indebtedness accrues interest at variable rates, and some of its subsidiaries use interest rate swaps to try to protect against market volatility. The use of interest rate swaps, however, does not eliminate the possibility of fluctuations in the value of a position or prevent losses if the value of a position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. In addition, to the extent that actively-quoted market prices and pricing information from external sources are not available, the valuation of these contracts involves judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that NEP does not anticipate, or if a counterparty fails to perform under a contract, it could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

Under the CSCS agreement, guarantees and letters of credit that have been provided by NEECH, NEER and other NEE affiliates to counterparties on behalf of NEP's subsidiaries to satisfy NEP's subsidiaries’ contractual obligations to provide credit support, including, but not limited to, under PPAs. These NEE affiliates also have provided credit support to lenders to fund reserve accounts and to cover the risk that CITC proceeds received by any U.S. project entity are later recaptured by the U.S. Department of Treasury. NEP expects NEECH, NEER and other NEE affiliates, upon NEP's request and at NEER’s option, to provide credit support on behalf of any projects NEP may acquire in the future on similar terms but they are under no obligation to do so. Any failure of NEP's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under NEP's subsidiaries’ PPAs and financing agreements. Such events of default could entitle customers to terminate their contracts with NEP's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of NEP's subsidiaries. In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then NEP OpCo may be required to reimburse them for the amounts drawn, which could reduce NEP OpCo’s cash distributions. These events could decrease NEP's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets. Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for NEP’s existing projects, which may require NEP to obtain credit support from third parties on less favorable terms and may prevent NEP from acquiring additional projects. All of the foregoing events, including, but not limited to, a failure of NEP OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP's ability to grow through acquisitions and increase distributions to its unitholders is dependent in part on its ability to make acquisitions that result in an increase in cash distributions per common unit. Such acquisitions may not be available to NEP on acceptable terms or at all. In addition, there are limited restrictions on NEER’s ability to sell the NEER ROFO projects to a third party. Other than the right of first offer with respect to any NEER ROFO projects that NEER elects to sell until July 1, 2020, NEER has no obligation to make any projects available to NEP for potential purchase. The consummation and timing of future acquisitions, whether from NEER or any third parties, will depend upon, among other things, whether:

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

NEP may not be able to successfully consummate future acquisitions, whether from NEER or any third parties. Any acquisitions that may be available to NEP may require that it be able to access the debt and equity markets. However, NEP may be unable to access such markets on attractive terms or at all. If NEP is unable to make future acquisitions, its future growth and ability to increase distributions to its unitholders will be limited. Furthermore, even if NEP does consummate acquisitions that NEP believes will be accretive, they may in fact result in a decrease in cash distributions per common unit as a result of incorrect assumptions in NEP's evaluation of such acquisitions or unforeseen consequences or other external events beyond its control. Acquisitions involve numerous risks, including, but not limited to, difficulties in integrating acquired businesses, inefficiencies and unexpected costs and liabilities. These events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

The board will appoint officers of NEP (including its chief executive officer) designated by the manager in accordance with the terms of the MSA. As a result, all of NEP’s executive officers could be, and currently are, officers of NEE or one of its affiliates. NEP’s partnership agreement provides contractual standards governing the duties of directors and officers, and directors and officers will not have fiduciary duties to NEP or its unitholders. Conflicts of interest exist and may arise as a result of the relationships between NEE and the directors and officers of NEP affiliated with NEE, on the one hand, and NEP and NEP's limited partners, on the other hand. To the extent any directors or officers of NEP are also officers of NEE, such directors and officers will have fiduciary duties to both NEE and NEP, and the interests of NEE and NEP may be different or in conflict. In resolving such conflicts of interest, the directors and officers of NEP affiliated with NEE may favor NEE's interests and the interests of NEE's affiliates over the interests of NEP and its unitholders. These conflicts include the following situations, among others:

•	No agreement requires NEE or its affiliates to pursue a business strategy that favors NEP or uses NEP's projects or dictates what markets to pursue or grow.

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

•
The board controls the exercise of the rights of NEP against NEE and its affiliates, and the enforcement of the obligations that NEE and its affiliates owe to NEP, including, but not limited to, NEP's rights against and obligations to NEER under the ROFO agreement and its other agreements with NEER.

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

NEE Management and NEER have agreed to provide NEP with management services under the MSA and the management sub-contract, respectively, and NEP does not have independent executive or senior management personnel. Each of the MSA and the management sub-contract, respectively, provides that NEE Management and NEER, respectively, may terminate the applicable agreement upon 180 days’ prior written notice of termination to NEP if NEP defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to NEE Management or its affiliates other than NEP or its subsidiaries, and the default continues unremedied for a period of 90 days after written notice thereof is given to NEP or upon the happening of certain specified events. If NEE Management terminates the MSA, if NEER terminates the management sub-contract or if either of them defaults in the performance of its obligations under the respective agreement, NEP may be unable to contract with a substitute service provider on similar terms, and the costs of substituting service providers may be substantial. If NEP cannot locate a service provider that is able to provide NEP with substantially similar services as NEE Management and NEER provide under the MSA and the management sub-contract, respectively, on similar terms, it would likely have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's arrangements with NEE limit NEE’s potential liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

Under the MSA, NEE Management and its affiliates do not assume any responsibility other than to provide or arrange for the provision of the services described in the MSA in good faith. Additionally, under the MSA, the liability of NEE Management and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or recklessness or, in the case of a criminal matter, to action that was known to have been unlawful. NEP has agreed, and will cause certain affiliates to, indemnify NEE Management and its affiliates and any of their directors, officers, agents, members, partners, stockholders and employees and other representatives of NEE Management and its affiliates to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with NEP's, NEP OpCo GP's, NEP OpCo's and certain affiliates' operations, investments and activities or in respect of or arising from the MSA or the services provided thereunder by NEE Management and its affiliates, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. Additionally, the maximum amount of the aggregate liability of NEE Management or any of its affiliates in providing services under the MSA or otherwise (including, but not limited to, NEER under the management sub-contract), or of any director, officer, employee, contractor, agent, advisor or other representative of NEE Management or any of its affiliates, will be equal to the base management fee previously paid by NEP in the most recent calendar year under the MSA but in no event less than $4 million. These protections may result in NEE Management and its affiliates tolerating greater risks when making decisions than otherwise would be the case, including, but not limited to, when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which NEE Management and its affiliates are a party may also give rise to legal claims for indemnification, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

In addition, the amount of cash that NEP OpCo will have available for distribution will depend on other factors, some of which are beyond its control, including, but not limited to:

•	availability of borrowings under its subsidiaries' credit facility to pay distributions;

•	the costs of acquisitions, if any;

•	fluctuations in its working capital needs;

•	timing and collectability of receivables;

•	restrictions on distributions contained in its subsidiaries' credit facility and other financing documents;

•	prevailing economic conditions;

•	access to credit or capital markets; and

•	the amount of cash reserves established by NEP OpCo GP, NEP OpCo’s general partner, for the proper conduct of its business.

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

Under NEP’s partnership agreement, limited partners are allowed to vote for four of the seven members of the board. Moreover, any person, together with the members of any related group, who beneficially owns 5% or more of the outstanding units will be permitted to vote not more than 5% of such outstanding units in an election or removal of certain directors. Further, if, after giving effect to the 5% limitation, any person, together with the members of any related group, still has the power to cast votes equal to or greater than 10% of the units present and actually voted on any matter (including an election or removal of certain directors), such person will be entitled to direct the voting of only the units held by such person representing not more than 9.99% of the units actually voted on such matter, and any units held by such person equal to 10% or more of such voting power will be voted proportionally with the votes cast by other unitholders on such matter. However, if such person is NEP's general partner or any of its affiliates, the 9.99% limitation on voting power applies only to the election or removal of certain directors.

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

NEP’s partnership agreement permits NEP GP to make a number of decisions in its individual capacity, as opposed to in its capacity as NEP's general partner, free of any duties to NEP or its unitholders other than the implied contractual covenant of good faith and fair dealing. These provisions entitle NEP GP and its affiliates to consider only the interests and factors that they desire and relieve them of any duty or obligation to give any consideration to any interest of, or factors affecting, NEP, its affiliates or NEP's limited partners. Examples of decisions that NEP GP and its affiliates may make in their individual capacities include:

•	appointment of three directors of NEP;

•	how to exercise voting rights with respect to the units NEP GP or its affiliates own in NEP OpCo and NEP;

•
whether to exchange NEP OpCo common units owned by NEE Equity for NEP common units or, with the approval of the conflicts committee, to have NEP OpCo redeem NEP OpCo common units owned by NEE Equity for cash; and

•
whether to consent to, among other things, NEP’s participation in certain activities or lines of business, the sale of all or substantially all of the assets of NEP, any merger, consolidation or conversion of NEP, dissolution of NEP, or an amendment to NEP OpCo’s partnership agreement.

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

Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash distributions from NEP OpCo and from NEP to NEP's unitholders, and there are no limits on the amount that NEP OpCo may be required to pay.

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

NEP OpCo’s partnership agreement allows it to make working capital borrowings to pay distributions to its unitholders. Accordingly, if NEP OpCo has available borrowing capacity, it can make distributions on its units even though cash generated by its operations may not be sufficient to pay such distributions. Any working capital borrowings by NEP OpCo to make distributions will reduce the amount of working capital borrowings it can make for NEP OpCo’s operations.

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

The market price of NEP's common units may fluctuate significantly and can be influenced by many factors, many of which are beyond NEP's control, including, but not limited to:

•	NEP's quarterly distributions;

•	NEP's quarterly or annual earnings or those of other companies in NEP's industry;

•	announcements by NEP or NEP's competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover NEP's common units or changes in financial estimates by analysts;

•	future sales of NEP's common units or other securities;

•	insufficient investor interest in NEP's common units;

•	concentration of ownership of NEP's common units in a relatively small group of investors;

•	operating and unit price performance of companies that investors deem comparable to NEP;

•	any adverse change in the financial condition or results of operations of NEE; and

•	the other factors described in these Risk Factors.

The liability of holders of NEP's units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. NEP is organized under Delaware law and NEP conducts business in a number of other states. The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some of the other states in which NEP does business. A unitholder could be liable for any and all of NEP's obligations as if the unitholder were a general partner if a court or government agency were to determine that:

•	NEP was conducting business in a state but had not complied with that particular state ’s partnership statute; or

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

NEP's common units are listed on the NYSE. Because NEP is a publicly traded limited partnership, the NYSE does not require NEP to have, and it does not have, a majority of independent directors on the board or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to corporations that are subject to all of the NYSE corporate governance requirements.

The issuance of preferred units or other securities convertible into common units may affect the market price for NEP's common units, will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

NEP issued preferred units in November 2017 and 100% of the noncontrolling Class B interest in NEP Renewables, LLC (NEP Renewables) in December 2018. Subject to certain limitations, the preferred units are convertible into common units by the holders of such units at any time after June 20, 2019, or under certain circumstances, at NEP’s option after November 15, 2018. From December 21, 2021 to December 21, 2022, NEP has the option, subject to certain limitations and extensions, to purchase 100% of the noncontrolling Class B interest in NEP Renewables. If exercised, NEP has the right to pay at least 70% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units, subject to certain limitations. If holders of the preferred units or noncontrolling Class B interest in NEP Renewables, or any convertible securities issued in the future, were to dispose of a substantial portion of these common units in the public market following such a conversion, whether in a single transaction or series of transactions, it could adversely affect the market price for NEP's common units. These sales, or the possibility that these sales may occur, could make it more difficult for NEP to sell NEP's common units in the future.

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

Any issuance of preferred units or other securities convertible into common units and/or the payment of quarterly distributions on the preferred units in PIK Units will or may have the following effects:

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

NEP's federal, state, local or Canadian tax positions may be challenged by the relevant tax authority. The process and costs, including, but not limited to, potential penalties for nonpayment of disputed amounts, of appealing such challenges, administratively or judicially, regardless of the merits, could be material. A reduction in NEP's expected NOLs, a limitation on NEP's ability to use such losses, or other tax attributes, such as tax credits, and future tax audits or a challenge by tax authorities to NEP's tax positions may result in a material increase in NEP's estimated future income taxes or other tax liabilities, which would negatively impact the amount of after-tax cash distributions to NEP's unitholders and its financial condition.

NEP's ability to use NOLs to offset future income may be limited.

NEP's ability to use its NOLs to offset future taxable income could be substantially limited if NEP’s unitholders that own 5% or more of NEP’s outstanding common units, as defined under Code Section 382, increase their ownership in NEP by more than 50 percentage points over a rolling three-year period through, among other things, additional purchases of NEP's common units and certain types of reorganization transactions. Any NOLs that exceed this limitation may be carried forward and used to offset taxable income for the remainder of the carryforward period (i.e., 20 years from the year in which such NOL was generated for NOLs generated prior to January 1, 2018 and no carryforward limitation for any subsequently generated NOLs). Based on NEP’s most recent annual assessment, NEP does not expect the Section 382 limitation to impact its ability to utilize any of its NOLs to offset future taxable income. However, potential changes in the tax law or in NEP’s projections could impact this assessment.

NEP will not have complete control over NEP's tax decisions.

NEP and/or NEP OpCo may be included in the combined or unitary tax returns of NEE or one or more of its subsidiaries for U.S. state or local income tax purposes. NEP is a party to a tax sharing arrangement which determines the share of taxes that NEP will pay to, or receive from, NEE. In addition, by virtue of NEP's inclusion in NEE’s combined or unitary income tax returns, NEE will effectively control all of NEP's state and local tax decisions in connection with any combined or unitary income tax returns in which NEP is included. NEE will have sole authority to respond to and conduct all tax proceedings (including, but not limited to, tax audits) related to NEP, to file all state and local income tax returns on NEP's behalf, and to determine the amount of NEP's liability to, or entitlement to payment from, NEE in connection with any combined or unitary income tax returns in which NEP is included. This may result in conflicts of interest between NEE and NEP.

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

Character of Ownership

The majority of NEP's generating facilities and pipelines are owned by NEP subsidiaries and are currently subject to an approximately 64.4% noncontrolling interest. In addition, a subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline and other third-party investors own noncontrolling interests in certain NEP OpCo subsidiaries. The majority of the generating facilities and all of the pipelines are encumbered by liens securing various financings. Additionally, some of the generating facilities and pipelines occupy or use real property that is not owned by NEP subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Unit Data. NEP's common units are traded on the NYSE under the symbol "NEP".

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

NextEra Energy Partners, LP
S&P 500 **
Peer Group ***
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/14
12/14
6/15
12/15
6/16
12/16
6/17
12/17
6/18
12/18

	6/14	12/14	6/15	12/15	6/16	12/16	6/17	12/17	6/18	12/18
NextEra Energy Partners, LP	100.00	106.02	125.67	96.36	100.25	86.31	127.75	151.83	167.53	157.50
S&P 500 **	100.00	106.12	107.42	107.58	111.71	120.45	131.70	146.75	150.64	140.31
Peer Group ***	100.00	77.90	92.41	55.49	56.67	55.82	67.49	72.43	72.25	71.91

*$100 invested on 6/27/14 in common units or 6/30/14 in index, including reinvestment of distributions. As of June 30 and December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

***Includes Atlantica Yield Plc, Clearway Energy Inc, Nextera Energy Partners LP, Pattern Energy Group Inc and Terraform Power Inc.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common and preferred unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors. See Note 15 - PG&E Bankruptcy for a discussion of events of default that will limit future cash distributions from certain projects.

In February 2019, NEP paid a distribution of $0.4650 per common unit to its unitholders of record on February 6, 2019. See Management's Discussion - Liquidity and Capital Resources - Financing Arrangements and Note 11 - Debt with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay dividends to its unitholders.

At the close of business on January 31, 2019, there were eight holders of record of NEP's common units.

Preferred Unit Data. In November 2017, NEP issued and sold 14,021,561 preferred units for an aggregate purchase price of approximately $550 million. Holders of preferred units will receive cumulative quarterly distributions equal to $0.4413 per unit for quarters ending on or before November 15, 2020, which was prorated for the fourth quarter of 2017 and which may be paid, at NEP’s election, in cash, in kind or a combination thereof. For quarters ending after November 15, 2020, holders will receive cumulative quarterly distributions equal to the greater of $0.4413 per unit and the amount that the preferred units would have received if they had converted into common units at the then-applicable conversion rate (see Note 11 - Equity), and NEP may elect to pay up to 1/9th of the subsequent distribution period amounts in kind. The quarterly distribution amount and portion of the distribution that may be paid in kind will be prorated for the fourth quarter of 2020. If NEP fails to pay a distribution during a subsequent distribution period, NEP would be unable to pay any distributions on or redeem or repurchase any junior securities, including the common units, prior to paying the unpaid cash component of the quarterly distribution, including any previously accrued and unpaid cash distributions. During 2018, NEP paid approximately $22 million of preferred distributions and accrued approximately $6 million of preferred unit distributions which were paid in February 2019. In connection with the sale of the preferred units, NEP entered into a registration rights agreement with the purchasers pursuant to which, among other things, beginning on January 1, 2021, the purchasers will have certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the common units that are issuable upon conversion of the preferred units.

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

During 2018, 2017 and 2016, NEP paid IDR fees of approximately $72 million, $60 million and $36 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, NEP was advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2018 and 2017, there were no purchases under the program. At December 31, 2018, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Selected Financial Data

The selected financial data below is presented using the basis of accounting relevant to each period. For all periods prior to the completion of NEP’s IPO on July 1, 2014, the selected financial data below represents the combination of the projects acquired in connection with the IPO as well as the acquisitions from NEER prior to 2018 described in Note 3 (the common control acquisitions). For all periods subsequent to the completion of NEP’s IPO, the selected financial data represents the consolidated financial results of NEP, including the common control acquisitions. The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial data has been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. The years ended December 31, 2018, 2017, 2016 and 2015 also reflect the October 2015 Texas pipelines acquisition. The year ended December 31, 2018 also reflects an acquisition from NEER in December 2018. See Note 3.

	Years Ended December 31,
	2018	2017(a)	2016(a)	2015	2014
SELECTED DATA OF NEP (millions, except per unit and GWh amounts):
Operating revenues	$771	$807	$772	$501	$359
Net income(b)	$267	$114	$383	$107	$141
Net income (loss) attributable to NEP(b)	$167	$(64)	$83	$10	$3
Earnings (loss) per common unit attributable to NEP - basic(b)	$3.05	$(1.18)	$1.90	$0.46	$0.16
Earnings (loss) per common unit attributable to NEP - assuming dilution(b)	$2.91	$(1.18)	$1.90	$0.46	$0.16
Distributions paid per common unit	$1.7125	$1.4900	$1.2975	$0.9050	$0.1875
Total assets	$9,405	$8,425	$8,691	$8,237	$5,260
Long-term debt, excluding current maturities	$2,728	$4,218	$3,508	$3,334	$1,807
GWh generated	11,471	11,117	10,215	7,373	4,249
______________________

(a)	Amounts for 2017 and 2016 have been retrospectively adjusted as discussed in Note 14.

(b)
The year ended December 31, 2018 reflects a gain of approximately $153 million (see Note 2 - Disposal of Canadian Holdings). The year ended December 31, 2017 reflects an income tax charge of approximately $100 million, all of which was attributable to NEP, related to tax reform (see Note 5). The year ended December 31, 2016 reflects a favorable fair value adjustment of approximately $189 million (see Note 6 - Contingent Consideration).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2018, NEP owned an approximately 35.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 64.4% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2018, 2017 and 2016, NEP acquired various projects from NEER as discussed in Note 3. The acquisitions from NEER prior to 2018 (common control acquisitions) were considered a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements were retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. Beginning in January 2018, acquisitions form NEER are no longer treated as common control acquisitions. In addition, on October 1, 2015, a subsidiary of NEP completed the acquisition of seven natural gas pipeline assets (Texas pipelines) from a third party.

In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings which owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. See Note 2 - Disposal of Canadian Holdings.

In late January 2019, PG&E, a significant customer of NEP, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 15 - PG&E Bankruptcy.

Results of Operations

	Years Ended December 31,
	2018	2017(a)	2016(a)
	(millions)
STATEMENT OF INCOME DATA:
OPERATING REVENUES
Renewable energy sales	$551	$613	$583
Texas pipelines service revenue	220	194	189
Total operating revenues	771	807	772
OPERATING EXPENSES
Operations and maintenance	257	248	215
Depreciation and amortization	203	226	235
Taxes other than income taxes and other	21	21	20
Loss (gain) on disposal of Canadian Holdings	(153)	—	—
Total operating expenses	328	495	470
OPERATING INCOME	443	312	302
OTHER INCOME (DEDUCTIONS)
Interest expense	(248)	(199)	(152)
Benefits associated with differential membership interests - net	—	119	67
Equity in earnings of equity method investee	41	40	40
Equity in earnings (losses) of non-economic ownership interests	15	11	(4)
Revaluation of contingent consideration	—	—	189
Other - net	22	(2)	(2)
Total other income (deductions) - net	(170)	(31)	138
INCOME BEFORE INCOME TAXES	273	281	440
INCOME TAXES	6	167	57
NET INCOME	267	114	383
Net income attributable to preferred distributions	(25)	(3)	—
Net income attributable to noncontrolling interests	(75)	(175)	(300)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$167	$(64)	$83
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

2018 Compared to 2017

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs and services provided under natural gas transportation agreements. Operating revenues decreased $36 million during the year ended December 31, 2018 primarily related to the absence of approximately $65 million of revenues as a result of the sale of Canadian Holdings. This decrease was partly offset by an increase of $26 million of Texas pipelines service revenues primarily due to the recognition of revenue related to new contracts.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, project acquisitions or expansion opportunities could impact future revenues.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, land payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 13). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses increased $9 million during the year ended December 31, 2018 primarily due to an increase of approximately $12 million in IDR fees related to growth in NEP's distributions to its common unitholders and increases in O&M expenses at various projects, partly offset by a decrease of approximately $8 million as a result of the sale of Canadian Holdings.

O&M expenses related to the existing portfolio are expected to remain relatively stable from year to year. However, NEP's O&M expenses are likely to increase as NEP acquires new projects.

Depreciation and Amortization
Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on depreciable asset lives and consistent depreciation methodologies. For certain of the renewable energy projects, CITCs have been elected and are recorded as a reduction in property, plant and equipment - net on the consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense decreased $23 million during the year ended December 31, 2018 primarily as a result of the sale of Canadian Holdings.

Gain on Disposal of Canadian Holdings
During the year ended December 31, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $153 million. See Note 2 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. Interest expense increased approximately $49 million during the year ended December 31, 2018 primarily due to unfavorable mark-to-market activity of $56 million, partly offset by a decrease of $13 million in interest expense associated with the sale of Canadian Holdings.

Benefits Associated with Differential Membership Interests - net
For the year ended December 31, 2017, benefits associated with differential membership interests - net reflects benefits recognized by NEP as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs. NEP recognized income related to differential membership interests of approximately $370 million for the year ended December 31, 2018 which, due to the adoption of an accounting standards update, is reflected as a loss attributable to noncontrolling interests in the consolidated statements of income, of which approximately $231 million related to the change in federal corporate income tax rates that became effective January 1, 2018. See Note 2 - Differential Membership Interests. Approximately $240 million of the loss attributable to differential membership interests relates to NEE's noncontrolling interest and $130 million is reflected as net income attributable to NEP.

Other - net
The increase in other - net for the year ended December 31, 2018 primarily reflects an approximately $17 million increase related to 2018 gains on foreign currency exchange contracts (see Note 7) and the difference between the total net identifiable assets at fair value and the total consideration transferred for an acquisition in December 2018 (see Note 3).

Income Taxes

For periods through December 31, 2017, when NEP acquired a NEER project, income taxes were calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired. As a result of the governance changes discussed in Note 3, beginning in January 1, 2018, acquisitions from NEER are no longer treated as common control acquisitions, and income taxes are calculated on the successor method under which taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to the U.S. projects and, prior to the sale of Canadian Holdings, the Canadian projects. NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes. Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interests includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the year ended December 31, 2018, NEP recorded income tax expense of approximately $6 million on income before income taxes of $273 million, resulting in an effective tax rate of approximately 2%. The income tax expense is primarily comprised of income tax expense of approximately $57 million at the statutory rate of 21%, $17 million of federal income tax expense related to an adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 2 - Differential Membership Interests) and $10 million of state income taxes, partly offset by income tax benefits of $67 million related to the disposal of Canadian Holdings and $17 million of income tax attributable to noncontrolling interests. See Note 5.

For the year ended December 31, 2017, NEP recorded income tax expense of approximately $167 million on income before income taxes of $281 million, resulting in an effective tax rate of approximately 59%. The income tax expense is primarily comprised of income tax expense of approximately $100 million related to tax reform (see Note 5), $98 million at the statutory rate of 35% and $6 million of state income taxes, partly offset by income tax benefit of $32 million of income tax attributable to noncontrolling interests.

Due to the transition from predecessor to successor method of accounting for income taxes, comparing current period results to the same period in the prior year does not provide meaningful information.

2017 Compared to 2016

Operating Revenues

Operating revenues increased approximately $35 million during the year ended December 31, 2017 primarily due to $30 million of higher renewable energy sales primarily attributable to the commencement of commercial operations at two wind facilities in November and December of 2016, and approximately $5 million of higher Texas pipeline service revenues mainly due to higher reimbursable operating costs.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $33 million for the year ended December 31, 2017 primarily due to an increase of $24 million in IDR fees related to growth in NEP's distributions to its common unitholders, an increase of $7 million due to higher reimbursable operating costs related to the Texas pipelines, an increase of $5 million related to the commencement of commercial operations at two wind facilities in November and December of 2016 and increases in O&M expenses at various projects and corporate expenses related to growth in the portfolio. These increases were offset by the absence of approximately $8 million of accretion of an indemnity holdback related to the Texas pipelines.

Depreciation and Amortization
Depreciation and amortization expense decreased approximately $9 million during the year ended December 31, 2017 primarily reflecting a decrease of approximately $21 million due to the change in estimated useful lives of certain equipment (see Note 8), partly offset by an increase of $13 million related to the commencement of commercial operations at two wind facilities in November and December of 2016.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $47 million during the year ended December 31, 2017 primarily due to $32 million related to mark-to-market losses in 2017 and the absence of mark-to-market gains in 2016, as well as $19 million related to additional borrowings to fund project acquisitions.

Benefits Associated with Differential Membership Interests - net
The increase in benefits associated with differential membership interests - net of approximately $52 million during the year ended December 31, 2017 primarily relates to approximately $18 million due to increased wind resource and a higher PTC rate at the underlying projects, lower interest costs of $17 million associated with the ongoing paydown of the differential membership interest obligations and $16 million in benefits related to differential membership interests sold in December 2016. See Note 2 - Differential Membership Interests.

Revaluation of Contingent Consideration
During the year ended December 31, 2016, a subsidiary of NEP recorded fair value adjustments of approximately $189 million to decrease the contingent holdback associated with the acquisition of the Texas pipelines. See Note 6 - Contingent Consideration.

Income Taxes

For the year ended December 31, 2017, NEP recorded income tax expense of approximately $167 million on income before income taxes of $281 million, resulting in an effective tax rate of approximately 59%. The income tax expense is primarily comprised of income tax expense of approximately $100 million related to tax reform (see Note 5), $98 million at the statutory rate of 35% and $6 million of state income taxes, partly offset by income tax benefit of $32 million of income tax attributable to noncontrolling interests.

For the year ended December 31, 2016, NEP recorded income tax expense of approximately $57 million on income before income taxes of $440 million, resulting in an effective tax rate of approximately 13%. The income tax expense is primarily comprised of income tax expense of approximately $153 million at the statutory rate of 35%, partly offset by income tax benefit of $74 million of income tax attributable to noncontrolling interests, $11 million related to the reorganization of Canadian assets, PTCs of $9 million and changes in valuation allowances of $6 million.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, maintenance capital expenditures, debt service payments and distributions to common and preferred unitholders and holders of noncontrolling interests. NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments. These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations.

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

Liquidity Position

At December 31, 2018 and 2017, NEP's liquidity position was approximately $1,127 million and $1,005 million, respectively. The table below provides the components of NEP’s liquidity position:

	Years ended December 31,
	2018	2017
	(millions)
Cash and cash equivalents	$147	$154
Amounts due under the CSCS agreement	66	87
Revolving credit facilities	900	900
Less borrowings	—	(150)
Letter of credit facilities	82	107
Less letters of credit	(68)	(93)
Total(a)	$1,127	$1,005
____________________

(a)	Excludes current restricted cash of approximately $8 million and $25 million at December 31, 2018 and 2017, respectively. See Note 2 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

NEP OpCo and its direct subsidiaries are parties to a $750 million revolving credit facility (NEP OpCo credit facility) maturing in October 2022. During 2018, one of NEP OpCo's direct subsidiaries borrowed $750 million under the NEP OpCo credit facility to fund the 2018 acquisition discussed in Note 3 and immediately repaid all of the outstanding borrowings under this facility with proceeds from the sale of the noncontrolling Class B interest discussed in Note 11 - Equity. For a discussion of the NEP OpCo credit facility, see Note 11 - Debt.

An indirect subsidiary of NEP is party to a restated limited-recourse senior secured variable rate loan agreement (loan agreement) maturing in December 2020. Under the terms of the loan agreement, the lenders also have committed to provide up to an additional $150 million of revolving credit loans if certain conditions are satisfied, including, among other things, maintaining a leverage ratio at the time of any borrowing that does not exceed a specified ratio. During 2018, NEP repaid the $150 million principal outstanding at December 31, 2017 under the loan agreement. See Note 11 - Debt.

Project Financings and Term Loans

NEP OpCo and most of the projects in the portfolio are subject to financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the loan. In addition, under the project financings, each project will be permitted to pay distributions out of available cash on a semi-annual basis so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. Under certain term loans, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants, including maintaining a leverage coverage ratio of less than 5.5:1.0 and an interest coverage ratio of at least 1.75:1.00 in order to make a distribution. At December 31, 2018, NEP's subsidiaries were in compliance with all financial debt covenants under their financings. However, in early January 2019, events of default occurred under the financing agreements related to the Genesis and Shafter solar projects. See Note 15 - PG&E Bankruptcy.

Senior Notes

During 2017, NEP issued $300 million in aggregate principal amount of convertible notes and NEP OpCo issued $550 million in aggregate principal amount of 4.25% senior notes due 2024 and $550 million in aggregate principal amount of 4.50% senior notes due 2027. See Note 11 - Debt.

Equity Arrangements

In December 2018, NEP issued and sold 100% of the noncontrolling Class B interest in one of its subsidiaries for approximately $750 million under a membership interest purchase agreement. From December 2021 to December 2022, NEP has a buyout right, subject to certain limitations and extensions, under which NEP has the right to pay at least 70% of the buyout price in NEP non-voting common units. See Note 11 - Equity.

NEP established an at-the-market equity issuance program (ATM program) in 2015 pursuant to which NEP may issue, from time to time, up to $150 million of its common units which gives NEP the flexibility to issue new units when the price is acceptable. In July 2018, NEP implemented a $150 million ATM program which replaced its prior program. During the year ended December 31, 2018, NEP issued approximately 1.8 million common units under the ATM program. At December 31, 2018, NEP may issue up to approximately $64 million in additional common units under the ATM program.

In July 2018, NEP filed a shelf registration statement with the SEC, which became effective upon filing, for an unspecified amount of securities, which shelf registration statement replaced a prior shelf registration statement that had expired. The amount of securities issuable by NEP is established from time to time by its board of directors. Securities that may be issued under the registration statement include common units, preferred units, warrants, rights, debt securities, equity purchase contracts and equity purchase units.

Contractual Obligations

NEP's contractual obligations at December 31, 2018 were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Debt, including interest(a)	$221	$721	$244	$759	$172	$2,416	$4,533
Other contractual obligations(b)	3	2	2	2	2	28	39
Asset retirement activities(c)	—	—	—	—	—	461	461
MSA and credit support(d)	8	8	8	8	8	82	122
Total	$232	$731	$254	$769	$182	$2,987	$5,155
____________________

(a)
Includes principal, interest, fees on credit facilities and interest rate swaps. Variable rate interest was computed using December 31, 2018 rates. Such amounts reflect scheduled payments under the financing agreements for debt in default as the lenders have not issued any acceleration notices. See Note 11 - Debt.

(b)	Primarily reflects lease payment obligations. See Note 14.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 13.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2018 and 2017, NEP had capital expenditures of approximately $23 million and $357 million, respectively, primarily related to construction prior to the NEP acquisition date and excluding the purchase prices of acquired projects. NEP does not expect any significant capital expenditures for 2019 through 2023 other than costs that may occur as acquisition or expansion opportunities arise. Subject to regulatory approvals, NEP expects to have capital expenditures totaling approximately $128 million related to a potential expansion investment at one of the Texas pipelines expected to be in-service during the fourth quarter of 2020. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common and preferred unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash will be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors. See Note 15 - PG&E Bankruptcy for a discussion of events of default that will limit future cash distributions from certain projects.

During 2018 and 2017, NEP distributed approximately $94 million and $81 million, respectively, to its common unitholders. In addition, NEP paid approximately $26 million in distributions to its common unitholders and $6 million in distributions to its preferred unitholders in February 2019.

Credit Ratings

NEP’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) assigned initial credit ratings to NEP during the second quarter of 2017. At February 19, 2019, NEP's credit ratings were as follows:

	Moody's(a)	S&P(a)	Fitch(a)
NEP corporate credit rating(b)	Ba1	BB	BB+
_________________________

(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

Cash Flows

The following table reflects the changes in cash flows for the comparative periods:

	Years Ended December 31,
	2018	2017	2016
	(millions)
Net cash provided by operating activities	$362	$413	$415
Net cash used in investing activities	$(763)	$(1,368)	$(1,716)
Net cash provided by financing activities	$371	$959	$1,302

Net Cash Provided by Operating Activities

The net decrease in cash provided by operating activities in 2018 compared to 2017 was primarily driven by the timing of interest payments, an increase in IDR fees and the sale of Canadian Holdings. Changes in net cash provided by operating activities in 2017 compared to 2016 were primarily driven by an increase in IDR fees and the portion of the acquisition holdback payment reflected as cash flows provided by operating activities, offset by the commencement of commercial operations at two wind facilities in November and December of 2016 and the timing of revenue receipts.

Net Cash Used in Investing Activities

	Years Ended December 31,
	2018	2017	2016
	(millions)
Capital expenditures	$(25)	$(349)	$(861)
Proceeds from the sale of Canadian Holdings - net	517	—	—
Proceeds from CITCs	3	77	13
Acquisition of membership interest in subsidiaries - net	(1,283)	(1,074)	(869)
Payments from (to) related parties under CSCS agreement - net	21	(22)	1
Other	4	—	—
Net cash used in investing activities	$(763)	$(1,368)	$(1,716)

Changes in net cash used in investing activities during 2018 were driven by proceeds from the sale of Canadian Holdings and lower capital expenditures related to construction activities, partly offset by more cash used for the acquisitions described in Note 3 and lower proceeds from CITCs. Changes in net cash used in investing activities during 2017 were driven by lower capital expenditures related to construction activities and higher proceeds from CITCs, partly offset by more cash used for the acquisitions described in Note 3 and increased payments to related parties under the CSCS agreement.

Net Cash Provided by Financing Activities

	Years Ended December 31,
	2018	2017	2016
	(millions)
Proceeds from issuance of common units – net	$86	$—	$645
Proceeds from issuance of preferred units – net	—	548	—
Issuances (retirements) of long-term debt – net	(233)	695	131
Partners/Members' contributions	36	316	831
Partners/Members' distributions	(281)	(307)	(682)
Proceeds related to differential membership interests - net	35	8	396
Payment of acquisition holdback	—	(186)	—
Proceeds on sale of noncontrolling interest in a NEP OpCo subsidiary	750	—	—
Change in amounts due to related party	—	(78)	4
Repayments of short-term debt	—	—	(12)
Other	(22)	(37)	(11)
Net cash provided by financing activities	$371	$959	$1,302

The decrease in cash provided by financing activities in 2018 primarily reflects retirements of long-term debt in 2018 compared to issuances in 2017 and lower contributions from partners/members, partly offset by higher proceeds from the 2018 sale of a noncontrolling interest in a NEP OpCo subsidiary and 2018 issuances of common units under the ATM program compared to proceeds from the 2017 issuance of preferred units. Changes in net cash provided by financing activities in 2017 were primarily driven by the absence of proceeds from the issuance of common units, lower partners/members' contributions, lower proceeds related to differential membership interests, payment of the acquisition holdback related to Texas pipelines and increased payments to related parties. This was partially offset by the issuance of preferred units and increased issuances of long-term debt.

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

Acquisitions from NEER in Periods Prior to January 1, 2018
The projects located in the U.S. (U.S. projects) acquired from NEER presented in these financial statements were historically included in the consolidated federal income tax return of NEE. Income taxes as presented herein attributed current and deferred income taxes to the U.S. projects acquired from NEER in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Accounting Standards Codification Topic (ASC) 740, Accounting for Income Taxes. Accordingly, with regard to periods prior to the NEP acquisition date, income taxes were calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired. The separate return method applies ASC 740 as if each group of renewable energy projects were a separate taxpayer. Accordingly, the sum of the amounts allocated to the U.S. projects’ provisions may not equal the income taxes that would have resulted from a consolidated filing.

The projects located in Canada were not included in the consolidated U.S. tax filing of NEE, as they were excluded from the U.S. federal income tax group. Canadian corporations that filed separate Canadian income tax returns had taxes provided herein on that basis. Canadian entities that are Canadian limited partnerships from which virtually all of the tax attributes flow through to the owner, a Canadian corporation, which is not a predecessor entity, had no taxes provided for the period before acquisition. None of the income nor any tax attributes of the flow through entities flow through to a U.S. taxpayer and were not reflected in any U.S. tax return. No U.S. income taxes were provided with regard to these entities for periods prior to the NEP acquisition date.

See Note 5.

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

The amount of future net cash flows, the timing of such cash flows and the determination of an appropriate interest rate all involve estimates and judgments about future events. In particular, the aggregate amount of cash flows determines whether an impairment exists, and the timing of the cash flows is critical in determining fair value for the purposes of determining the impairment loss to be recognized. Because each assessment is based on the facts and circumstances associated with each long-lived asset, the effects of changes in assumptions cannot be generalized. See Note 15 - PG&E Bankruptcy for a discussion of an impairment analysis related to the PG&E bankruptcy filing.

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

There are also significant judgments involved in estimating the value of any contingent purchase consideration, for example, additional cash or stock consideration to be earned based on the future results or performance of the acquired business. The value of this potential additional consideration is required to be estimated and recorded as part of the purchase accounting for the acquisition in the period when the transaction is effective. Each quarter these estimates must be reevaluated based on actual results achieved and changes in circumstances, and the contingent consideration adjusted to reflect any change in fair value. See Note 6 - Contingent Consideration.

Goodwill and Other Intangible Assets

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2018 and determined, based on the results, that no goodwill impairment charge was required.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2018, approximately 2% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense as the remaining balance was either fixed rate debt or financially hedged. At December 31, 2018, the estimated fair value of NEP's long-term debt was approximately $3.3 billion and the carrying value of the long-term debt was $3.4 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $88 million at December 31, 2018.

At December 31, 2018, NEP had interest rate contracts with a notional amount of approximately $9.3 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at December 31, 2018 would increase by approximately $223 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Note 15 - PG&E Bankruptcy for a discussion of risks related to PG&E.

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

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2018.

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
Terrell Kirk Crews, II Controller and Chief Accounting Officer NextEra Energy Partners, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of NEP and our report dated February 19, 2019 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding NEP's adoption of a new accounting standard and an emphasis of a matter paragraph regarding the governance changes that resulted in acquisitions from NextEra Energy, Inc. no longer being treated as common control acquisitions.

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

Boca Raton, Florida
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEP as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEP’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019 expressed an unqualified opinion on NEP’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, NEP has changed its method of accounting for differential membership interests in 2018 due to the adoption of accounting standards update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.

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

Emphasis of a Matter

As discussed in Note 3 to the consolidated financial statements, in August 2017 NEP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. As a result of these governance changes, beginning in January 2018, NextEra Energy, Inc. (NEE) no longer controls NEP, acquisitions from NEE are no longer treated as common control acquisitions and NEP's financial statements will no longer be retrospectively adjusted for such acquisitions.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 19, 2019

We have served as NEP's auditor since 2014.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)

	Years Ended December 31,
	2018	2017(a)	2016(a)
OPERATING REVENUES
Renewable energy sales	$551	$613	$583
Texas pipelines service revenue	220	194	189
Total operating revenues(b)	771	807	772
OPERATING EXPENSES
Operations and maintenance(c)	257	248	215
Depreciation and amortization	203	226	235
Taxes other than income taxes and other	21	21	20
Loss (gain) on disposal of Canadian Holdings	(153)	—	—
Total operating expenses	328	495	470
OPERATING INCOME	443	312	302
OTHER INCOME (DEDUCTIONS)
Interest expense	(248)	(199)	(152)
Benefits associated with differential membership interests - net	—	119	67
Equity in earnings of equity method investee	41	40	40
Equity in earnings (losses) of non-economic ownership interests	15	11	(4)
Revaluation of contingent consideration	—	—	189
Other - net	22	(2)	(2)
Total other income (deductions) - net	(170)	(31)	138
INCOME BEFORE INCOME TAXES	273	281	440
INCOME TAXES	6	167	57
NET INCOME	267	114	383
Net income attributable to preferred distributions	(25)	(3)	—
Net income attributable to noncontrolling interests(d)	(75)	(175)	(300)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$167	$(64)	$83

Weighted average number of common units outstanding - basic	54.9	54.2	43.8
Weighted average number of common units outstanding - assuming dilution	74.6	54.2	43.8
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic	$3.05	$(1.18)	$1.90
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$2.91	$(1.18)	$1.90
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

(b)	Includes related party revenues of approximately $4 million, $9 million and $13 million for 2018, 2017 and 2016, respectively.

(c)
Includes operations and maintenance (O&M) expenses related to renewable energy projects of approximately $128 million, $132 million and $120 million and O&M expenses related to the Texas pipelines of $45 million, $44 million and $45 million for 2018, 2017 and 2016, respectively. Total O&M expenses presented includes related party amounts of approximately $97 million, $88 million and $64 million for 2018, 2017 and 2016, respectively.

(d)	For 2017 and 2016, net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2018	2017(a)	2016(a)
NET INCOME	$267	$114	$383
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1, $2 and $1 tax expense, respectively)	2	5	7
Net unrealized gains (losses) on foreign currency translation (net of $1 tax benefit, $1 tax expense and $1 tax expense, respectively)	(6)	7	3
Other comprehensive income related to equity method investee (net of $2 tax benefit, $1 tax benefit and $1 tax expense, respectively)	6	5	3
Total other comprehensive income, net of tax	2	17	13
Impact of disposal of Canadian Holdings (net of $3, $0, and $0 tax expense, respectively)	107	—	—
COMPREHENSIVE INCOME	376	131	396
Comprehensive income attributable to preferred distributions	(25)	(3)	—
Comprehensive income attributable to noncontrolling interests(b)	(192)	(188)	(310)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$159	$(60)	$86
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

(b)
For 2017 and 2016, comprehensive income attributable to noncontrolling interests includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2018	2017(a)
ASSETS
Current assets:
Cash and cash equivalents	$147	$154
Accounts receivable	80	85
Due from related parties	68	88
Restricted cash	8	25
Other current assets	37	46
Total current assets	340	398
Non-current assets:
Property, plant and equipment - net	6,770	6,197
Deferred income taxes	108	181
Investment in equity method investee	214	218
Investments in non-economic ownership interests	20	11
Intangible assets - customer relationships	644	661
Intangible assets - PPAs	617	7
Goodwill	584	628
Other non-current assets	108	124
Total non-current assets	9,065	8,027
TOTAL ASSETS	$9,405	$8,425
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10	$26
Due to related parties	45	45
Current portion of long-term debt	707	99
Accrued interest	31	39
Accrued property taxes	19	12
Other current liabilities	47	55
Total current liabilities	859	276
Non-current liabilities:
Long-term debt	2,728	4,218
Deferral related to differential membership interests	—	1,442
Deferred income taxes	12	63
Asset retirement obligation	95	81
Non-current due to related party	34	21
Other non-current liabilities	139	100
Total non-current liabilities	3,008	5,925
TOTAL LIABILITIES	3,867	6,201
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (56.1 and 54.3 units issued and outstanding, respectively)	1,804	1,641
Preferred units (14.0 and 14.0 units issued and outstanding, respectively)	548	548
Accumulated other comprehensive income (loss)	(6)	1
Noncontrolling interests	3,192	34
TOTAL EQUITY	5,538	2,224
TOTAL LIABILITIES AND EQUITY	$9,405	$8,425
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2018	2017(a)	2016(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$267	$114	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	226	235
Change in value of derivative contracts	60	11	(27)
Deferred income taxes	23	162	56
Benefits associated with differential membership interests - net	—	(119)	(67)
Equity in earnings of equity method investee, net of distributions received	8	7	10
Equity in earnings of non-economic ownership interests	(15)	(11)	4
Change in the fair value of contingent consideration for pipeline acquisition	—	—	(189)
Gain on disposal of Canadian Holdings	(153)	—	—
Other - net	(4)	11	22
Changes in operating assets and liabilities:
Accounts receivable	(18)	1	(14)
Other current assets	8	(7)	(3)
Other non-current assets	5	(3)	(1)
Accounts payable and accrued expenses	(11)	6	3
Due to related parties	(2)	1	(2)
Other current liabilities	(13)	28	4
Payment of acquisition holdback	—	(14)	—
Other non-current liabilities	4	—	1
Net cash provided by operating activities	362	413	415
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25)	(349)	(861)
Proceeds from the sale of Canadian Holdings - net	517	—	—
Proceeds from CITCs	3	77	13
Acquisition of membership interest in subsidiaries - net	(1,283)	(1,074)	(869)
Payments from (to) related parties under CSCS agreement - net	21	(22)	1
Other	4	—	—
Net cash used in investing activities	(763)	(1,368)	(1,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	86	—	645
Proceeds from issuance of preferred units - net	—	548	—
Issuances of long-term debt	750	1,880	771
Retirements of long-term debt	(983)	(1,185)	(640)
Deferred financing costs	—	(24)	(11)
Capped call transaction including fees	—	(13)	—
Partners/Members' contributions	36	316	831
Partners/Members' distributions	(281)	(307)	(682)
Preferred unit distributions	(22)	—	—
Proceeds on sale of noncontrolling interest in a NEP OpCo subsidiary	750	—	—
Proceeds from differential membership investors	56	33	416
Payments to differential membership investors	(21)	(25)	(20)
Repayments of short-term debt	—	—	(12)
Change in amounts due to related parties	—	(78)	4
Payment of acquisition holdback	—	(186)	—
Net cash provided by financing activities	371	959	1,302
Effect of exchange rate changes on cash	(2)	3	4
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(32)	7	5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF YEAR	198	191	186
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF YEAR	$166	$198	$191
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$171	$163	$170
Cash paid for income taxes	$5	$—	$—
Members’ noncash contributions for construction costs and other	$—	$13	$225
Change in noncash investments in equity method investees - net	$2	$7	$108
Repayments of short-term debt via deferral related to differential membership interest	$—	$—	$100
Partners/Members' noncash distributions	$17	$—	$33
Asset retirement obligation additions	$—	$3	$26
Accrued but not paid for capital and other expenditures	$1	$2	$314
Noncash member contribution upon transition from predecessor method	$—	$3	$19
Accrued preferred distributions	$6	$3	$—
Noncash liabilities and noncontrolling interests assumed in connection with acquisition of subsidiaries	$1,030	$—	$—
_________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Preferred Units		Common Units
	Units	Amount	Units	Amount(a)		Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest(a)		Total Equity(a)
Balances, December 31, 2015	—	$—	30.6	$935		$(6)	$1,114		$2,043
Limited partners/related party contribution and transition	—	—	—	139	(b)	—	(19)	(c)	120
Issuance of common units - net	—	—	23.6	645		—	—		645
Acquisition of membership interests in subsidiaries and equity method investee	—	—	—	—		—	(869)		(869)
Related party note receivable	—	—	—	—		—	(19)		(19)
Net income(d)	—	—	—	83		—	300		383
Other comprehensive income	—	—	—	—		3	10		13
Related party contributions	—	—	—	—		—	1,052		1,052
Related party distributions	—	—	—	—		—	(634)		(634)
Changes in non-economic ownership interests and equity method investee	—	—	—	—		—	(110)		(110)
Distributions to unitholders(e)	—	—	—	(55)		—	—		(55)
Adoption of accounting standard update(f)	—	—	—	—		—	8		8
Balances, December 31, 2016	—	—	54.2	1,747		(3)	833		2,577
Limited partners/related party contribution and transition	—	—	—	51	(b)	—	(3)	(c)	48
Issuance of common units - net	—	—	0.1	1		—	—		1
Acquisition of membership interests in subsidiaries and equity method investee	—	—	—	—		—	(1,074)		(1,074)
Issuance of preferred units - net	14.0	548	—	—		—	—		548
Capped call transaction	—	—	—	(13)		—	—		(13)
Related party note receivable	—	—	—	—		—	7		7
Net income(d)	—	3	—	(64)		—	175		114
Other comprehensive income	—	—	—	—		4	13		17
Related party contributions	—	—	—	—		—	321		321
Related party distributions	—	—	—	—		—	(226)		(226)
Changes in non-economic ownership interests and equity method investee	—	—	—	—		—	(12)		(12)
Distributions to unitholders(e)	—	(3)	—	(81)		—	—		(84)
Balances, December 31, 2017	14.0	548	54.3	1,641		1	34		2,224
Limited partners/related party contribution and transition	—	—	—	(3)	(b)	1	—		(2)
Issuance of common units - net	—	—	1.8	86		—	—		86
Acquisition of subsidiaries with differential membership interests	—	—	—	—		—	941		941
Related party note receivable	—	—	—	—		—	31		31
Net income	—	25	—	167		—	75		267
Other comprehensive income (loss)	—	—	—	—		(10)	12		2
Related party contributions	—	—	—	—		—	4		4
Related party distributions	—	—	—	—		—	(204)		(204)
Changes in non-economic ownership interests and equity method investee	—	—	—	—		—	(7)		(7)
Differential membership investment activity	—	—	—	—		—	35		35
Distributions to unitholders(e)	—	(25)	—	(94)		—	—		(119)
Sale of noncontrolling interest in a NEP OpCo subsidiary	—	—	—	—		—	750		750
Disposal of Canadian Holdings	—	—	—	—		2	105		107
Adoption of accounting standards update(g)	—	—	—	7		—	1,416		1,423
Balances, December 31, 2018	14.0	$548	56.1	$1,804		$(6)	$3,192		$5,538
____________________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.
(b)	Deferred tax asset recognized by NEP related to NEP equity issuances and/or acquisition of subsidiary membership interests.
(c)	Related party noncash contributions, net, upon transition from predecessor accounting method.
(d)	Net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.
(e)
Distributions per common unit were $1.7125, $1.49 and $1.2975 for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, approximately $6 million of preferred unit distributions were accrued and are payable in February 2019.

(f)	See Note 14.
(g)	See Note 2 - Differential Membership Interests.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

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

NEP OpCo is a limited partnership with a general partner and limited partners. NEP consolidates the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2018, NEP owned an approximately 35.6% limited partner interest in NEP OpCo's common units and NEE Equity owned a noncontrolling 64.4% limited partner interest in NEP OpCo's common units.

In connection with the IPO, NEP acquired a portfolio of clean, contracted renewable energy assets including wind and solar energy generating facilities located in the United States (U.S.) and Canada. Subsequent to the IPO, NEP expanded its portfolio through the acquisition of additional interests in wind and solar generating facilities from NextEra Energy Resources, LLC (NEER) and, in 2015, the acquisition of seven natural gas pipeline assets (Texas pipelines) from a third party. See Note 3. In 2018, NEP's interests in wind and solar energy generating facilities located in Canada were sold to a third party. See Note 2 - Disposal of Canadian Holdings.

2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - NEP’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The consolidated financial statements include NEP’s accounts and operations and those of its subsidiaries in which NEP has a controlling interest. The acquisitions from NEER in 2016 and 2017 described in Note 3 (the common control acquisitions) were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements were retrospectively adjusted to include the historical results of the common control acquisitions prior to their respective acquisition dates. Adjustments related to the historical results of the common control acquisitions were attributable to noncontrolling interests for all periods prior to the date the project was acquired by NEP.

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

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of NextEra Energy Canada Partners Holdings, ULC and subsidiaries (Canadian Holdings) for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments of approximately $1 million. In addition, the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 megawatts (MW). NEP recognized a gain of approximately $153 million ($201 million after tax). Income before income taxes associated with Canadian Holdings, excluding the financial statement impacts resulting from the sale in 2018, was approximately $47 million, $68 million and $43 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Revenue Recognition - Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements, and prior to the sale of Canadian Holdings in 2018, Feed-in-Tariff agreements and Renewable Energy Standard Offer Program agreements (collectively, PPAs), and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs, or natural gas transportation services are performed. See Note 4.

In 2018, 2017 and 2016 approximately $234 million, $275 million and $265 million, respectively, of NEP's consolidated revenues were attributable to foreign countries, primarily related to its Canadian operations and its contract with a Mexican counterparty.

Income Taxes - For periods through December 31, 2017, when NEP acquired a NEER project, income taxes were calculated on the predecessor method using the separate return method applied to the group of renewable energy projects acquired. As a result

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the governance changes discussed in Note 3, beginning in January 2018, acquisitions from NEER are no longer treated as common control acquisitions, and income taxes are calculated on the successor method under which taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to the U.S. projects and, prior to the sale of Canadian Holdings, the Canadian projects. NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes.

Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interests includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

Foreign Operations and Currency Translation - NEP’s reporting currency is the U.S. dollar. Prior to the disposal of Canadian Holdings, the functional currency for the Canadian project companies was the Canadian dollar because Canada was the primary economic environment in which they conducted their Canadian operations. The assets and liabilities of the Canadian project companies were translated to U.S. dollars at exchange rates at the balance sheet date. The income and expenses of the Canadian project companies were translated to U.S. dollars at exchange rates in effect during each respective period. The translation adjustment was recorded in accumulated other comprehensive income (loss) (AOCI).

Differential Membership Interests - Prior to being acquired by NEP, certain subsidiaries of NEER sold Class B membership interests in entities that have ownership interests in 20 wind projects to third-party investors. Although the third-party investors own equity interests in the wind projects, NEP retains a controlling interest in the entities and therefore presents the Class B member interests as noncontrolling interests. Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity in NEP’s consolidated balance sheet. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEP. NEP has the unilateral right to call the third-party interests at specified amounts if and when the flip date occurs. NEP has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party, in hypothetical liquidation, would achieve its targeted return, NEP attributes the additional hypothetical proceeds to the Class B membership interests based on the call price. A loss attributable to noncontrolling interests on NEP’s consolidated statements of income represents earnings attributable to NEP.

Effective January 1, 2018, NEP adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets using the modified retrospective approach. This standards update affects the accounting and related financial statement presentation for the sales of differential membership interests. The primary impact of adopting the standards update was an increase to noncontrolling interests which includes the reclassification of the $1,442 million liability reflected as deferral related to differential membership interests on NEP's consolidated balance sheets at December 31, 2017. See the consolidated statements of changes in equity. During 2018, approximately $139 million of income related to the differential membership interests was reflected as net loss attributable to noncontrolling interests in NEP's consolidated statements of income as the third-party investors received their portion of the economic attributes of the related facilities. Additionally, net loss attributable to noncontrolling interests for the year ended December 31, 2018 includes approximately $231 million ($211 million after tax) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

Prior to 2018, the proceeds received on the sale of the Class B membership interests were deferred and recorded as a liability in deferral related to differential membership interests on NEP's consolidated balance sheets. At December 31, 2017, this liability included approximately $8 million of deferred financing costs, net of accumulated amortization. The deferred amount was being recognized in benefits associated with differential membership interests - net in NEP's consolidated statements of income as the third-party investors received their portion of the economic attributes. NEP operates and manages the 20 wind projects, and consolidates the entities that directly and indirectly own the 20 wind projects.

Equity - Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. NextEra Energy Partners GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2018 and 2017.

Limited partners' equity in common units at December 31, 2018 and 2017 reflects the investment of NEP common unitholders, changes to net income attributable to NEP, distributions of available cash to common unitholders and other contributions from or distributions to NEP common unitholders. Accumulated other comprehensive income (loss) at December 31, 2018 and 2017 reflects comprehensive income attributable to NEP.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests - At December 31, 2018, NEE's 64.4% noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, the interests related to differential membership interests discussed above and the Class B noncontrolling interest in NEP Renewables, LLC (NEP Renewables) sold in 2018 (see Note 11 - Equity) are reflected as noncontrolling interests on the consolidated balance sheets. Distributions related to NEE's noncontrolling interest are reflected as Partners/Members' distributions in the consolidated statements of cash flows. Details of the activity in noncontrolling interests for the year ended December 31, 2018 is below:

	Noncontrolling Ownership Interest in NEP OpCo Subsidiary(a)	Differential Membership Interests		Noncontrolling Ownership Interests in NEP OpCo and Texas pipeline	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2017	$—	$—		$34	$34
Sale of noncontrolling interest in a NEP OpCo subsidiary	750	—		—	$750
Acquisition of subsidiaries with differential membership interests	—	941		—	$941
Related party note receivable	—	—		31	$31
Net income (loss) attributable to noncontrolling interests	1	(370)	(b)	444	$75
Other comprehensive income	—	—		12	$12
Related party contributions	—	—		4	$4
Related party distributions	—	—		(204)	$(204)
Changes in non-economic ownership interests and equity method investee	—	—		(7)	$(7)
Differential membership investment contributions, net of distributions	—	35		—	$35
Disposal of Canadian Holdings	—	—		105	$105
Adoption of accounting standards update	—	1,413		3	$1,416
Balances, December 31, 2018	$751	$2,019		$422	$3,192
____________________

(a)	See Note 10 and Note 11 - Equity for additional information about the sale of a noncontrolling Class B ownership interest in NEP Renewables.

(b)
Represents the benefits associated with differential membership interests recognized as the third-party investors received their portion of the economic attributes of the related facilities. Approximately $240 million of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $130 million is reflected as net income attributable to NEP.

Property, Plant and Equipment - net - Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations, transmission lines and pipeline facilities. Property, plant and equipment, excluding land and perpetual rights-of-way, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to 50 years, commencing on the date the assets are placed in service or acquired. See Note 8. Maintenance and repairs of property, plant and equipment are charged to O&M expense as incurred.

Property, plant and equipment - net on the consolidated balance sheets includes construction work in progress which reflects construction materials, other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. There was no interest capitalized in 2018 and 2017. Interest capitalized for the year ended 2016 was approximately $7 million. Upon commencement of plant or pipeline operations, costs associated with construction work in progress are transferred to the appropriate category in property, plant and equipment - net.

Convertible investment tax credits (CITCs) of approximately $703 million and $707 million at December 31, 2018 and 2017, respectively, are recorded as a reduction in property, plant and equipment - net on the consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset.

Total net long-lived assets, including construction work in progress, held by operations located in Canada amounted to approximately $912 million at December 31, 2017.

Cash and Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on the consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2018 and 2017.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash - Current restricted cash on NEP's consolidated balance sheets and approximately $11 million and $19 million of other non-current assets on NEP's consolidated balance sheets at December 31, 2018 and 2017, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk - Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. NEP has a limited number of counterparties, the majority of which are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2018 have been collected.

During 2018, NEP derived approximately 18% and 18% of its consolidated revenue from its contracts with Pacific Gas and Electric Company (PG&E) and Mex Gas Supply S.L., respectively. See Note 15 - PG&E Bankruptcy.

Inventories - Spare parts inventories are carried at the lower of weighted-average cost and net realizable value and are included in other current assets on NEP’s consolidated balance sheets. Spare parts inventories were approximately $19 million and $21 million at December 31, 2018 and 2017, respectively.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets - Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2018 and 2017, no impairment adjustments were necessary.

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

Goodwill and Indefinite-Lived Intangible Assets - Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually by applying a fair value-based analysis. NEP completed the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1 and determined, based on the results, that no goodwill impairment charge was required. As a result of the sale of Canadian Holdings discussed above, goodwill was reduced by approximately $44 million during 2018.

Intangible Asset - Customer Relationships - At December 31, 2018 and 2017, NEP's consolidated balance sheets reflect intangible asset - customer relationships related to the acquisition of the Texas pipelines in 2015. Intangible asset - customer relationships are amortized on a straight-line basis over the estimated useful life of approximately 40 years. For the years ended December 31, 2018, 2017 and 2016 amortization expense was approximately $17 million, $17 million and $18 million, respectively, and is expected to be approximately $17 million in each of the next five years.

Intangible Asset - PPAs - At December 31, 2018 and 2017, NEP's consolidated balance sheets reflect intangible asset - PPAs primarily related to the acquisition from NEER in 2018 (see Note 3). Intangible asset - PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs. At December 31, 2018, amortization of the intangible asset - PPAs is expected to be approximately $35 million in each of the next five years.

Derivative Instruments and Hedging Activities - Derivative instruments, when required to be marked to market, are recorded on NEP’s consolidated balance sheets as either an asset or a liability measured at fair value. See Note 7.

Fair Value Measurements - NEP uses several different valuation techniques to measure the fair value of assets and liabilities relying primarily on the market approach of using prices and other market information for identical or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of its assets and liabilities and

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the placement of those assets and liabilities within the fair value hierarchy levels. See Note 6.

Long-term Debt Costs - NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other non-current liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $24 million of debt issuance costs during the year ended December 31, 2017. The amortization of debt issuance costs totaled approximately $12 million, $11 million and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in interest expense in NEP’s consolidated statements of income. See Note 11 - Debt.

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

NEP recorded accretion expense of approximately $4 million in each of the years ended December 31, 2018, 2017 and 2016. Additional AROs were established amounting to approximately $24 million in 2018 related to the acquisition of NEP Renewables (see Note 3), partly offset by a decrease of $13 million related to the sale of Canadian Holdings.

Investments in Unconsolidated Entities - NEP accounts for the investments in its unconsolidated entities under the equity method. NEP’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings (losses) of non-economic ownership interests and equity in earnings of equity method investee in the consolidated statements of income. NEP records losses of the unconsolidated entities only to the extent of its investment. All equity in earnings (losses) of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 9 and Note 10.

Variable Interest Entities (VIEs) - An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. NEP evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 10.

Leases - During the fourth quarter of 2018, NEP elected to early adopt an accounting standards update which requires, among other things, that lessees recognize a right-of-use asset and a lease liability for all leases (new lease standard). Certain amounts included in prior years' consolidated financial statements have been retrospectively adjusted for the new lease standard. See Note 14.

3. Acquisitions

In March 2016, a subsidiary of NEP completed the acquisition from NEER of Seiling Wind Investments, LLC, which indirectly owns two wind generation facilities, Seiling I and Seiling II, with a combined generating capacity of approximately 299 MW, located in Oklahoma, for approximately $323 million, plus working capital of $3 million and the assumption of $257 million in existing liabilities related to differential membership interests. As part of this acquisition and included in the cash consideration, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at this facility. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. During each of the years ended December 31, 2018, 2017 and 2016, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interests on the consolidated financial statements.

In July 2016, a subsidiary of NEP completed the acquisition from NEER of Bayhawk Wind Holdings, LLC for approximately $312 million, plus working capital of $6 million and the assumption of $253 million in existing liabilities related to differential membership

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The acquisitions from NEER in 2016 and 2017 discussed above are collectively referred to as the common control acquisitions. The common control acquisitions were transfers of assets between entities under common control, which require them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements were retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

In 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements, which elected board members commenced service in January 2018. As a result of these governance changes, beginning in January 2018, acquisitions from NEER are no longer treated as common control acquisitions.

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, which owns (1) Breckinridge Wind Class A Holdings, LLC, which indirectly owns an approximately 98 MW wind generation facility located in Oklahoma, (2) Carousel Wind Holdings, LLC, which indirectly owns an approximately 150 MW wind generation facility located in Colorado, (3) Monarch Wind Holdings, LLC, which indirectly owns two wind generation facilities with a combined generating capacity of approximately 450 MW located in Texas and Oklahoma, (4) Mountain View Solar Holdings, LLC, which indirectly owns a 20 MW solar generation facility located in Nevada, (5) Pacific Plains Wind Class A Holdings, LLC, which indirectly owns three wind generation facilities with a combined generating capacity of approximately 255 MW, located in Indiana, Nebraska and California and (6) Palomino Wind Holdings, LLC, which indirectly owns three wind generation facilities located in Kansas with a combined generating capacity of approximately 415 MW. The purchase price included approximately $1,275 million in cash consideration, plus working capital of $29 million (excluding post-closing working capital and other adjustments), and included the assumption of approximately $941 million in existing noncontrolling interests related to differential membership interests and $38 million of existing debt. NEP incurred approximately $1 million in acquisition-related costs during the year ended December 31, 2018 which are reflected in other - net in the consolidated statements of income.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on December 20, 2018 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The amount by which the total net identifiable assets at fair value exceeded the total consideration transferred is reflected in other - net in the consolidated statements of income during the year ended December 31, 2018.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed for the acquisition of NEP Renewables:

Amounts Recognized as of December 20, 2018
(millions)

Total consideration transferred	$1,304
Identifiable assets acquired and liabilities assumed
Cash	$17
Accounts receivable and prepaid expenses	25
Property, plant and equipment - net	1,675
Intangible assets – PPAs	610
Other non-current assets	13
Accounts payable, accrued expenses and other current liabilities	(13)
Long-term debt, including current portion	(37)
Other non-current liabilities	(38)
Noncontrolling interests at fair value	(941)
Total net identifiable assets, at fair value	$1,311

The amounts of the NEP Renewables' revenues, operating income, net income and net income attributable to NEP included in NEP’s consolidated statements of income for the period from December 20, 2018 through December 31, 2018 were not material.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the acquisition of NEP Renewables been completed on January 1, 2017 are as follows:

	Years Ended December 31,
	2018	2017
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$878	$892
Pro forma operating income	$456	$316
Pro forma net income	$254	$178
Pro forma net income (loss) attributable to NEP	$219	$(62)

The unaudited pro forma consolidated results of operations include adjustments to:

•	reflect the historical results of NEP Renewables beginning on January 1, 2017;

•	reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - PPAs;

•	reflect allocations of income to noncontrolling interests related to the financing transaction to fund the acquisition; and

•	reflect related income tax effects.

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

NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the year ended December 31, 2018 is approximately $513 million and $215 million of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2019 to 2035. At December 31, 2018, NEP expects to record approximately $2.2 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2046, will vary based on the volume of energy delivered.

Upon the adoption of the new lease standard, certain of NEP’s PPAs that were accounted for under the previous lease guidance are now accounted for under the revenue standard. See Note 14.

5. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (tax reform) was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEP performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEP's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEP’s net deferred income tax assets by approximately $100 million, which decreased NEP’s 2017 net income and net income attributable to NEP. At December 31, 2018, NEP has completed the accounting for all of the enactment-date income tax effects of tax reform resulting in no material adjustments in 2018 to the initial provisional amounts recorded. The U.S. Department of Treasury has also released proposed regulations related to the business interest expense limitations and foreign tax credits associated with tax reform. These proposed regulations are not final and are subject to change in the regulatory review process.

The components of income before income taxes are as follows:

	Years Ended December 31,
	2018	2017(a)	2016(a)
	(millions)
U.S.	$62	$213	$397
Foreign	211	68	43
Income before income taxes	$273	$281	$440
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense are as follows:

	Years Ended December 31,
	2018	2017(a)	2016(a)
	(millions)
Federal:
Current	$4	$—	$—
Deferred	47	143	51
Total federal	51	143	51
State:
Current	(21)	—	—
Deferred	33	8	11
Total state	12	8	11
Foreign:
Current	—	5	1
Deferred	(57)	11	(6)
Total foreign	(57)	16	(5)
Total income tax expense	$6	$167	$57
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2018	2017(a)	2016(a)
	(millions)
Income tax expense at U.S. statutory rate of 21%, 35% and 35%, respectively	$57	$98	$153
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	(17)	(32)	(74)
Tax reform impact on differential membership interests	17	—	—
State income taxes, net of federal tax benefit	10	6	7
Tax credits	(1)	(1)	(9)
Valuation allowance	—	(1)	(6)
Effect of flow through entities and foreign tax differential	3	(7)	(6)
U.S. taxes on foreign earnings	3	7	4
Impact of tax reform	—	100	—
Withholding taxes, net of U.S. federal tax	—	—	(2)
Adjustments associated with Canadian assets	(67)	—	(11)
Other	1	(3)	1
Income tax expense	$6	$167	$57
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

The effective tax rate was approximately 2%, 59% and 13% for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. NEP believes that it is more likely than not that the deferred tax assets at December 31, 2018 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2018	2017(a)
	(millions)
Deferred tax liabilities:
Property	$—	$(70)
Investment in partnership	(133)	(7)
Other	—	(4)
Total deferred tax liabilities	(133)	(81)
Deferred tax asset:
Net operating loss	228	184
Tax credit carryforwards	3	8
Other	—	8
Valuation allowance	(2)	(1)
Total deferred tax asset	229	199
Net deferred tax asset	$96	$118
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

Deferred tax assets and liabilities included on the consolidated balance sheets are as follows:

	December 31,
	2018	2017(a)
	(millions)
Deferred income taxes - assets	$108	$181
Deferred income taxes - liabilities	(12)	(63)
Net deferred income taxes	$96	$118
____________________

(a)	Prior-period financial information has been retrospectively adjusted as discussed in Note 14.

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2018 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$210	(a)	2034 - 2037
State	18		2034 - 2038
Total net operating loss carryforwards	$228
Tax credit carryforwards	$3		2019 - 2038
____________________
(a) Includes approximately $53 million of net operating loss carryforwards with an indefinite expiration period.

The open tax years in all jurisdictions are 2014 through 2017.

6. Fair Value Measurements

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$71	$—	$71	$61	$—	$61
Restricted cash equivalents(a)	12	—	12	31	—	31
Interest rate contracts	—	24	24	—	15	15
Total assets	$83	$24	$107	$92	$15	$107
Liabilities:
Foreign currency contracts	$—	$—	$—	$—	$3	$3
Interest rate contracts	—	116	116	—	44	44
Total liabilities	$—	$116	$116	$—	$47	$47
____________________

(a)	At December 31, 2018 and 2017, approximately $9 million and $7 million, respectively, of restricted cash equivalents are included in other non-current assets on NEP's consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of financial instruments recorded at other than fair value are as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,435	$3,301	$4,317	$4,456
____________________

(a)
At December 31, 2018 and December 31, 2017, approximately $2,826 million and $3,552 million respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

Contingent Consideration - NEP recorded a liability related to a contingent holdback as part of the Texas pipelines acquisition in 2015. Contingent consideration is required to be reported at fair value at each reporting date. NEP determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. In 2016, NEP recorded fair value adjustments to eliminate the entire contingent holdback as the contracts contemplated in the acquisition were not executed by December 31, 2016. The fair value adjustments are reflected as revaluation of contingent consideration in NEP's consolidated statements of income.

7. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. In January 2016, NEP discontinued hedge accounting related to interest rate contracts and, therefore, all changes in the derivatives' fair value are recognized in interest expense in NEP's consolidated statements of income. In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At December 31, 2018 and 2017, the combined notional amounts of the interest rate contracts were approximately $9,256 million and $3,609 million, respectively.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, NEP's AOCI included amounts related to discontinued cash flow hedges which have expiration dates through 2033. Less than $1 million of net losses included in AOCI at December 31, 2018, is expected to be reclassified into interest expense within the next 12 months as interest payments are made. Such amount assumes no change in scheduled principal payments. Cash flows from these interest rate swap contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

Prior to the sale of Canadian Holdings, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. At December 31, 2017, the notional amount of the foreign currency contracts was approximately $62 million. During 2018, 2017 and 2016, NEP recorded approximately $13 million of gains and $4 million and $1 million of losses, respectively, related to the foreign currency contracts in other - net in the consolidated statements of income.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2018 and 2017, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the consolidated balance sheets.

	December 31, 2018
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$24	$116	$13	$105

Net fair value by balance sheet line item:
Other current assets			$7
Other non-current assets			6
Other current liabilities				$1
Other non-current liabilities				104
Total derivatives			$13	$105

	December 31, 2017
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$15	$44	$18	$47
Foreign currency contracts	—	3	—	3
Total fair values	$15	$47	$18	$50

Net fair value by balance sheet line item:
Other current assets			$10
Other non-current assets			8
Other current liabilities				$11
Other non-current liabilities				39
Total derivatives			$18	$50

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2018	2017	2016
	(millions)
Interest rate contracts:
Losses reclassified from AOCI to interest expense	$(3)	$(7)	$(8)
Gains (losses) recognized in interest expense	$(58)	$(14)	$14

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2018 and 2017, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $108 million and $17 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2018	2017	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$6,262	$5,712	5 - 35
Pipeline assets, including temporary rights-of-way	810	807	50
Land improvements and buildings	362	262	25 - 35
Land, including perpetual rights-of-way	60	60
Construction work in progress	5	7
Other depreciable assets	237	280	3 - 35
Property, plant and equipment, gross	7,736	7,128
Accumulated depreciation	(966)	(931)
Property, plant and equipment - net	$6,770	$6,197
___________________________

(a)	Approximately 86% of power generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

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

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $199 million, $204 million and $213 million, respectively. A number of NEP's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $3.8 billion at December 31, 2018.

9. Equity Method Investment

At December 31, 2018 and 2017, the approximately 50% indirect interest in Desert Sunlight's solar projects described in Note 3 is reflected as investment in equity method investee on the consolidated balance sheets. NEP is not the primary beneficiary and therefore does not consolidate this entity because it does not control any of the ongoing activities of this entity, was not involved in the initial design of this entity and does not have a controlling interest in this entity.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information for this equity method investee is as follows:

	2018	2017	2016
	(millions)
Current assets	$133	$135	$291
Non-current assets	$1,298	$1,349	$1,392
Current liabilities(a)	$561	$64	$64
Non-current liabilities	$459	$1,003	$1,043
Revenues	$208	$207	$211
Operating income	$129	$127	$129
Net income	$84	$80	$80

NEP's share of underlying equity in the equity method investee	$206	$208	$288
Difference between investment carrying amount and underlying equity in net assets(b)	8	10	10
NEP's investment carrying amount	$214	$218	$298
________________________

(a)
At December 31, 2018, approximately $503 million of long-term debt is reflected as current liabilities as a result of being notified by the lender of an event of default under the related financing agreement.

(b)	Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

10. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2018, NEP owned an approximately 35.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 64.4% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at December 31, 2018, NEP OpCo consolidated 12 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 - Differential Membership Interests) in entities which own and operate 20 wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to related party, of the VIEs, totaled approximately $4,937 million and $132 million, respectively at December 31, 2018. The assets, primarily property, plant and equipment - net, and liabilities, primarily deferral related to differential membership interests, totaled approximately $2,840 million and $1,515 million at December 31, 2017, respectively.

At December 31, 2018, NEP OpCo also consolidated a VIE related to the sale of a noncontrolling Class B interest in NEP Renewables. See Note 3 and Note 11 - Equity. This entity is considered a VIE because the holder of the noncontrolling Class B interest does not have substantive rights over the significant activities of the entity. The assets, primarily property, plant and equipment - net and liabilities, primarily long-term debt and asset retirement obligation, of the VIE totaled approximately $2,339 million and $89 million, respectively, at December 31, 2018.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects and construction of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At December 31, 2018 and 2017, the non-economic ownership interests are reflected as investments in non-economic ownership interests on the consolidated balance sheets and are attributable to noncontrolling interests. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Capitalization

Debt - NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of principal and interest. The carrying value of NEP’s long-term debt consists of the following:

		December 31,
		2018		2017
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP:
Senior unsecured convertible notes - fixed(a)	2020	$300	1.50%	$300	1.50%
NEP OpCo:
Senior unsecured notes - fixed(b)	2024 - 2027	1,100	4.38%	$1,100	4.38%
Project level:
Senior secured limited-recourse debt - fixed	2030 - 2038	985	5.16%	1,355	5.33%
Senior secured limited-recourse debt - variable(c)(d)	2026 - 2032	269	4.43%	648	3.20%
Bank loan(c)(d)	2020	200	4.76%	200	3.52%
Limited-recourse revolving credit facility - variable(c)(e)	2020	—	—%	150	3.72%
Non-recourse notes payable - fixed	2028	20	6.30%	22	6.30%
Limited-recourse term loan - variable(c)(d)	2022	604	4.93%	604	3.82%
Unamortized debt issuance costs		(45)		(64)
Unamortized premium		2		2
Total long-term debt		3,435		4,317
Less current portion of long-term debt(f)		707		99
Long-term debt, excluding current portion		$2,728		$4,218
________________________

(a)	See additional discussion of the convertible notes below.

(b)	Represents $550 million in aggregate principal amount of 4.25% senior unsecured notes due 2024 and $550 million in aggregate principal amount of 4.50% senior unsecured notes due 2027.

(c)	Variable rate is based on an underlying index plus a margin.

(d)	Interest rate contracts, primarily swaps, have been entered into for a majority of these debt issuances. See Note 7.

(e)
The limited-recourse revolving credit facility provides up to $150 million of revolving credit loans if certain conditions are satisfied, including, among other things, meeting a leverage ratio at the time of any borrowing that does not exceed a specified ratio.

(f)
Includes approximately $641 million of principal with final maturity dates ranging from 2033 - 2038, net of the related unamortized debt issuance costs, which was reclassified to current debt as a result of events of default under the related financing agreements. See Note 15 - PG&E Bankruptcy.

Minimum annual maturities of long-term debt are approximately $66 million, $569 million, $108 million, $644 million and $76 million for 2019, 2020, 2021, 2022 and 2023, respectively. Such amounts include scheduled payments under the financing agreements for debt in default as the lenders have not issued any acceleration notices.

NEP OpCo and its direct subsidiaries (loan parties) are parties to a variable rate, senior secured revolving credit facility (NEP OpCo credit facility). At December 31, 2018, the NEP OpCo credit facility provided up to $750 million of revolving credit loans and included borrowing capacity for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $1.5 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). At December 31, 2018 and 2017, there were no amounts outstanding under the NEP OpCo credit facility.

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

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2018, NEP and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements. However, in early January 2019, events of default occurred under financing agreements related to the Genesis and Shafter solar projects. See Note 15 - PG&E Bankruptcy.

The $300 million senior unsecured convertible notes (convertible notes) are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its notes into NEP common units and cash in lieu of any fractional common unit at the conversion rate. At December 31, 2018, the conversion rate, subject to certain adjustments, was 18.9170 NEP common units per $1,000 principal amount of the convertible notes, which rate is equivalent to a conversion price of approximately $52.8625 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The convertible notes are not redeemable at NEP’s option prior to maturity.

NEP entered into a capped call transaction (capped call) in connection with the issuance of the convertible notes. Under the capped call, NEP purchased capped call options with a strike price of $52.8625 and a cap price of $63.4350. The capped call was purchased for approximately $12 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the convertible notes, the price per NEP common unit during the relevant settlement period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units (if NEP elects to settle in NEP common units).

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2018, 2017 and 2016, NEP distributed approximately $94 million, $81 million and $55 million, respectively, to its common unitholders. In addition, NEP paid approximately $26 million in distributions to its common unitholders and $6 million in distributions to its preferred unitholders in February 2019.

On December 21, 2018, NEP issued and sold 100% of the noncontrolling Class B interest in NEP Renewables for approximately $750 million under a membership interest purchase agreement, between NEP, NEP Renewables Holdings, LLC (NEP Renewables Holdings), NEP Renewables and a third-party investor (NEP Renewables investor). NEP Renewables Holdings retains 100% of the Class A interest in NEP Renewables. NEP, through its indirect ownership of NEP Renewables Holdings, will receive 85% of NEP Renewables’ cash distributions for the first three years after funding, and the NEP Renewables investor will receive 15%. After three years, NEP will receive 20% of NEP Renewables’ cash distributions and the NEP Renewables investor will receive 80%.

NEP Renewables Holdings retains a controlling interest in NEP Renewables and therefore NEP presents the Class B interest as noncontrolling interests. Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity in NEP’s consolidated balance sheet. NEP has determined the allocation of economics between NEP Renewables Holdings and the NEP Renewables investor should not follow the ownership percentages for NEP Renewables but rather the HLBV method based on the governing provisions in the related limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entity and the owners.

From the third to the fourth anniversary after funding, NEP has an option (the buyout right), subject to certain limitations and extensions, to purchase 100% of the NEP Renewables investor's interest in NEP Renewables at a buyout price that implies a specified return to the NEP Renewables investor (inclusive of all prior distributions). If exercised, NEP has the right to pay at least 70% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units, with the balance paid in cash, subject to certain limitations. The NEP Renewables investor has certain rights, beginning January 1, 2025, to require NEP, under certain circumstances, to initiate underwritten offerings for the units that are issuable if NEP exercises the buyout right.
Following any exercise of the buyout right, the NEP non-voting common units will have, among other terms, the right to receive pro rata quarterly cash distributions and rights to convert, subject to certain limitations, the NEP non-voting common units into NEP common units on a one-for-one basis.

In 2015, NEP established an at-the-market equity issuance program (ATM program) pursuant to which NEP could issue, from time to time, up to $150 million of its common units, giving NEP the flexibility to issue new units when the price is acceptable. In July 2018, NEP implemented a $150 million ATM program which replaced its prior program. During the years ended December 31, 2018 and 2016, NEP issued approximately 1.8 million and 0.6 million common units under the respective ATM program for gross proceeds of approximately $86 million and $16 million, respectively. During the year ended December 31, 2017, NEP did not issue any common units under the ATM program. Fees related to the ATM program totaled approximately $1 million in 2018 and less than $1 million in 2016.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of NEP's basic and diluted earnings per unit is as follows:

Year Ended December 31, 2018

Numerator:
Net income attributable to NEP – basic	$167
Adjustments for convertible notes and preferred units	50
Net income attributable to NEP used to compute diluted earnings per unit	$217
Denominator:
Weighted-average number of common units outstanding – basic	54.9
Convertible notes and preferred units	19.7
Weighted-average number of common units outstanding – assuming dilution	74.6
Earnings per unit attributable to NEP:
Basic	$3.05
Assuming dilution	$2.91

12. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2015	$(11)	$(108)	$(38)	$(157)
Other comprehensive income before reclassification	—	3	—	3
Amounts reclassified from AOCI to interest expense	7	—	—	7
Other comprehensive income related to equity method investee	—	—	3	3
Net other comprehensive loss	7	3	3	13
Balances, December 31, 2016	(4)	(105)	(35)	(144)
Other comprehensive income before reclassification	—	7	—	7
Amounts reclassified from AOCI to interest expense	5	—	—	5
Other comprehensive income related to equity method investee	—	—	5	5
Net other comprehensive income	5	7	5	17
Balances, December 31, 2017	1	(98)	(30)	(127)
Other comprehensive loss before reclassification	—	(6)	—	(6)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Other comprehensive income related to equity method investee	—	—	6	6
Net other comprehensive income (loss)	2	(6)	6	2
Impact of disposal of Canadian Holdings	3	104	—	107
Balances, December 31, 2018	$6	$—	$(24)	$(18)
AOCI attributable to noncontrolling interest	$5	$—	$(17)	$(12)
AOCI attributable to NextEra Energy Partners, December 31, 2018	$1	$—	$(7)	$(6)

13. Related Party Transactions

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management Services Agreement (MSA) - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the years ended December 31, 2018, 2017 and 2016 include approximately $78 million, $67 million and $42 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) - NEP OpCo is a party to a CSCS agreement with NEER, under which NEER and certain of its subsidiaries may provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo will pay NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2018, 2017 and 2016 include approximately $4 million, $4 million and $3 million, respectively, related to the CSCS agreement.

NEER and certain of its subsidiaries may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its subsidiaries to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its subsidiaries may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At December 31, 2018 and 2017, the cash sweep amounts held in accounts belonging to NEER or its subsidiaries were approximately $66 million and $87 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. At December 31, 2018, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $706 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At December 31, 2018, NEER guaranteed a total of approximately $69 million related to these obligations.

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

Transportation and Fuel Management Agreements - In connection with the 2015 Texas pipelines acquisition, a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2018, 2017 and 2016, NEP recognized approximately $7 million, $9 million and $12 million, respectively, in revenues related to the transportation and fuel management agreements.

14. Leases

During the fourth quarter of 2018, NEP adopted the new lease standard by recognizing and measuring leases existing at, or entered into after, January 1, 2016. As permitted by the new lease standard, NEP elected (i) not to reevaluate land easements if they were not previously accounted for as leases, (ii) to apply hindsight when assessing lease term and impairment of the right-of-use (ROU) asset, (iii) not to apply the recognition requirements to short-term leases and (iv) not to separate nonlease components from associated lease components for substantially all classes of underlying assets. Upon adoption of the new lease standard, NEP recorded an increase to noncontrolling interests of approximately $8 million at January 1, 2016 representing the cumulative effect

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of adopting the new lease standard. See the consolidated statements of changes in equity. Also upon adoption, ROU assets and lease liabilities in connection with operating leases were recorded. ROU assets are included in non-current other assets and lease liabilities are included in current and non-current other liabilities on NEP’s consolidated balance sheets. The impact of adopting the new lease standard was not material to NEP’s financial statements for the periods presented.

NEP has operating leases primarily related to land use agreements for certain of its renewable energy projects. At December 31, 2018 and 2017, NEP had recorded ROU assets of approximately $24 million and $30 million, respectively, and $24 million and $30 million of operating lease liabilities, respectively. NEP’s operating lease liabilities were calculated based on a weighted average discount rate of 4.46% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 25 years and 27 years, at December 31, 2018 and 2017, respectively. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are primarily variable based on the amount of generation at the renewable energy project. NEP’s operating leases have expiration dates ranging from 2019 to 2061, some of which include options to extend the leases from 10 to 20 years, and some have options to terminate at NEP's discretion. NEP recognized approximately $2 million in each of the years ending in December 31, 2018, 2017 and 2016 of operating lease costs associated with its ROU assets and which are included in O&M expenses in NEP’s consolidated statements of income. In addition, approximately $5 million, $5 million and $3 million was recorded related to variable lease costs in 2018, 2017 and 2016, respectively. Short-term lease expense, which is included in O&M expenses, was not material to NEP’s consolidated statements of income for the periods presented. At December 31, 2018, NEP expects to make fixed payments of approximately $2 million annually over the next five years and $28 million thereafter.

Upon adoption of the new lease standard, NEP’s PPAs that were accounted for under the previous lease guidance are now accounted for under the new revenue standard. Revenues recognized related to the PPAs are consistent with the historical amounts recorded under the previous lease guidance.

15. Commitments and Contingencies

Letter of Credit Facilities - Two of NEP's projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $82 million in the aggregate. These LOC facilities have maturity dates of June and July 2022. Approximately $68 million of LOCs was outstanding at December 31, 2018 and primarily relate to debt service reserves and security for certain of the projects' agreements, including a PPA.

PG&E Bankruptcy - During 2018, approximately 12% of net income attributable to NEP was from PPAs that the Genesis, Desert Sunlight and Shafter solar projects have with PG&E. On January 29, 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Genesis and Shafter solar projects are financed with various forms of indebtedness. PG&E’s Chapter 11 filing, or related events, have caused events of default under the financings for the Genesis and Shafter projects.

Lenders under these financings could accelerate the repayment of borrowings thereunder or foreclose upon the projects’ equity or assets as a result of events of defaults caused by PG&E’s bankruptcy, which could have a material adverse impact on NEP. In addition, PG&E could seek to reject some or all of the PPAs. PG&E’s bankruptcy petition stated that PG&E has not yet made any decisions regarding whether to assume or reject any PPAs in its Chapter 11 case.

At December 31, 2018, the debt outstanding under the Genesis and Shafter financings totaled approximately $682 million, of which $641 million with scheduled final maturity dates ranging from 2033 to 2038 was reclassified into current debt on the consolidated balance sheets. Based on the estimated future cash flows related to the Genesis, Shafter and Desert Sunlight solar projects, no impairment adjustment was recorded at December 31, 2018. NEP will continue to monitor its investments in these projects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)(b)	June 30(a)(b)	September 30(a)(b)	December 31(a)(b)
	(millions, except per unit amounts)
2018
Operating revenues	$212	$225	$178	$155
Operating income(c)	$92	$261	$59	$31
Net income (loss)(c)	$(19)	$292	$110	$(117)
Net income (loss) attributable to NEP(c)(d)	$74	$82	$33	$(22)
Earnings (loss) per unit - basic(c)(d)	$1.36	$1.51	$0.60	$(0.39)
Earnings (loss) per unit - assuming dilution(c)(d)	$1.22	$1.42	$0.58	$(0.39)
Distributions per unit	$0.41	$0.42	$0.44	$0.45
High-low common unit sales prices	$45.38 - $36.84	$48.75 - $38.05	$50.66 - $44.04	$49.16 - $39.35
2017
Operating revenues	$198	$220	$191	$197
Operating income(c)	$84	$93	$70	$66
Net income(d)	$58	$62	$50	$(56)
Net income attributable to NEP	$13	$13	$1	$(91)
Earnings per unit - basic and assuming dilution	$0.24	$0.24	$0.01	$(1.67)
Distributions per unit	$0.35	$0.37	$0.38	$0.39
High-low common unit sales prices	$33.90 - $25.32	$39.83 - $31.78	$43.68 - $36.37	$44.00 - $36.42
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

(b)	Prior-period amounts have been retrospectively adjusted as discussed in Note 14.

(c)	Second quarter of 2018 includes the gain on the sale of Canadian Holdings. See Note 2 - Disposal of Canadian Holdings.

(d)
First quarter of 2018 reflects a reduction of differential membership interests as a result of the change in federal income tax rates effective January 1, 2018, which is included in net loss attributable to noncontrolling interests. See Note 2 - Differential Membership Interests.

(e)	Fourth quarter of 2017 reflects the impact of tax reform in December 2017. See Note 5.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2018, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2018.

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

Item 9B.  Other Information

None

PART III - OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy Partners and Management" and "Corporate Governance and Board Matters" in NEP's Proxy Statement which will be filed with the SEC in connection with the 2019 Annual Meeting of Unitholders (NEP's Proxy Statement) and is incorporated herein by reference.

NEP has adopted the NextEra Energy Partners, LP Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the chief executive officer, the chief financial officer, the chief accounting officer and other senior executive and financial officers. The Senior Financial Executive Code is available under Corporate Governance in the Investor Relations section of NEP’s internet website at www.nexteraenergypartners.com. Any amendments or waivers of the Senior Financial Executive Code which are required to be disclosed to unitholders under SEC rules will be disclosed on NEP’s website at the address listed above.

Item 11.  Executive Compensation

The information required by this item will be included in NEP's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included in NEP's Proxy Statement under the heading "Information About NextEra Energy Partners and Management" and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2018 with respect to equity compensation under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,201,221
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,201,221

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in NEP's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in NEP's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (Desert Sunlight, Nokota, and Javelina Projects Annex), dated as of October 25, 2017, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.3*
Purchase and Sale Agreement by and between NextEra Energy Operating Partners, LP and Canada Pension Plan Investment Board dated as of March 30, 2018 (filed as Exhibit 2.1 to Form 8-K dated March 30, 2018, File No. 1-36518)

2.4*
Amendment to Amended and Restated Purchase and Sale Agreement (2018 Projects Annex), dated as of August 31, 2018, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated August 31, 2018, File No. 1-36518)

2.5*
Membership Interest Purchase Agreement, dated as of August 31, 2018, between NEP Renewables, LLC, NextEra Energy Partners, LP, NEP Renewables Holdings, LLC and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated August 31, 2018, File No. 1-36518)

3.1*	Third Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of December 21, 2018 (filed as Exhibit 3.1 to Form 8-K dated December 20, 2018, File No. 1-36518)
3.2*	Certificate of Limited Partnership of NextEra Energy Partners, LP (filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
3.3*	Certificate of Incorporation of NextEra Energy Partners GP, Inc. (filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
3.4*	Bylaws of NextEra Energy Partners GP, Inc. (filed as Exhibit 3.6 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
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
10.6*
Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of October 24, 2017 (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.7*
Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.8*
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 10‑Q for the quarter ended March 31, 2015, File No. 1-36518)

10.9*	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP (filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.10*
Third Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of December 21, 2018 (filed as Exhibit 10.1 to Form 8-K dated December 20, 2018, File No. 1-36518)

10.11*
Right of First Refusal Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP, and NextEra Energy Resources, LLC (filed as Exhibit 10.3 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.12*
Series A Preferred Unit Purchase Agreement, dated June 20, 2017, among NextEra Energy Partners, LP and the purchasers party thereto (filed as Exhibit 10 to Form 8-K dated June 20, 2017, File No. 1-36518)

10.12(a)*
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
10.15*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2018 (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)

10.16	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2019
10.17*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)
10.18*	Amended and Restated Limited Liability Company Agreement of NEP Renewables, LLC, dated December 21, 2018 (filed as Exhibit 10.2 to Form 8-K dated December 20, 2018, File No. 1-36518)
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
__________________________

*	Incorporated herein by reference.

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

Date:  February 19, 2019

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

Signature and Title as of February 19, 2019:

JOHN W. KETCHUM	TERRELL KIRK CREWS, II
John W. Ketchum Chief Financial Officer and Director (Principal Financial Officer)	Terrell Kirk Crews, II Controller and Chief Accounting Officer (Principal Accounting Officer)

SUSAN DAVENPORT AUSTIN	PETER H. KIND
Susan Davenport Austin Director	Peter H. Kind Director

ROBERT J. BYRNE	ARMANDO PIMENTEL, JR.
Robert J. Byrne Director	Armando Pimentel, Jr. Director

Mark E. Hickson Director