Form 10-Q
period 2019-03-31
NextEra Energy Partners, LP
filed 2019-04-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of NextEra Energy Partners, LP common units outstanding at March 31, 2019:  56,149,912

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2018 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2018
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	amended and restated cash sweep and credit support agreement
FIT	Feed-in-Tariff
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
preferred units	Series A convertible preferred units representing limited partner interests in NEP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

Operational Risks

•	NEP's portfolio includes renewable energy projects that have a limited operating history. Such projects may not perform as expected.

•	NEP's ability to make cash distributions to its unitholders is affected by wind and solar conditions at its renewable energy projects.

•	NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

•	Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned power outages, reduced output, personal injury or loss of life.

•	Natural gas gathering and transmission activities involve numerous risks that may result in accidents or otherwise affect the Texas pipelines’ operations.

•	NEP depends on certain of the renewable energy projects and pipelines in its portfolio for a substantial portion of its anticipated cash flows.

•	NEP is pursuing the expansion of natural gas pipelines in its portfolio that will require up-front capital expenditures and expose NEP to project development risks.

•
NEP's ability to maximize the productivity of the Texas pipeline business and to complete potential pipeline expansion projects is dependent on the continued availability of natural gas production in the Texas pipelines’ areas of operation.

•	Terrorist acts, cyber-attacks or other similar events could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.

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

•
PG&E, which contributes a significant portion of NEP's revenues, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Any rejection by PG&E of a material portion of NEP's PPAs with it or any material reduction in the prices NEP charges PG&E under those PPAs that occurs in connection with PG&E's Chapter 11 proceedings, or any events of default under the financing agreements of NEP's solar facilities that provide power and renewable energy credits to PG&E under these PPAs as a result of PG&E's reorganization activities, could have a material adverse effect on NEP's results of operations, financial condition or business.

•	NEP may not be able to extend, renew or replace expiring or terminated PPAs and natural gas transportation agreements at favorable rates or on a long-term basis.

•	If the energy production by or availability of NEP's renewable energy projects is less than expected, they may not be able to satisfy minimum production or availability obligations under their PPAs.

Risks Related to NEP's Acquisition Strategy and Future Growth

•	NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.

•	NEP OpCo's partnership agreement requires that it distribute its available cash, which could limit NEP's ability to grow and make acquisitions.

•	Lower prices for other fuel sources may reduce the demand for wind and solar energy.

•	Reductions in demand for natural gas in the United States or Mexico and low market prices of natural gas could materially adversely affect the Texas pipelines’ operations and cash flows.

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

•	Certain of NEP's actions require the consent of NEP GP.

•	Holders of NEP's common units and preferred units currently cannot remove NEP GP without NEE's consent.

•	NEE's interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.

•	The IDR fee may be assigned to a third party without unitholder consent.

•	NEP may issue additional units without unitholder approval, which would dilute unitholder interests.

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

•	The price of NEP's common units may fluctuate significantly and unitholders could lose all or part of their investment.

•	The liability of holders of NEP's units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.

•	Unitholders may have liability to repay distributions that were wrongfully distributed to them.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2018 Form 10-K and Part II, Item 1A. Risk Factors in this Form 10-Q and investors should refer to those sections of the 2018 Form 10-K and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
OPERATING REVENUES
Renewable energy sales	$123	$156
Texas pipelines service revenues	54	56
Total operating revenues(b)	177	212
OPERATING EXPENSES
Operations and maintenance(c)	76	62
Depreciation and amortization	61	53
Taxes other than income taxes and other	6	5
Total operating expenses - net	143	120
OPERATING INCOME	34	92
OTHER INCOME (DEDUCTIONS)
Interest expense	(155)	(103)
Equity in earnings of equity method investee	—	3
Equity in earnings (losses) of non-economic ownership interests	(7)	6
Other - net	—	2
Total other deductions - net	(162)	(92)
LOSS BEFORE INCOME TAXES	(128)	—
INCOME TAX EXPENSE (BENEFIT)	(7)	19
NET LOSS	(121)	(19)
Net income attributable to preferred distributions	(6)	(6)
Net loss attributable to noncontrolling interests	105	99
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(22)	$74

Weighted average number of common units outstanding - basic	56.1	54.3
Weighted average number of common units outstanding - assuming dilution	75.8	74.0
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic	$(0.38)	$1.36
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$(0.38)	$1.22
____________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

(b)	Includes related party revenues of $1 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $38 million and $29 million for the three months ended March 31, 2019 and 2018, respectively. Includes O&M expenses related to the Texas pipelines of $13 million and $11 million for the three months ended March 31, 2019 and 2018, respectively. Total O&M expenses presented include related party amounts of $24 million and $24 million for the three months ended March 31, 2019 and 2018, respectively.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
NET LOSS	$(121)	$(19)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Reclassification from AOCI to net income (net of $0 tax benefit and $1 tax expense, respectively)	(6)	1
Net unrealized losses on foreign currency translation (net of $0 and $0 tax benefit, respectively)	—	(4)
Other comprehensive income related to equity method investee (net of $0 and $0 tax expense, respectively)	1	4
Total other comprehensive income (loss), net of tax	(5)	1
COMPREHENSIVE LOSS	(126)	(18)
Comprehensive income attributable to preferred distributions	(6)	(6)
Comprehensive loss attributable to noncontrolling interests	108	98
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(24)	$74
____________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$127	$147
Accounts receivable	71	63
Other receivables	23	17
Due from related parties	43	68
Restricted cash	6	8
Other current assets	36	37
Total current assets	306	340
Non-current assets:
Property, plant and equipment - net	6,713	6,770
Deferred income taxes	114	108
Investment in equity method investee	210	214
Investments in non-economic ownership interests	7	20
Intangible assets – customer relationships - net	640	644
Intangible assets – PPAs - net	608	617
Goodwill	584	584
Other non-current assets	111	108
Total non-current assets	8,987	9,065
TOTAL ASSETS	$9,293	$9,405
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11	$10
Due to related parties	46	45
Current portion of long-term debt	694	707
Accrued interest	13	31
Accrued property taxes	8	19
Other current liabilities	39	47
Total current liabilities	811	859
Non-current liabilities:
Long-term debt	2,719	2,728
Deferred income taxes	12	12
Asset retirement obligation	97	95
Derivatives	217	104
Non-current due to related party	58	34
Other non-current liabilities	34	35
Total non-current liabilities	3,137	3,008
TOTAL LIABILITIES	3,948	3,867
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (14.0 and 14.0 units issued and outstanding, respectively)	548	548
Common units (56.2 and 56.1 units issued and outstanding, respectively)	1,757	1,804
Accumulated other comprehensive loss	(8)	(6)
Noncontrolling interests	3,048	3,192
TOTAL EQUITY	5,345	5,538
TOTAL LIABILITIES AND EQUITY	$9,293	$9,405

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121)	$(19)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61	53
Intangible amortization - PPA	9	—
Change in value of derivative contracts	115	51
Deferred income taxes	(7)	16
Equity in earnings of equity method investee, net of distributions received	5	7
Equity in losses (earnings) of non-economic ownership interests	7	(6)
Other - net	2	(2)
Changes in operating assets and liabilities:
Other current assets	(13)	(9)
Other non-current assets	(3)	3
Other current liabilities	(36)	(39)
Other non-current liabilities	—	(2)
Net cash provided by operating activities	19	53
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3)	(4)
Payments from (to) related parties under CSCS agreement - net	24	(2)
Net cash provided by (used in) investing activities	21	(6)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	3	—
Retirements of long-term debt	(24)	(31)
Partner contributions	1	29
Partner distributions	(74)	(66)
Preferred unit distributions	(6)	(3)
Proceeds from differential membership investors	32	28
Payments to differential membership investors	(8)	(5)
Payments to NEP OpCo subsidiary investor	(5)	—
Change in amounts due to related parties	19	—
Net cash used in financing activities	(62)	(48)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22)	(2)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	166	198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$144	$196
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partner noncash distributions	$3	$17
Accrued preferred distributions	$6	$6
_________________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2018	14.0	$548	56.1	$1,804	$(6)	$3,192	$5,538
Issuance of common units - net	—	—	0.1	1	—	—	1
Net income	—	6	—	(22)	—	(105)	(121)
Other comprehensive loss	—	—	—	—	(2)	(3)	(5)
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(51)	(51)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Differential membership interests activity	—	—	—	—	—	24	24
Payments to NEP OpCo subsidiary investor	—	—	—	—	—	(5)	(5)
Distributions to unitholders(a)	—	(6)	—	(26)	—	—	(32)
Other	—	—	—	—	—	1	1
Balances, March 31, 2019	14.0	$548	56.2	$1,757	$(8)	$3,048	$5,345

	Preferred Units		Common Units
	Units	Amount	Units	Amount(b)	Accumulated Other Comprehensive Income	Non- controlling Interests(b)	Total Equity(b)
Balances, December 31, 2017	14.0	$548	54.3	$1,641	$1	$34	$2,224
Related party note receivable	—	—	—	—	—	29	29
Net income	—	6	—	74	—	(99)	(19)
Other comprehensive income	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(64)	(64)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Differential membership interests activity	—	—	—	—	—	23	23
Distributions to unitholders(a)	—	(6)	—	(22)	—	—	(28)
Adoption of accounting standards update	—	—	—	9	—	1,414	1,423
Balances, March 31, 2018	14.0	$548	54.3	$1,702	$1	$1,332	$3,583
____________________

(a)
Distributions per common unit of $0.4650 and $0.4050 were paid during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, $6 million of preferred unit distributions were accrued and are payable in May 2019.

(b)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2018 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, certain prior year amounts have been retrospectively adjusted for an accounting standards update related to leases. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions
In March 2019, an indirect subsidiary of NEP entered into an agreement with indirect subsidiaries of NEER to acquire:

•	100% of the membership interests in Ashtabula Wind II, LLC, a project company that owns a 120 MW wind generation facility located in North Dakota;

•	100% of the membership interests in Garden Wind, LLC, a project company that owns a 150 MW wind generation facility (Story County II) located in Iowa;

•
100% of the membership interests in White Oak Energy Holdings, LLC, which, at closing, is expected to own 100% of the membership interests of White Oak Energy LLC, which owns a 150 MW wind generation facility located in Illinois;

•
100% of the Class C membership interests in Rosmar Holdings, LLC, which represent a 49.99% noncontrolling ownership interest in two solar generation facilities, Marshall and Roswell, with a total combined generating capacity of approximately 132 MW located in Minnesota and New Mexico, respectively; and

•	49.99% of the membership interests, representing a controlling ownership interest, in Silver State South Solar, LLC, which indirectly owns a 250 MW solar generation facility located in Nevada.

NEP expects to complete the acquisition in the second quarter of 2019, subject to customary closing conditions and the receipt of certain regulatory approvals, for a total consideration of approximately $1,020 million, subject to customary working capital and other adjustments.

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, which indirectly owns ten wind and one solar generation facilities with a combined generating capacity of approximately 1,388 MW.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations, had the acquisition of NEP Renewables been completed on January 1, 2017, are as follows:

Three Months Ended March 31, 2018
(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$242
Pro forma operating income	$98
Pro forma net loss	$(29)
Pro forma net income attributable to NEP	$122

The unaudited pro forma consolidated results of operations include adjustments to:

•	reflect the historical results of NEP Renewables beginning on January 1, 2017;

•	reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - PPAs;

•	reflect allocations of income to noncontrolling interests related to the financing transaction to fund the acquisition; and

•	reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the consolidated operations.

2. Revenue

NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended March 31, 2019 is approximately $125 million and $52 million, and for the three months ended March 31, 2018 is $144 million and $55 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2019 to 2035. At March 31, 2019, NEP expects to record approximately $2.2 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2046, will vary based on the volume of energy delivered.

3. Income Taxes

Income taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). Because NEP OpCo is a limited partnership, NEP only recognizes in income its applicable ownership share of U.S. income taxes related to the U.S. projects and, prior to the sale of Canadian Holdings in June 2018, the Canadian projects. NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes. Income taxes include NEP's applicable ownership share of U.S. taxes and 100% of Canadian taxes. Net income or loss attributable to noncontrolling interests includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

The effective tax rate for the three months ended March 31, 2019 was approximately 5%. The effective tax rate is primarily affected by taxes attributable to the noncontrolling interests. During the three months ended March 31, 2018, the effective tax rate was not meaningful as NEP recorded an income tax charge of approximately $20 million related to the $231 million adjustment to differential membership interests as a result of the change in federal corporate income taxes due to the Tax Cuts and Jobs Act that became effective January 1, 2018 (see Note 10 - Noncontrolling Interests).

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

Interest Rate Contracts - NEP estimates the fair value of its derivatives using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

rates and credit profiles. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$14	$—	$14	$71	$—	$71
Restricted cash equivalents(a)	10	—	10	12	—	12
Interest rate contracts	—	5	5	—	24	24
Total assets	$24	$5	$29	$83	$24	$107
Liabilities:
Interest rate contracts	$—	$217	$217	$—	$116	$116
Total liabilities	$—	$217	$217	$—	$116	$116
____________________

(a)
At March 31, 2019 and December 31, 2018, approximately $9 million and $9 million, respectively, of restricted cash equivalents are included in other non-current assets on NEP's condensed consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,413	$3,392	$3,435	$3,301
____________________

(a)
At March 31, 2019 and December 31, 2018, approximately $2,958 million and $2,826 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At March 31, 2019 and December 31, 2018, the combined notional amounts of the interest rate contracts were approximately $9,246 million and $9,256 million, respectively.

During the three months ended March 31, 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At March 31, 2019, NEP's AOCI does not include any amounts related to discontinued cash flow hedges. Cash flows from the interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

Prior to the sale of Canadian Holdings in June 2018, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. During the three months ended March 31, 2018, NEP recorded approximately $1 million of gains related to the foreign currency contracts in other - net in the condensed consolidated statements of income (loss).

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2019 and December 31, 2018, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	March 31, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$5	$217	$7	$219

Net fair value by balance sheet line item:
Other current assets			$5
Other non-current assets			2
Other current liabilities				$2
Derivatives				217
Total derivatives			$7	$219

	December 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$24	$116	$13	$105

Net fair value by balance sheet line item:
Other current assets			$7
Other non-current assets			6
Other current liabilities				$1
Derivatives				104
Total derivatives			$13	$105

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2019	2018
	(millions)
Interest rate contracts:
Gains (losses) reclassified from AOCI to interest expense	$6	$(2)
Losses recognized in interest expense	$(118)	$(52)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2019 and December 31, 2018, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $196 million and $108 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2019, NEP owned an approximately 35.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 64.4% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at March 31, 2019, NEP OpCo consolidated 12 VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate 20 wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

related party, of the VIEs, totaled approximately $4,895 million and $112 million, respectively, at March 31, 2019 and $4,937 million and $132 million, respectively, at December 31, 2018.

At March 31, 2019, NEP OpCo also consolidated a VIE related to a noncontrolling Class B interest in NEP Renewables. This entity is considered a VIE because the holder of the noncontrolling Class B interest does not have substantive rights over the significant activities of the entity. The assets, primarily property, plant and equipment - net and liabilities, primarily long-term debt and asset retirement obligation, of the VIE totaled approximately $2,319 million and $92 million at March 31, 2019 and $2,339 million and $89 million, respectively, at December 31, 2018.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2019 and December 31, 2018, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Equity - On April 22, 2019, the board of directors of NEP authorized a distribution of $0.4825 per common unit payable on May 15, 2019 to its common unitholders of record on May 7, 2019.

In March 2019, NEP and two of its indirect subsidiaries, NEP Renewables Holdings II, LLC (NEP Renewables Holdings II) and NEP Renewables II, LLC (NEP Renewables II), entered into a membership interest purchase agreement (membership purchase agreement) with a third-party investor (NEP Renewables II investor) for the purpose of financing the 2019 acquisition of the projects described in Note 1 and the recapitalization of four existing wind projects indirectly owned by NEP. The NEP Renewables II investor has committed to pay approximately $900 million to NEP Renewables Holdings II for 100% of the noncontrolling Class B membership interest in NEP Renewables II, subject to the specified conditions set forth in the membership purchase agreement. NEP Renewables Holdings II will retain 100% of the Class A membership interest and NEP will consolidate NEP Renewables II, which will be considered a VIE because the NEP Renewables II investor will not have substantive rights over the significant activities of NEP Renewables II. Prior to closing, an indirect subsidiary of NEP will transfer to NEP Renewables II the ownership interests to be purchased from NEER in 2019 as described in Note 1 as well as 100% of the membership interests in entities that own (1) Perrin Ranch Wind Energy Center, an approximately 99 MW wind generation facility located in Arizona; (2) Tuscola Bay Wind Energy Center, a 120 MW wind generation facility located in Michigan; (3) Ashtabula Wind III Energy Center, an approximately 62 MW wind generation facility located in North Dakota; and (4) Stateline Wind Energy Center, a 300 MW wind generation facility located in Oregon and Washington.

Under the amended and restated limited liability company agreement for NEP Renewables II (the LLC agreement) that will be entered into at closing, NEP, through its indirect ownership of NEP Renewables Holdings II, will receive approximately 95% of NEP Renewables II’s cash distributions for the first six years after closing, and the NEP Renewables II investor will receive 5%. From the third and one-half to the sixth anniversary of the closing, NEP has the option (the buyout right), subject to certain limitations and extensions, to periodically purchase the NEP Renewables II investor’s interest in NEP Renewables at a buyout price that implies a fixed pre-tax annual return of approximately 8.3% to the NEP Renewables II investor (inclusive of all prior distributions). If exercised, NEP has the right to pay at least 70% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units, with the balance paid in cash, subject to limitations as described in the LLC agreement. Following the sixth anniversary after closing, if NEP has not exercised its entire buyout right, or following the four and one-half year anniversary after closing if certain minimum buyouts have not occurred, the NEP Renewables II investor’s allocation of distributable cash flow from the portfolio for the portion of the Class B membership interest that the NEP Renewables II investor still owns would increase to 99%. Beginning January 1, 2025, NEP will give the NEP Renewables II investor, under a registration rights agreement to be entered into at closing, certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the units that are issuable if NEP exercises the buyout right.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Following any exercise of the buyout right, the NEP Renewables II investor will have, among other terms, the right to receive pro rata quarterly cash distributions with respect to the NEP non-voting common units it owns and rights, subject to certain limitations, to convert the NEP non-voting common units into NEP common units on a one-for-one basis.

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

The reconciliation of NEP's basic and diluted earnings per unit is as follows:

Three Months Ended March 31, 2018
(millions, except per unit amounts)
Numerator:
Net income attributable to NEP – basic	$74
Adjustments for convertible notes and preferred units	16
Net income attributable to NEP – assuming dilution	$90
Denominator:
Weighted-average number of common units outstanding – basic	54.3
Convertible notes and preferred units	19.7
Weighted-average number of common units outstanding – assuming dilution	74.0
Earnings per unit attributable to NEP:
Basic	$1.36
Assuming dilution	$1.22

The weighted-average number of common units issuable pursuant to the convertible notes and preferred units that were not included in the calculation of diluted earnings per unit due to their antidilutive effect totaled approximately 19.7 million for the three months ended March 31, 2019.

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended March 31, 2019
Balances, December 31, 2018	$6	$(24)	$(18)
Amounts reclassified from AOCI to interest expense	(6)	—	(6)
Other comprehensive income related to equity method investee	—	1	1
Net other comprehensive income (loss)	(6)	1	(5)
Balances, March 31, 2019	$—	$(23)	$(23)
AOCI attributable to noncontrolling interest	$—	$(15)	$(15)
AOCI attributable to NEP	$—	$(8)	$(8)

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

9. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in the condensed consolidated statements of income (loss). Additionally, a NEP subsidiary pays an affiliate for transmission services which are reflected as operations and maintenance in the condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three months ended March 31, 2019 and 2018 include approximately $22 million and $18 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2019 and 2018 include approximately $1 million and $1 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At March 31, 2019 and December 31, 2018, the cash sweep amounts held in accounts

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

belonging to NEER or its affiliates were approximately $42 million and $66 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At March 31, 2019, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $691 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At March 31, 2019, NEER guaranteed a total of approximately $69 million related to these obligations.

Due to Related Party - Non-current amounts due to related party on the condensed consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2019, a subsidiary of NEECH provided, pursuant to a debt service reserve guarantee (see discussion above), approximately $20 million to fund the debt payment of Genesis Solar Funding, LLC which is reflected as non-current due to related party at March 31, 2019.

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three months ended March 31, 2019 and 2018, NEP recognized approximately $1 million and $2 million, respectively, in revenues related to the transportation and fuel management agreements.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - Current restricted cash on NEP's condensed consolidated balance sheets and approximately $11 million and $11 million of other non-current assets on NEP's condensed consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments of approximately $1 million. In addition, the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. Income before income taxes associated with Canadian Holdings was approximately $28 million for the three months ended March 31, 2018.

Noncontrolling Interests - At March 31, 2019, NEE's 64.4% noncontrolling limited partner interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, the interests related to differential membership interests and the Class B noncontrolling interests in NEP Renewables sold in 2018 are reflected as noncontrolling interests on the condensed consolidated balance sheets. See Note 6. Details of the activity in noncontrolling interests for the three months ended March 31, 2019 and 2018 are below:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Noncontrolling Ownership Interest in NEP OpCo Subsidiary		Differential Membership Interests		Noncontrolling Ownership Interests in NEP OpCo and Texas pipeline	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2018	$751		$2,019		$422	$3,192
Net income (loss) attributable to NCI	12	(a)	(60)	(b)	(57)	(105)
Other comprehensive loss	—		—		(3)	(3)
Related party contributions	—		—		1	1
Related party distributions	—		—		(51)	(51)
Changes in non-economic ownership interests	—		—		(6)	(6)
Differential membership interests contributions, net of distributions	—		24		—	24
Payments to NEP OpCo subsidiary investor	(5)		—		—	(5)
Other	—		—		1	1
Balances, March 31, 2019	$758		$1,983		$307	$3,048

Balances, December 31, 2017	$—		$—		$34	$34
Related party note receivable	—		—		29	29
Net income (loss) attributable to NCI	—		(269)	(b)	170	(99)
Other comprehensive income	—		—		1	1
Related party distributions	—		—		(64)	(64)
Changes in non-economic ownership interests	—		—		(6)	(6)
Differential membership investment contributions, net of distributions	—		23		—	23
Adoption of accounting standards update	—		1,413		1	1,414
Balances, March 31, 2018	$—		$1,167		$165	$1,332
____________________

(a)
For the three months ended March 31, 2019, approximately $8 million of the income attributable to the NEP OpCo subsidiary investor benefits NEE's noncontrolling interest and $4 million is reflected as net income attributable to NEP.

(b)
Represents the benefits associated with differential membership interests recognized as third-party investors received their portion of the economic attributes of the related facilities. For the three months ended March 31, 2019 and 2018, approximately $39 million and $175 million, respectively, of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $21 million and $94 million, respectively, is reflected as net income attributable to NEP. For the three months ended March 31, 2018, includes approximately $231 million (after-tax $211 million) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

11. Commitments and Contingencies

Letter of Credit Facilities - Two of NEP’s projects entered into letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $82 million in the aggregate. These LOC facilities have maturity dates of June 2022 and July 2022. At March 31, 2019, approximately $68 million of LOCs was outstanding primarily related to debt service reserves and as security for certain of the projects' agreements, including a PPA.

PG&E Bankruptcy - During the three months ended March 31, 2019, approximately 2% of net loss attributable to NEP was from PPAs that the Genesis, Desert Sunlight and Shafter solar projects have with PG&E. On January 29, 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Genesis and Shafter solar projects are financed with various forms of indebtedness. PG&E’s Chapter 11 filing, or related events, have caused events of default under the financings for the Genesis and Shafter projects, blocking the distribution of cash generated by those projects.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

At March 31, 2019 and December 31, 2018, the debt outstanding under the Genesis and Shafter financings totaled approximately $669 million and $682 million, respectively, of which $641 million with scheduled final maturity dates ranging from 2033 to 2038 was reclassified into current debt on the condensed consolidated balance sheets. Based on the estimated future cash flows related to the Genesis, Shafter and Desert Sunlight solar projects, no impairment adjustment was recorded at March 31, 2019. NEP will continue to monitor its investments in these projects.
Unless a waiver or forbearance agreement is obtained or the events of default are otherwise cured, cash distributions from these projects generally are not able to be made. During the first quarter of 2019, approximately $38 million of cash distributions were not made.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At March 31, 2019, NEP owned a controlling, non-economic general partner interest and an approximately 35.6% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2018 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings which owns four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. See Note 10 - Disposal of Canadian Holdings.

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, which indirectly owns ten wind and one solar generation facilities with a combined generating capacity of approximately 1,388 MW. In March 2019, an indirect subsidiary of NEP entered into an agreement with indirect subsidiaries of NEER to acquire indirect membership interests in three wind and three solar generation facilities with a combined net generating capacity of approximately 611 MW. See Note 1.

In January 2019, PG&E, a significant customer of NEP, filed a voluntary petition for reorganization under Chapter 11 of the
U.S. Bankruptcy Code. See Note 11 - PG&E Bankruptcy.

Results of Operations

	Three Months Ended March 31,
	2019	2018(a)
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$123	$156
Texas pipelines service revenues	54	56
Total operating revenues	177	212
OPERATING EXPENSES
Operations and maintenance	76	62
Depreciation and amortization	61	53
Taxes other than income taxes and other	6	5
Total operating expenses - net	143	120
OPERATING INCOME	34	92
OTHER INCOME (DEDUCTIONS)
Interest expense	(155)	(103)
Equity in earnings of equity method investee	—	3
Equity in earnings (losses) of non-economic ownership interests	(7)	6
Other - net	—	2
Total other deductions - net	(162)	(92)
LOSS BEFORE INCOME TAXES	(128)	—
INCOME TAX EXPENSE (BENEFIT)	(7)	19
NET LOSS	(121)	(19)
Net income attributable to preferred distributions	(6)	(6)
Net loss attributable to noncontrolling interests	105	99
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(22)	$74
_________________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements. Renewable energy sales decreased approximately $33 million during the three months ended March 31, 2019. Revenues decreased approximately $46 million due to the sale of Canadian Holdings at the end of the second quarter of 2018 and $14 million due to lower wind resource. These decreases were partly offset by an increase in revenues of approximately $25 million related to the projects acquired in December 2018.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 9. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expenses increased approximately $14 million during the three months ended March 31, 2019 primarily due to increases of approximately $10 million related to the projects acquired in December 2018 and $8 million in higher other expenses including higher IDR fees related to growth in NEP's distributions to its common unitholders, partly offset by a decrease of $4 million as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

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

Depreciation and amortization expense increased approximately $8 million during the three months ended March 31, 2019 primarily as a result of approximately $13 million of depreciation related to the projects acquired in December 2018, partly offset by a decrease of $5 million related to the sale of Canadian Holdings at the end of the second quarter of 2018.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest on debt and mark-to-market gains and losses on interest rate contracts. Interest expense increased approximately $52 million during the three months ended March 31, 2019 primarily due to unfavorable mark-to-market activity of $65 million, partly offset by a decrease in interest costs as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

Equity in Earnings of Equity Method Investee
Equity in earnings of equity method investee decreased by approximately $3 million during the three months ended March 31, 2019 due to lower earnings at the related project.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
Equity in earnings (losses) of non-economic ownership interests decreased by approximately $13 million during the three months ended March 31, 2019 primarily due to mark-to-market losses on certain interest rate derivative contracts recorded at the related projects.

Income Taxes

Income taxes include NEP's applicable ownership share of U.S. taxes and, prior to the June 2018 sale of Canadian Holdings, 100% of Canadian taxes. Net loss attributable to noncontrolling interest includes no U.S. taxes and NEER's applicable ownership share of Canadian taxes. Net income or loss attributable to NEP includes NEP's applicable ownership share of U.S. and Canadian taxes.

For the three months ended March 31, 2019, NEP recorded income tax benefit of approximately $7 million on loss before income taxes of $128 million, resulting in an effective tax rate of 5%. The tax benefit is comprised primarily of income tax benefit of approximately $27 million at the statutory rate of 21%, partly offset by $21 million of income tax attributable to noncontrolling interests.

For the three months ended March 31, 2018, NEP recorded income tax expense of approximately $19 million on loss before income taxes of $0 million. The tax expense is comprised primarily of income tax expense of approximately $20 million related to the adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 3).

Net Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2019 and 2018, net loss attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the loss allocated to differential membership interest investors. Additionally, for the three months ended March 31, 2019, net loss attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interest in NEP Renewables sold in 2018. See Note 10 - Noncontrolling Interests.

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

In addition, NEER and certain of its affiliates may withdraw funds in connection with certain long-term debt agreements and hold those funds in accounts belonging to NEER or its affiliates and provide credit support in the amount of such withdrawn funds. If NEER fails to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds.

If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings.

Liquidity Position

At March 31, 2019 and December 31, 2018, NEP's liquidity position was approximately $1,083 million and $1,127 million, respectively. The table below provides the components of NEP’s liquidity position:

	March 31, 2019	December 31, 2018
	(millions)
Cash and cash equivalents	$127	$147
Amounts due under the CSCS agreement	42	66
Revolving credit facilities	900	900
Less borrowings	—	—
Letter of credit facilities	82	82
Less letters of credit	(68)	(68)
Total(a)	$1,083	$1,127
____________________

(a)	Excludes current restricted cash of approximately $6 million and $8 million at March 31, 2019 and December 31, 2018, respectively. See Note 10 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Project Financings

Certain projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments. In addition, under the project financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. At March 31, 2019, NEP's subsidiaries were in compliance with all financial debt covenants under their financings except for events of default occurring in January 2019 under the financing agreements related to the Genesis and Shafter solar projects. See Note 11 - PG&E Bankruptcy.

Equity

Approximately $64 million of common units remain available to be issued under NEP's at-the-market equity issuance program at March 31, 2019.

In March 2019, NEP entered into a membership purchase agreement to sell 100% of the noncontrolling Class B interest in NEP Renewables II for approximately $900 million. See Note 7 - Equity.

Cash Distributions to Unitholders

During the three months ended March 31, 2019, NEP distributed approximately $26 million to its common unitholders. On April 22, 2019, the board of directors of NEP authorized a distribution of $0.4825 per common unit payable on May 15, 2019 to its common unitholders of record on May 7, 2019. During the three months ended March 31, 2019, NEP distributed approximately $6 million to its preferred unitholders and accrued $6 million in preferred distributions to be paid in May 2019.

Cash Flows

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table reflects the changes in cash flows for the comparative periods:

	2019	2018	Change
	(millions)
Three Months Ended March 31,
Net cash provided by operating activities	$19	$53	$(34)
Net cash provided by (used in) investing activities	$21	$(6)	$27
Net cash used in financing activities	$(62)	$(48)	$(14)

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the sale of Canadian Holdings and lower wind resource, partly offset by cash flows from the projects acquired in December 2018.

Net Cash Provided by (Used in) Investing Activities

	2019	2018
	(millions)
Three Months Ended March 31,
Capital expenditures	$(3)	$(4)
Payments from (to) related parties under CSCS agreement - net	24	(2)
Net cash provided by (used in) investing activities	$21	$(6)

The change in net cash provided by (used in) investing activities was primarily driven by lower cash sweeps under the CSCS agreement.

Net Cash Used in Financing Activities

	2019	2018
	(millions)
Three Months Ended March 31,
Proceeds from issuance of common units - net	$3	$—
Retirements of long-term debt	(24)	(31)
Partner contributions	1	29
Partner distributions	(74)	(66)
Change in amounts due to related parties	19	—
Proceeds related to differential membership interests - net	24	23
Other	(11)	(3)
Net cash used in financing activities	$(62)	$(48)

The increase in net cash used in financing activities primarily reflects the absence of a 2018 partner contribution related to the repayment of a related party note receivable, partly offset by payments received from a subsidiary of NEECH in 2019 related to a debt payment (see Note 9 - Due to Related Party).

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2019, approximately 3% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At March 31, 2019, the estimated fair value of NEP's long-term debt was approximately $3.4 billion and the carrying value of the long-term debt was $3.4 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $79 million at March 31, 2019.

At March 31, 2019, NEP had interest rate contracts with a notional amount of approximately $9.2 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at March 31, 2019 would increase by approximately $232 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. NEP monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. NEP also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties. See Note 11 - PG&E Bankruptcy for a discussion of risks related to PG&E.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2019.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2018 Form 10-K except as follows:

PG&E, which contributes a significant portion of NEP's revenues, has filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Any rejection by PG&E of a material portion of NEP's PPAs with it or any material reduction in the prices NEP charges PG&E under those PPAs that occurs in connection with PG&E's Chapter 11 proceedings, or any events of default under the financing agreements of NEP's solar facilities that provide power and renewable energy credits to PG&E under these PPAs as a result of PG&E's reorganization activities, could have a material adverse effect on NEP's results of operations, financial condition or business.

For the year ended December 31, 2018, NEP derived approximately 18% of its consolidated revenues from its PPAs with PG&E. PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2019 and PG&E may seek under the U.S. Bankruptcy Code and applicable laws to reject some or all of NEP's PPAs with it or to use the threat of rejection to renegotiate PPA pricing in its favor. In addition, all of NEP's solar projects that support PPAs with PG&E are financed with various forms of indebtedness and PG&E’s Chapter 11 filing or related events have caused events of default under those financings, blocking the distribution of cash generated by those projects. If PG&E attempts and is successful in rejecting or renegotiating a material portion of its PPAs with NEP, if distributions generated by the PPAs continue to be blocked for a prolonged period of time or if the lenders under the financings of the related NEP solar projects accelerate the repayment of borrowings thereunder or foreclose upon the projects’ equity or assets as a result of events of defaults caused by PG&E’s bankruptcy activities, NEP's results of operations, financial condition or business could be materially adversely affected.

The factors discussed in Part I, Item 1A. Risk Factors in the 2018 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described above and in the 2018 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 5. Other Information

(a)
NEP held its 2019 Annual Meeting of Unitholders (2019 Annual Meeting) on April 22, 2019. At the 2019 Annual Meeting, NEP's unitholders elected all of NEP’s nominees for director and approved two proposals. The proposals are described in detail in NEP's definitive proxy statement on Schedule 14A for the 2019 Annual Meeting (Proxy Statement), filed with the Securities and Exchange Commission on March 8, 2019. The voting results below reflect any applicable voting limitations and cutbacks as described in the Proxy Statement.

The final voting results with respect to each proposal voted upon at the 2019 Annual Meeting are set forth below.

Proposal 1

NEP's unitholders elected each of the four nominees to NEP's Board of Directors (Board) until the next annual meeting of unitholders by a majority of the votes cast, as set forth below:

	FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Susan D. Austin	49,348,107	98.6%	688,027	30,740	9,401,774
Robert J. Byrne	49,348,507	98.6%	684,753	33,615	9,401,774
Peter H. Kind	49,067,484	98.1%	961,879	37,511	9,401,774
James L. Robo	42,043,251	84.0%	7,989,652	33,972	9,401,774

Proposal 2

NEP's unitholders ratified the appointment of Deloitte & Touche LLP as NEP's independent registered public accounting firm for 2019, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
153,582,479	99.9%	79,362	68,719	-

Proposal 3

NEP's unitholders approved, by non-binding advisory vote, NEP's compensation of its named executive officers as disclosed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
137,668,870	95.5%	6,517,339	142,577	9,401,774

Item 6. Exhibits

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (2019 Projects Annex), dated as of March 4, 2019, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated March 4, 2019, File No. 1-36518)

2.3*
Membership Interest Purchase Agreement, dated as of March 4, 2019, between NEP Renewables II, LLC, NextEra Energy Partners, LP, NEP Renewables Holdings II, LLC and the Class B Purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated March 4, 2019, File No. 1-36518)

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

Date:  April 23, 2019

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)