Form 10-Q
period 2019-06-30
NextEra Energy Partners, LP
filed 2019-07-24
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices and registrant's telephone number	IRS Employer Identification Number
1-36518	NEXTERA ENERGY PARTNERS, LP	30-0818558

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Delaware

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common units	NEP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at June 30, 2019:  56,149,912

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2018 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2018
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CITC	convertible investment tax credit
COD	commercial operation date
CSCS agreement	amended and restated cash sweep and credit support agreement
FIT	Feed-in-Tariff
Genesis HoldCo	Genesis Solar Funding, LLC
HLBV	hypothetical liquidation at book value
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
March 2019 Form 10-Q	NEP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or RESOP
preferred units	Series A convertible preferred units representing limited partner interests in NEP
RESOP	Renewable Energy Standard Offer Program
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

•
NEP relies on interconnection, transmission and other pipeline facilities of third parties to deliver energy from its renewable energy projects and to transport natural gas to and from the Texas pipelines. If these facilities become unavailable, NEP's projects and pipelines may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2018 Form 10-K and Part II, Item 1A. Risk Factors in the March 2019 Form 10-Q and investors should refer to those sections of the 2018 Form 10-K and the March 2019 Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018(a)
OPERATING REVENUES
Renewable energy sales	$170	$169	$294	$325
Texas pipelines service revenues	49	56	103	112
Total operating revenues(b)	219	225	397	437
OPERATING EXPENSES (INCOME)
Operations and maintenance(c)	82	63	157	125
Depreciation and amortization	63	49	124	102
Gain on disposal of Canadian Holdings	—	(153)	—	(153)
Taxes other than income taxes and other	7	5	13	11
Total operating expenses (income) - net	152	(36)	294	85
OPERATING INCOME	67	261	103	352
OTHER INCOME (DEDUCTIONS)
Interest expense	(207)	(21)	(362)	(124)
Equity in earnings of equity method investees	9	13	8	16
Equity in earnings (losses) of non-economic ownership interests	(4)	7	(11)	13
Other - net	1	11	2	13
Total other income (deductions) - net	(201)	10	(363)	(82)
INCOME (LOSS) BEFORE INCOME TAXES	(134)	271	(260)	270
INCOME TAX BENEFIT	(10)	(21)	(16)	(2)
NET INCOME (LOSS)	(124)	292	(244)	272
Net income attributable to preferred distributions	(6)	(6)	(12)	(12)
Net loss (income) attributable to noncontrolling interests	102	(204)	207	(103)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(28)	$82	$(49)	$157

Weighted average number of common units outstanding - basic	56.2	54.3	56.1	54.3
Weighted average number of common units outstanding - assuming dilution	75.8	74.0	75.8	74.0
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic	$(0.49)	$1.51	$(0.88)	$2.88
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$(0.49)	$1.42	$(0.88)	$2.67
____________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

(b)
Includes related party revenues of $1 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $2 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $47 million and $32 million for the three months ended June 30, 2019 and 2018, respectively, and $85 million and $62 million for the six months ended June 30, 2019 and 2018, respectively. Includes O&M expenses related to the Texas pipelines of $8 million and $11 million for the three months ended June 30, 2019 and 2018, respectively, and $21 million and $22 million for the six months ended June 30, 2019 and 2018, respectively. Total O&M expenses presented include related party amounts of $24 million and $24 million for the three months ended June 30, 2019 and 2018, respectively, and $48 million and $48 million for the six months ended June 30, 2019 and 2018, respectively.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018(a)
NET INCOME (LOSS)	$(124)	$292	$(244)	$272
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification from AOCI to net income (net of $0, $0 tax expense, $0 tax benefit and $1 tax expense, respectively)	—	1	(6)	2
Net unrealized losses on foreign currency translation (net of $0, $0 tax benefit, $0 and $1 tax benefit, respectively)	—	(2)	—	(6)
Other comprehensive income (loss) related to equity method investees (net of $0, $0 tax benefit, $0 tax expense and $0, respectively)	—	(4)	1	—
Total other comprehensive income (loss), net of tax	—	(5)	(5)	(4)
Impact of disposal of Canadian Holdings (net of $0, $3 tax expense, $0 and $3 tax expense, respectively)	—	107	—	107
COMPREHENSIVE INCOME (LOSS)	(124)	394	(249)	375
Comprehensive income attributable to preferred distributions	(6)	(6)	(12)	(12)
Comprehensive loss (income) attributable to noncontrolling interests	102	(305)	210	(206)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(28)	$83	$(51)	$157
____________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$163	$147
Accounts receivable	101	63
Other receivables	164	17
Due from related parties	738	68
Restricted cash	4	8
Other current assets	29	37
Total current assets	1,199	340
Non-current assets:
Property, plant and equipment - net	7,071	6,770
Deferred income taxes	123	108
Investments in equity method investees	319	214
Investments in non-economic ownership interests	3	20
Intangible assets – customer relationships - net	635	644
Intangible assets – PPAs - net	1,676	617
Goodwill	598	584
Other non-current assets	144	108
Total non-current assets	10,569	9,065
TOTAL ASSETS	$11,768	$9,405
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111	$10
Due to related parties	59	45
Current portion of long-term debt	599	707
Accrued interest	31	31
Accrued property taxes	15	19
Other current liabilities	57	47
Total current liabilities	872	859
Non-current liabilities:
Long-term debt	3,676	2,728
Deferred income taxes	10	12
Asset retirement obligation	135	95
Derivatives	371	104
Non-current due to related party	57	34
Other non-current liabilities	147	35
Total non-current liabilities	4,396	3,008
TOTAL LIABILITIES	5,268	3,867
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (14.0 and 14.0 units issued and outstanding, respectively)	548	548
Common units (56.2 and 56.1 units issued and outstanding, respectively)	1,704	1,804
Accumulated other comprehensive loss	(8)	(6)
Noncontrolling interests	4,256	3,192
TOTAL EQUITY	6,500	5,538
TOTAL LIABILITIES AND EQUITY	$11,768	$9,405

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(244)	$272
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124	102
Intangible amortization - PPA	21	—
Change in value of derivative contracts	277	10
Deferred income taxes	(16)	7
Equity in earnings of equity method investees, net of distributions received	(8)	2
Equity in losses (earnings) of non-economic ownership interests	11	(13)
Gain on disposal of Canadian Holdings	—	(153)
Other - net	10	(4)
Changes in operating assets and liabilities:
Other current assets	(20)	(15)
Other non-current assets	(3)	2
Other current liabilities	(20)	(27)
Other non-current liabilities	(2)	—
Net cash provided by operating activities	130	183
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries - net	(1,028)	—
Capital expenditures	(6)	(7)
Proceeds from the sale of Canadian Holdings - net	—	517
Payments from (to) related parties under CSCS agreement - net	(671)	(50)
Other	4	—
Net cash provided by (used in) investing activities	(1,701)	460
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	3	—
Issuances of long-term debt	1,150	—
Retirements of long-term debt	(310)	(55)
Deferred financing costs	(11)	—
Partner contributions	2	31
Partner distributions	(158)	(134)
Preferred unit distributions	(12)	(9)
Proceeds from differential membership investors	31	28
Payments to differential membership investors	(16)	(11)
Payments to Class B noncontrolling interests investors	(8)	—
Proceeds on sale of Class B noncontrolling interest - net	893	—
Change in amounts due to related parties	19	(1)
Net cash provided by (used in) financing activities	1,583	(151)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12	490
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	166	198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$178	$688
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partner noncash distributions	$3	$17
Partner noncash contributions	$11	$—
Change in noncash investments in equity method investees - net	$6	$5
Accrued preferred distributions	$6	$6
_________________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2018	14.0	$548	56.1	$1,804	$(6)	$3,192	$5,538
Issuance of common units - net	—	—	0.1	1	—	—	1
Net income (loss)	—	6	—	(22)	—	(105)	(121)
Other comprehensive loss	—	—	—	—	(2)	(3)	(5)
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(51)	(51)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Differential membership interests activity	—	—	—	—	—	24	24
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(5)	(5)
Distributions to unitholders(a)	—	(6)	—	(26)	—	—	(32)
Other	—	—	—	—	—	1	1
Balances, March 31, 2019	14.0	548	56.2	1,757	(8)	3,048	5,345
Issuance of common units - net	—	—	—	1	—	—	1
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	—	—	—	472	472
Net income (loss)	—	6	—	(28)	—	(102)	(124)
Related party note receivable	—	—	—	—	—	1	1
Related party contributions	—	—	—	—	—	11	11
Related party distributions	—	—	—	—	—	(56)	(56)
Differential membership interests activity	—	—	—	—	—	(8)	(8)
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(3)	(3)
Distributions to unitholders(a)	—	(6)	—	(27)	—	—	(33)
Sale of Class B noncontrolling interest - net	—	—	—	—	—	893	893
Other	—	—	—	1	—	—	1
Balances, June 30, 2019	14.0	$548	56.2	$1,704	$(8)	$4,256	$6,500
_________________________

(a)
Distributions per common unit of $0.4825 and $0.4650 were paid during the three months ended June 30, 2019 and March 31, 2019, respectively. At June 30, 2019, $6 million of preferred unit distributions were accrued and are payable in August 2019.

.

	Preferred Units		Common Units
	Units	Amount	Units	Amount(b)	Accumulated Other Comprehensive Income	Non- controlling Interests(b)	Total Equity(b)
Balances, December 31, 2017	14.0	$548	54.3	$1,641	$1	$34	$2,224
Net income (loss)	—	6	—	74	—	(99)	(19)
Other comprehensive income	—	—	—	—	—	1	1
Related party note receivable	—	—	—	—	—	29	29
Related party distributions	—	—	—	—	—	(64)	(64)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Differential membership interests activity	—	—	—	—	—	23	23
Distributions to unitholders(a)	—	(6)	—	(22)	—	—	(28)
Adoption of accounting standards update	—	—	—	9	—	1,414	1,423
Balances, March 31, 2018	14.0	548	54.3	1,702	1	1,332	3,583
Net income	—	6	—	82	—	204	292
Other comprehensive loss	—	—	—	—	(1)	(4)	(5)
Related party note receivable	—	—	—	—	—	2	2
Related party distributions	—	—	—	—	—	(41)	(41)
Changes in non-economic ownership interests	—	—	—	—	—	1	1
Differential membership interests activity	—	—	—	—	—	(6)	(6)
Distributions to unitholders(a)	—	(6)	—	(23)	—	—	(29)
Disposal of Canadian Holdings	—	—	—	—	2	105	107
Adoption of accounting standards update	—	—	—	(2)	—	2	—
Balances, June 30, 2018	14.0	$548	54.3	$1,759	$2	$1,595	$3,904
_____________________________

(a)	Distributions per common unit of $0.4200 and $0.4050 were paid during the three months ended June 30, 2018 and March 31, 2018, respectively.

(b)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2018 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, certain prior year amounts have been retrospectively adjusted to include the adoption of an accounting standards update related to leases. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions
In June 2019, an indirect subsidiary of NEP completed the acquisition from NEER (June 2019 acquisition) of the following:

•	100% of the membership interests in Ashtabula Wind II, LLC, a project company that owns a 120 MW wind generation facility located in North Dakota;

•	100% of the membership interests in Garden Wind, LLC, a project company that owns a 150 MW wind generation facility (Story County II) located in Iowa;

•
100% of the membership interests in White Oak Energy Holdings, LLC, which owns 100% of the membership interests of White Oak Energy LLC, which owns a 150 MW wind generation facility located in Illinois;

•
100% of the Class C membership interests in Rosmar Holdings, LLC (Rosmar), which represent a 49.99% noncontrolling ownership interest in two solar generation facilities, Marshall and Roswell, with a total combined generating capacity of approximately 132 MW located in Minnesota and New Mexico, respectively; and

•
49.99% of the membership interests, representing a controlling ownership interest, in Silver State South Solar, LLC (Silver State), which indirectly owns a 250 MW solar generation facility located in Nevada.

NEER retained ownership interests in Rosmar and Silver State and remains the managing member of Rosmar. Thus, NEP's interest in Rosmar is reflected within investments in equity method investees on the condensed consolidated balance sheets. NEER's remaining interest in Silver State is reflected within noncontrolling interests on the condensed consolidated balance sheets (see Note 10 - Noncontrolling Interests).

The purchase price included approximately $1,020 million in cash consideration, plus working capital of $12 million (subject to post-closing working capital and other adjustments). Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on June 11, 2019 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The valuation of the acquired net assets is subject to change as NEP obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and residual goodwill.

The following table summarizes the amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the June 2019 acquisition:

As of June 11, 2019
(millions)
Total consideration transferred	$1,032
Identifiable assets acquired and liabilities assumed
Cash	$4
Accounts receivable, other receivables and prepaid expenses	159
Property, plant and equipment - net	400
Intangible assets – PPAs(a)	1,080
Goodwill	14
Other non-current assets	133
Accounts payable, accrued expenses and other current liabilities	(132)
Other non-current liabilities	(154)
Noncontrolling interest	(472)
Total net identifiable assets, at fair value(b)	$1,032
______________________

(a)
Intangible assets - PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs. At June 30, 2019, amortization of the intangible assets - PPAs is expected to be approximately $38 million in 2019 and $69 million in each of the next four years.

(b)
Includes a right of use asset of approximately $20 million and operating lease liabilities of approximately $21 million primarily related to a land use agreement that conveys exclusive use of the land for one of the acquired projects, which were calculated based on a discount rate of 4.57% based on the incremental borrowing rate and a remaining lease term of approximately 26 years as of the date of acquisition. At June 30, 2019, NEP expects to make fixed lease payments of approximately $2 million annually over the next five years and $25 million thereafter.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The amounts of the revenues, operating income, net income and net income attributable to NEP related to the June 2019 acquisition included in NEP’s consolidated statements of income (loss) for the period from June 11, 2019 through June 30, 2019 were not material.

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, LLC (NEP Renewables), which indirectly owns ten wind and one solar generation facilities with a combined generating capacity of approximately 1,388 MW.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations, had the acquisition of NEP Renewables been completed on January 1, 2017, are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$258	$500
Pro forma operating income	$269	$367
Pro forma net income	$298	$269
Pro forma net income attributable to NEP	$88	$211

The unaudited pro forma consolidated results of operations include adjustments to:

•	reflect the historical results of NEP Renewables beginning on January 1, 2017;

•	reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - PPAs;

•	reflect allocations of income to noncontrolling interests related to the financing transaction to fund the acquisition; and

•	reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the consolidated operations.

2. Revenue

NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended June 30, 2019 is approximately $174 million and $50 million, for the six months ended June 30, 2019 is $300 million and $103 million, for the three months ended June 30, 2018 is $153 million and $56 million, and for the six months ended June 30, 2018 is $297 million and $110 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2020 to 2035. At June 30, 2019, NEP expects to record approximately $2.2 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2046, will vary

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

based on the volume of energy delivered. At June 30, 2019, NEP expects to record approximately $218 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Income Taxes

Income taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the U.S. projects under NEP OpCo. Prior to the sale of Canadian Holdings in June 2018, NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes and NEER's applicable ownership share of Canadian taxes.

The effective tax rate for the three and six months ended June 30, 2019 was approximately 7% and 6%, respectively, and was primarily affected by taxes attributable to the noncontrolling interests of approximately $21 million and $43 million, respectively. During the three and six months ended June 30, 2018, the effective tax rate was approximately (8)% and (1)%, respectively. During the three and six months ended June 30, 2018, the disposal of Canadian Holdings (see Note 10 - Disposal of Canadian Holdings) resulted in an overall tax benefit of approximately $47 million. The benefit resulted from the removal of the historical Canadian deferred tax liabilities of approximately $69 million offset by U.S. tax expense of $22 million related to the gain. During the six months ended June 30, 2018, NEP recorded an income tax charge of approximately $20 million related to the $231 million adjustment to differential membership interests as a result of the change in federal corporate income taxes due to the Tax Cuts and Jobs Act that became effective January 1, 2018 (see Note 10 - Noncontrolling Interests).

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

Interest Rate Contracts - NEP estimates the fair value of its derivatives using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates and credit profiles. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$53	$—	$53	$71	$—	$71
Restricted cash equivalents(a)	10	—	10	12	—	12
Interest rate contracts	—	5	5	—	24	24
Total assets	$63	$5	$68	$83	$24	$107
Liabilities:
Interest rate contracts	$—	$379	$379	$—	$116	$116
Total liabilities	$—	$379	$379	$—	$116	$116

____________________

(a)
At June 30, 2019 and December 31, 2018, approximately $9 million and $9 million, respectively, of restricted cash equivalents are included in other non-current assets on NEP's condensed consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,275	$4,287	$3,435	$3,301
____________________

(a)
At June 30, 2019 and December 31, 2018, approximately $3,853 million and $2,826 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). In general, the commencement and termination dates of the interest rate swap agreements and the related hedging relationship coincide with the corresponding dates of the underlying variable-rate debt instruments. At June 30, 2019 and December 31, 2018, the combined notional amounts of the interest rate contracts were approximately $9,040 million and $9,256 million, respectively.

During the six months ended June 30, 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because the related future transactions being hedged were no longer going to occur. At June 30, 2019, NEP's AOCI does not include any amounts related to discontinued cash flow hedges. Cash flows from the interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

Prior to the sale of Canadian Holdings in June 2018, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. During the three and six months ended June 30, 2018, NEP recorded approximately $11 million and $13 million, respectively, of gains related to the foreign currency contracts in other - net in the condensed consolidated statements of income (loss).

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2019 and December 31, 2018, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	June 30, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$5	$379	$2	$376

Net fair value by balance sheet line item:
Other current assets			$2
Other non-current assets			—
Other current liabilities				$5
Derivatives				371
Total derivatives			$2	$376

	December 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$24	$116	$13	$105

Net fair value by balance sheet line item:
Other current assets			$7
Other non-current assets			6
Other current liabilities				$1
Derivatives				104
Total derivatives			$13	$105

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Interest rate contracts:
Gains (losses) reclassified from AOCI to interest expense	$—	$(1)	$6	$(3)
Gains (losses) recognized in interest expense	$(160)	$33	$(278)	$(19)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2019 and December 31, 2018, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $339 million and $108 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2019, NEP owned an approximately 35.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 64.4% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at June 30, 2019, NEP OpCo consolidated 12 VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate 20 wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

related party, of the VIEs, totaled approximately $4,875 million and $115 million, respectively, at June 30, 2019 and $4,937 million and $132 million, respectively, at December 31, 2018.

At June 30, 2019, NEP OpCo also consolidated a VIE related to a Class B noncontrolling interest in NEP Renewables. This entity is considered a VIE because the holder of the Class B noncontrolling interest does not have substantive rights over the significant activities of the entity. The assets, primarily property, plant and equipment - net and liabilities, primarily long-term debt and asset retirement obligation, of the VIE totaled approximately $2,300 million and $92 million, respectively, at June 30, 2019 and $2,339 million and $89 million, respectively, at December 31, 2018. Substantially all of the indirect subsidiaries of NEP Renewables have sold differential membership interests and are also included in the disclosure of the VIEs related to differential membership interests.

At June 30, 2019, NEP OpCo also consolidated a VIE related to the June 2019 sale of a Class B noncontrolling interest in NEP Renewables II. This entity is considered a VIE because the holder of the Class B noncontrolling interest does not have substantive rights over the significant activities of the entity. The assets, primarily intangible assets - PPA and property, plant and equipment - net and liabilities, primarily other long-term liabilities and asset retirement obligation, of the VIE totaled approximately $2,242 million and $320 million, respectively, at June 30, 2019. NEP Renewables II includes two VIEs related to the Rosmar and Silver State entities. See Note 1 and Note 7 - Equity.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2019 and December 31, 2018, NEP's equity method investment related to the non-economic ownership interests is reflected as investments in non-economic ownership interests on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2019 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
May 2019 - June 2019	NEP OpCo senior secured revolving credit facility	Variable(a)	$450	(b)(c)	2024
June 2019	NEP OpCo senior unsecured notes	4.25%	$700	(c)	2024
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)
Approximately $214 million of the funds drawn on the revolving credit facility was used to repay in full the outstanding indebtedness of certain projects under their respective limited-recourse financing agreements. During the three and six months ended June 30, 2019, approximately $6 million of debt issuance costs were amortized related to the repayment of the project debt.

(c)	In July 2019, the $450 million outstanding balance under the revolving credit facility was repaid with proceeds from the issuance of the senior unsecured notes. See additional discussion below.

On May 3, 2019, NEP OpCo and its direct subsidiary (loan parties) entered into an amendment of their existing revolving credit facility. The amendments to the revolving credit facility include, among other things, the following:

•	an increase in the revolving credit facility size from $750 million to $1,250 million,
•an extension of the maturity from October 2022 to February 2024, and
•a reduction, at certain levels, of the applicable margin payable over the applicable interest rate.

On June 27, 2019, NEP OpCo issued $700 million in aggregate principal amount of 4.25% senior unsecured notes due July 2024 (the notes). The notes are unsecured obligations of NEP OpCo and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP and a subsidiary of NEP OpCo. At any time prior to April 15, 2024, NEP OpCo may redeem some or all of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a make-whole premium and accrued and unpaid interest. On or after April 15, 2024, NEP OpCo may redeem some or all of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

See Note 11 - PG&E Bankruptcy for a discussion of the purchase of Genesis HoldCo notes in June 2019 and July 2019.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2019, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings except as discussed in Note 11 - PG&E Bankruptcy.

Equity - On July 23, 2019, the board of directors of NEP authorized a distribution of $0.5025 per common unit payable on August 14, 2019 to its common unitholders of record on August 6, 2019.

On July 19, 2019, NEP converted approximately 4.67 million Series A convertible preferred units into NEP common units on a one-for-one basis.

On June 11, 2019, NEP issued and sold 100% of the noncontrolling Class B membership interest in NEP Renewables II, LLC (NEP Renewables II) for approximately $900 million, under a membership interest purchase agreement dated as of March 4, 2019 between NEP, two of its indirect subsidiaries, NEP Renewables Holdings II, LLC (NEP Renewables Holdings II) and NEP Renewables II, and a third-party investor (NEP Renewables II investor). NEP Renewables Holdings II retained 100% of the Class A membership interest in NEP Renewables II, which includes the ownership interests acquired in the June 2019 acquisition described in Note 1 as well as 100% of the membership interests in entities that own: (1) Perrin Ranch Wind Energy Center, an approximately 99 MW wind generation facility located in Arizona; (2) Tuscola Bay Wind Energy Center, a 120 MW wind generation facility located in Michigan; (3) Ashtabula Wind III Energy Center, an approximately 62 MW wind generation facility located in North Dakota; and (4) Stateline Wind Energy Center, a 300 MW wind generation facility located in Oregon and Washington.

NEP Renewables Holdings II retained a controlling interest in NEP Renewables II and therefore NEP presents the Class B interest as noncontrolling interests (see Note 10 - Noncontrolling Interests). Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity in NEP’s consolidated balance sheet. NEP has determined the allocation of economics between NEP Renewables Holdings II and the NEP Renewables II investor should not follow the ownership percentages for NEP Renewables II but rather the HLBV method based on the governing provisions in the related limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would receive at each balance sheet date under the liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entity and the owners.

Under the amended and restated limited liability company agreement for NEP Renewables II (the LLC agreement), NEP, through its indirect ownership of NEP Renewables Holdings II, will receive approximately 95% of NEP Renewables II’s cash distributions for the first six years after closing, and the NEP Renewables II investor will receive 5%. From the third and one-half to the sixth anniversary of the closing, NEP has the option (the buyout right), subject to certain limitations and extensions, to periodically purchase the NEP Renewables II investor’s Class B membership interest in NEP Renewables II at a buyout price that implies a fixed pre-tax annual return of approximately 8.3% to the NEP Renewables II investor (inclusive of all prior distributions). If exercised, NEP has the right to pay at least 70% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units, with the balance paid in cash, subject to limitations as described in the LLC agreement. After June 11, 2025, if NEP has not exercised its entire buyout right, or after December 11, 2023, if certain minimum buyouts have not occurred, the NEP Renewables II investor’s allocation of distributable cash flow from the portfolio for the portion of the Class B membership interest that the NEP Renewables II investor still owns would increase to 99%. The NEP Renewables II investor has certain rights, beginning January 1, 2025, to require NEP, under certain circumstances, to initiate underwritten offerings for the units that may be issuable if NEP exercises the buyout right.

Following any exercise of the buyout right, the NEP non-voting common units will have, among other terms, the right to receive pro rata quarterly cash distributions and the right to convert, subject to certain limitations, the NEP non-voting common units into NEP common units on a one-for-one basis.

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

The reconciliation of NEP's basic and diluted earnings per unit is as follows:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(millions, except per unit amounts)
Numerator:
Net income attributable to NEP – basic	$82	$157
Adjustments for convertible notes and preferred units	23	41
Net income attributable to NEP – assuming dilution	$105	$198
Denominator:
Weighted-average number of common units outstanding – basic	54.3	54.3
Convertible notes and preferred units	19.7	19.7
Weighted-average number of common units outstanding – assuming dilution	74.0	74.0
Earnings per unit attributable to NEP:
Basic	$1.51	$2.88
Assuming dilution	$1.42	$2.67

The weighted-average number of common units issuable pursuant to the convertible notes and preferred units that were not included in the calculation of diluted earnings per unit due to their antidilutive effect totaled approximately 19.7 million for both the three and six months ended June 30, 2019.

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)

Balances, December 31, 2018	$6	$(24)	$(18)
Amounts reclassified from AOCI to interest expense	(6)	—	(6)
Other comprehensive income related to equity method investees	—	1	1
Net other comprehensive income (loss)	(6)	1	(5)
Balances, March 31, 2019	—	(23)	(23)
Net other comprehensive income (loss)	—	—	—
Balances, June 30, 2019	$—	$(23)	$(23)
AOCI attributable to noncontrolling interest	$—	$(15)	$(15)
AOCI attributable to NEP	$—	$(8)	$(8)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)

Balances, December 31, 2017	$1	$(98)	$(30)	$(127)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized losses on foreign currency translation	—	(4)	—	(4)
Other comprehensive income related to equity method investee	—	—	4	4
Net other comprehensive income (loss)	1	(4)	4	1
Balances, March 31, 2018	2	(102)	(26)	(126)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized losses on foreign currency translation	—	(2)	—	(2)
Other comprehensive income related to equity method investee	—	—	(4)	(4)
Net other comprehensive income (loss)	1	(2)	(4)	(5)
Impact of disposal of Canadian Holdings	$3	$104	$—	$107
Balances, June 30, 2018	$6	$—	$(30)	$(24)
AOCI attributable to noncontrolling interest	$6	$—	$(32)	$(26)
AOCI attributable to NEP	$—	$—	$2	$2

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and six months ended June 30, 2019 include approximately $23 million and $44 million, respectively, and for the three and six months ended June 30, 2018 include $19 million and $37 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2019 include approximately $1 million and $3 million, respectively, and for the three and six months ended June 30, 2018 include $1 million and $2 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At June 30, 2019 and December 31, 2018, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $737 million and $66 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At June 30, 2019, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $694 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At June 30, 2019, NEER guaranteed a total of approximately $69 million related to these obligations.

Due to Related Party - Non-current amounts due to related party on the condensed consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on the condensed consolidated balance sheets. During the six months ended June 30, 2019, a subsidiary of NEECH provided, pursuant to a debt service reserve guarantee (see discussion above), approximately $20 million to fund the debt payment of Genesis HoldCo which is reflected as non-current due to related party at June 30, 2019.

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three and six months ended June 30, 2019, NEP recognized approximately $2 million and $3 million, respectively, and during the three and six months ended June 30, 2018 NEP recognized less than $1 million and approximately $1 million, respectively, in revenues related to the transportation and fuel management agreements.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - Current restricted cash on NEP's condensed consolidated balance sheets and approximately $11 million and $11 million of other non-current assets on NEP's condensed consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively, are held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments of approximately $1 million. In addition, the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. NEP recognized a gain of approximately $153 million ($201 million after tax) which is reflected as gain on disposal of Canadian Holdings in NEP's condensed consolidated statements of income. Income before income taxes associated with Canadian Holdings was approximately $19 million and $47 million for the three and six months ended June 30, 2018, respectively.

Noncontrolling Interests - At June 30, 2019, NEE's approximately 64.4% noncontrolling limited partner interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, NEER's approximately 50% noncontrolling ownership interest in Silver State, the interests related to differential membership interests and the Class B noncontrolling ownership interests (the Class B noncontrolling interests in NEP Renewables sold in 2018 and NEP Renewables II sold in 2019) are reflected as noncontrolling interests on the condensed consolidated balance sheets. Details of the activity in noncontrolling interests are below:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Class B Noncontrolling Ownership Interests		Differential Membership Interests		Noncontrolling Ownership Interests in NEP OpCo, Silver State and Texas pipeline		Total Noncontrolling Interests
Six months ended June 30, 2019	(millions)
Balances, December 31, 2018	$751		$2,019		$422		$3,192
Net income (loss) attributable to NCI	12	(a)	(60)	(b)	(57)		(105)
Other comprehensive loss	—		—		(3)		(3)
Related party contributions	—		—		1		1
Related party distributions	—		—		(51)		(51)
Changes in non-economic ownership interests	—		—		(6)		(6)
Differential membership interests contributions, net of distributions	—		24		—		24
Payments to Class B noncontrolling interest investors	(5)		—		—		(5)
Other	—		—		1		1
Balances, March 31, 2019	758		1,983		307	—	3,048
Sale of Class B noncontrolling interest - net	893		—		—		893
Acquisition of subsidiaries with noncontrolling ownership interest	—		—		472		472
Related party note receivable	—		—		1		1
Net income (loss) attributable to NCI	25	(a)	(63)	(b)	(64)		(102)
Related party contributions	—		—		11		11
Related party distributions	—		—		(56)		(56)
Differential membership interests contributions, net of distributions	—		(8)		—		(8)
Payments to Class B noncontrolling interest investors	(3)		—		—		(3)
Balances, June 30, 2019	$1,673		$1,912		$671	—	$4,256
____________________

(a)
For the three months ended March 31, 2019 and June 30, 2019, approximately $8 million and $16 million, respectively, of the income attributable to the Class B noncontrolling interest investors relates to NEE's noncontrolling interest and $4 million and $9 million, respectively, is reflected as net income attributable to NEP.

(b)
Represents the benefits associated with differential membership interests recognized as third-party investors received their portion of the economic attributes of the related facilities. For the three months ended March 31, 2019 and June 30, 2019, approximately $39 million and $41 million, respectively, of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $21 million and $22 million, respectively, is reflected as net income attributable to NEP.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests		Noncontrolling Ownership Interests in NEP OpCo and Texas pipeline		Total Noncontrolling Interests
Six months ended June 30, 2018	(millions)
Balances, December 31, 2017	$—	$—		$34		$34
Related party note receivable	—	—		29		29
Net income (loss) attributable to NCI	—	(269)	(a)	170		(99)
Other comprehensive income	—	—		1		1
Related party distributions	—	—		(64)		(64)
Changes in non-economic ownership interests	—	—		(6)		(6)
Differential membership interests contributions, net of distributions	—	23		—		23
Adoption of accounting standards update	—	1,413		1		1,414
Balances, March 31, 2018	—	1,167		165	—	1,332
Related party note receivable	—	—		2		2
Net income (loss) attributable to NCI	—	(39)	(a)	243		204
Other comprehensive income	—	—		(4)		(4)
Related party distributions	—	—		(41)		(41)
Changes in non-economic ownership interests	—	—		1		1
Differential membership investment contributions, net of distributions	—	(6)		—		(6)
Disposal of Canadian Holdings	—	—		105		105
Adoption of accounting standards update	—	—		2		2
Balances, June 30, 2018	$—	$1,122		$473	—	$1,595
____________________

(a)
Represents the benefits associated with differential membership interests recognized as third-party investors received their portion of the economic attributes of the related facilities. For the three months ended March 31, 2018 and June 30, 2018, approximately $175 million and $26 million, respectively, of the loss attributable to differential membership interests benefits NEE's noncontrolling interest and $94 million and $13 million, respectively, is reflected as net income attributable to NEP. For the three months ended March 31, 2018, includes approximately $231 million (after-tax $211 million) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

11. Commitments and Contingencies

Letter of Credit Facilities - Two of NEP’s projects have letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $65 million in the aggregate. These LOC facilities have maturity dates of June 2022 and July 2022. At June 30, 2019, approximately $51 million of LOCs was outstanding primarily related to debt service reserves and as security for certain of the projects' agreements, including a PPA.

PG&E Bankruptcy - During the six months ended June 30, 2019, approximately $11 million of net income attributable to NEP relates to PPAs that the Genesis, Desert Sunlight and Shafter solar projects have with PG&E. On January 29, 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Genesis and Shafter solar projects are financed with various forms of indebtedness. PG&E’s Chapter 11 filing, or related events, have caused events of default under the financings for the Genesis and Shafter projects, blocking the distribution of cash generated by those projects.

In April 2019, a waiver of the PG&E-related event of default was obtained related to the Shafter solar project indebtedness which, subject to certain conditions, waived the lenders’ ability to accelerate the repayment of borrowings thereunder and therefore the debt outstanding related to Shafter was reclassified to long-term debt. At June 30, 2019, the debt outstanding under the Genesis and Shafter financings totaled approximately $612 million, of which $586 million related to Genesis with scheduled final maturity dates in 2038 was classified as current debt on the condensed consolidated balance sheets.

Lenders under the Genesis financings could accelerate the repayment of borrowings thereunder or foreclose upon the projects’ equity or assets as a result of events of defaults caused by PG&E’s bankruptcy, which could have a material adverse impact on NEP. In addition, PG&E could seek to reject some or all of the PPAs. PG&E’s bankruptcy petition stated that PG&E has not yet made any decisions regarding whether to assume or reject any PPAs in its Chapter 11 case.

In June 2019, an indirect wholly owned subsidiary of NEP (the offeror) commenced a cash tender offer to purchase the approximately

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

$240 million of outstanding principal of Genesis HoldCo 5.600% senior secured notes due 2038 (Genesis HoldCo notes). Genesis HoldCo is the indirect owner of the Genesis solar project. The offeror accepted for purchase approximately $115 million in aggregate principal of the Genesis HoldCo notes at a purchase price of $950 per $1,000 principal amount, which was settled in July 2019. In addition, the offeror purchased approximately $56 million from one holder in June 2019 under the same pricing terms as the tender offer.

Based on the estimated future cash flows related to the Genesis, Shafter and Desert Sunlight solar projects, no impairment adjustment was recorded at June 30, 2019. NEP will continue to monitor its investments in these projects. At June 30, 2019, cumulative cash distributions of approximately $45 million from these projects were not distributed as a result of the events of default under the financings that arose due to PG&E’s bankruptcy filing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At June 30, 2019, NEP owned a controlling, non-economic general partner interest and an approximately 35.6% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

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

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, which indirectly owns ten wind and one solar generation facilities with a combined generating capacity of approximately 1,388 MW. In June 2019, an indirect subsidiary of NEP completed the acquisition from NEER of indirect membership interests in three wind and three solar generation facilities with a combined net generating capacity of approximately 611 MW. See Note 1.

In January 2019, PG&E, a significant customer of NEP, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 11 - PG&E Bankruptcy.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018(a)
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$170	$169	$294	$325
Texas pipelines service revenues	49	56	103	112
Total operating revenues	219	225	397	437
OPERATING EXPENSES (INCOME)
Operations and maintenance	82	63	157	125
Depreciation and amortization	63	49	124	102
Gain on disposal of Canadian Holdings	—	(153)	—	(153)
Taxes other than income taxes and other	7	5	13	11
Total operating expenses (income) - net	152	(36)	294	85
OPERATING INCOME	67	261	103	352
OTHER INCOME (DEDUCTIONS)
Interest expense	(207)	(21)	(362)	(124)
Equity in earnings of equity method investees	9	13	8	16
Equity in earnings (losses) of non-economic ownership interests	(4)	7	(11)	13
Other - net	1	11	2	13
Total other income (deductions) - net	(201)	10	(363)	(82)
INCOME (LOSS) BEFORE INCOME TAXES	(134)	271	(260)	270
INCOME TAX BENEFIT	(10)	(21)	(16)	(2)
NET INCOME (LOSS)	(124)	292	(244)	272
Net income attributable to preferred distributions	(6)	(6)	(12)	(12)
Net loss (income) attributable to noncontrolling interests	102	(204)	207	(103)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(28)	$82	$(49)	$157
_________________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements, partly offset by the amortization of intangible assets - PPAs. Renewable energy sales increased approximately $1 million during the three months ended June 30, 2019. The increase in renewable energy sales reflects an increase of approximately $39 million related to the projects acquired in December 2018 and June 2019, offset by decreased revenues of $32 million due to the sale of Canadian Holdings at the end of the second quarter of 2018 and $6 million primarily due to lower wind resource. Texas pipelines service revenues decreased approximately $7 million primarily due to the absence of certain deferred revenues recognized in 2018 related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 9. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expenses increased approximately $19 million during the three months ended June 30, 2019 primarily due to increases of $13 million related to the projects acquired in December 2018 and June 2019 and $7 million in higher other corporate expenses including higher IDR fees related to growth in NEP's distributions to its common unitholders, partly offset by a decrease of $3 million due to the sale of Canadian Holdings at the end of the second quarter of 2018.

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

Depreciation and amortization expense increased approximately $14 million during the three months ended June 30, 2019 primarily as a result of depreciation related to the projects acquired in December 2018 and June 2019.

Gain on Disposal of Canadian Holdings
During the three months ended June 30, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $153 million. See Note 10 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest on debt and mark-to-market gains and losses on interest rate contracts. Interest expense increased approximately $186 million during the three months ended June 30, 2019 primarily due to unfavorable mark-to-market activity of $187 million and $6 million of interest expense related to debt issuance costs associated with the repayment of certain outstanding debt (see Note 7 - Debt), partly offset by a decrease in interest costs as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased by approximately $4 million during the three months ended June 30, 2019 due to lower earnings at the related projects.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
Equity in earnings (losses) of non-economic ownership interests decreased by approximately $11 million during the three months ended June 30, 2019 due to lower earnings at the related projects.

Other - net
The decrease in other - net for the three months ended June 30, 2019 primarily reflects the absence of the 2018 gains related to foreign currency exchange contracts. See Note 5.

Income Taxes

NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the U.S. projects under NEP OpCo. Prior to the sale of Canadian Holdings in June 2018, NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes and NEER's applicable ownership share of Canadian taxes.

For the three months ended June 30, 2019, NEP recorded income tax benefit of approximately $10 million on loss before income taxes of $134 million, resulting in an effective tax rate of 7%. The tax benefit is comprised primarily of income tax benefits of approximately $28 million at the statutory rate of 21% and $3 million of state income taxes, partly offset by $21 million of income tax attributable to noncontrolling interests.

For the three months ended June 30, 2018, NEP recorded income tax benefit of approximately $21 million on income before income taxes of $271 million, resulting in an effective tax rate of (8)%. The tax benefit is comprised primarily of income tax expenses of approximately $57 million at the statutory rate of 21%, offset by income tax benefits of $69 million related to the removal of the historical Canadian deferred tax liabilities (see Note 3) and $15 million of income tax benefits attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended June 30, 2019 and 2018, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the loss allocated to differential membership interest investors. Additionally, for the three months ended June 30, 2019, net loss attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interests in NEP Renewables sold in 2018 and NEP Renewables II sold in June 2019 as well as the approximately 50% noncontrolling interest in Silver State. See Note 10 - Noncontrolling Interests.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Revenues

Renewable energy sales decreased approximately $31 million during the six months ended June 30, 2019. Revenues decreased approximately $78 million due to the sale of Canadian Holdings at the end of the second quarter of 2018 and $18 million primarily due to lower wind resource. These decreases were partly offset by an increase in revenues of approximately $65 million related to the projects acquired in December 2018 and June 2019. Texas pipelines service revenues decreased approximately $9 million primarily due to the absence of certain deferred revenues recognized in 2018 related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $32 million during the six months ended June 30, 2019 primarily due to increases of $23 million related to the projects acquired in December 2018 and June 2019 and $10 million in higher other corporate expenses including higher IDR fees related to growth in NEP's distributions to its common unitholders, partly offset by a decrease of $7 million due to the sale of Canadian Holdings at the end of the second quarter of 2018.

Depreciation and Amortization
Depreciation and amortization expense increased approximately $22 million during the six months ended June 30, 2019 primarily as a result of $27 million of depreciation related to the projects acquired in December 2018 and June 2019, partly offset by a decrease of $5 million related to the sale of Canadian Holdings at the end of the second quarter of 2018.

Gain on Disposal of Canadian Holdings
During the six months ended June 30, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $153 million. See Note 10 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $238 million during the six months ended June 30, 2019 primarily due to $254 million of unfavorable mark-to-market activity and interest expense of $6 million related to debt issuance costs associated with the repayment of certain outstanding debt (see Note 7 - Debt), partly offset by a decrease in interest costs as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased by approximately $8 million during the six months ended June 30, 2019 due to lower earnings at the related projects.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
Equity in earnings (losses) of non-economic ownership interests decreased by approximately $24 million during the six months ended June 30, 2019 due to lower earnings at the related projects.

Other - net
The decrease in other - net for the six months ended June 30, 2019 primarily reflects the absence of the 2018 gains related to foreign currency exchange contracts. See Note 5.

Income Taxes

For the six months ended June 30, 2019, NEP recorded income tax benefit of approximately $16 million on loss before income taxes of $260 million, resulting in an effective tax rate of 6%. The tax benefit is comprised primarily of income tax benefits of approximately $55 million at the statutory rate of 21% and $4 million of state income taxes, partly offset by $43 million of income tax attributable to noncontrolling interests.

For the six months ended June 30, 2018, NEP recorded income tax benefit of approximately $2 million on income before income taxes of $270 million, resulting in an effective tax rate of (1)%. The tax benefit is comprised primarily of income tax expenses of approximately $57 million at the statutory rate of 21% and $20 million related to the adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 3), offset by income tax benefits of $69 million related to the removal of the historical Canadian deferred tax liabilities (see Note 3) and $17 million of income tax benefits attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the six months ended June 30, 2019 and 2018, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the loss allocated to differential membership interest investors. Additionally, for the six months ended June 30, 2019, net loss attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interests in NEP Renewables sold in 2018 and NEP Renewables II sold in June 2019 as well as the approximately 50% noncontrolling interest in Silver State. See Note 10 - Noncontrolling Interests.

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

These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs, although its ability to make future acquisitions, expand or repower existing projects and increase its distributions to common unitholders will depend on its ability to access the capital markets on acceptable terms.

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

Liquidity Position

At June 30, 2019 and December 31, 2018, NEP's liquidity position was approximately $1,864 million and $1,127 million, respectively. The table below provides the components of NEP’s liquidity position:

	June 30, 2019	December 31, 2018
	(millions)
Cash and cash equivalents	$163	$147
Amounts due under the CSCS agreement	737	66
Revolving credit facilities	1,400	900
Less borrowings	(450)	—
Letter of credit facilities	65	82
Less letters of credit	(51)	(68)
Total(a)	$1,864	$1,127
____________________

(a)	Excludes current restricted cash of approximately $4 million and $8 million at June 30, 2019 and December 31, 2018, respectively. See Note 10 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

In May 2019, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility to increase the revolving credit facility size to $1,250 million and extend the maturity date to February 2024. During the three months ended June 30, 2019, $450 million was drawn under the revolving credit facility, which was repaid in July 2019. See Note 7 - Debt.

Project Financings

Certain projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments. In addition, under the project financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. At June 30, 2019, NEP's subsidiaries were in compliance with all financial debt covenants under their financings except for events of default occurring in January 2019 under the financing agreements related to the Genesis and Shafter solar projects. See Note 11 - PG&E Bankruptcy.

Senior Notes

In June 2019, NEP OpCo issued $700 million in aggregate principal amount of 4.25% senior unsecured notes due July 2024. See Note 7 - Debt.

Equity

Approximately $64 million of common units remain available to be issued under NEP's at-the-market equity issuance program at June 30, 2019.

In June 2019, NEP sold 100% of the Class B noncontrolling interest in NEP Renewables II for approximately $900 million. See Note 7 - Equity.

Contractual Obligations

NEP's contractual obligations at June 30, 2019 were as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Debt, including interest(a)	$546	$724	$245	$761	$177	$2,884	$5,337
Other contractual obligations(b)	7	4	13	13	13	141	191
Asset retirement activities(c)	—	—	—	—	—	568	568
MSA and credit support(d)	4	8	8	8	8	82	118
Total	$557	$736	$266	$782	$198	$3,675	$6,214
____________________

(a)
Includes principal, interest, fees on credit facilities and interest rate swaps. Variable rate interest was computed using June 30, 2019 rates. Such amounts reflect scheduled payments under the financing agreements for debt in default as the lenders have not issued any acceleration notices. See Note 11 - PG&E Bankruptcy. The July 2019 repayment of the $450 million drawn on the revolving credit facility is reflected in the remainder of 2019 column. See Note 7 - Debt.

(b)	Primarily reflects lease payment obligations and payments related to the acquisition of certain development rights.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 9.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2019 and 2018, NEP had capital expenditures of approximately $6 million and $7 million, respectively, excluding the purchase prices of acquired projects. NEP does not expect any significant capital expenditures for the remainder of 2019 through 2023 other than costs that may occur as acquisition, repowering or expansion opportunities arise. Subject to regulatory approvals, NEP expects to have capital expenditures totaling approximately $128 million related to a potential expansion investment at one of the Texas pipelines expected to be in-service during the fourth quarter of 2020. In addition, NEP expects to have capital expenditures totaling approximately $200 million related to potential repowering investments at two wind generation facilities expected to be completed in 2020.

Cash Distributions to Unitholders

During the six months ended June 30, 2019, NEP distributed approximately $53 million to its common unitholders. On July 23, 2019, the board of directors of NEP authorized a distribution of $0.5025 per common unit payable on August 14, 2019 to its common unitholders of record on August 6, 2019. During the six months ended June 30, 2019, NEP distributed approximately $12 million to its preferred unitholders and, at June 30, 2019, NEP accrued $6 million in preferred distributions to be paid in August 2019.

Cash Flows

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table reflects the changes in cash flows for the comparative periods:

	2019	2018	Change
	(millions)
Six Months Ended June 30,
Net cash provided by operating activities	$130	$183	$(53)
Net cash provided by (used in) investing activities	$(1,701)	$460	$(2,161)
Net cash provided by (used in) financing activities	$1,583	$(151)	$1,734

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the sale of Canadian Holdings, lower wind resource, the absence of distributions from the equity method investment in Desert Sunlight and higher corporate operating expenses, including higher IDR fees. The decreases were partly offset by cash flows from the projects acquired in December 2018 and June 2019.

Net Cash Provided by (Used in) Investing Activities

	2019	2018
	(millions)
Six Months Ended June 30,
Acquisition of membership interests in subsidiaries - net	$(1,028)	$—
Capital expenditures	(6)	(7)
Proceeds from the sale of Canadian Holdings - net	—	517
Payments from (to) related parties under CSCS agreement - net	(671)	(50)
Other	4	—
Net cash provided by (used in) investing activities	$(1,701)	$460

The change in net cash provided by (used in) investing activities was primarily driven by the June 2019 acquisition (see Note 1) and higher cash sweeps under the CSCS agreement due to higher cash balances related to financing activity in June of 2019 (see Note 7 - Debt) as well as the absence of the proceeds from the 2018 sale of Canadian Holdings (see Note 10 - Disposal of Canadian Holdings).

Net Cash Used in Financing Activities

	2019	2018
	(millions)
Six Months Ended June 30,
Proceeds from issuance of common units - net	$3	$—
Issuances (retirements) of long-term debt	840	(55)
Partner contributions	2	31
Partner distributions	(158)	(134)
Change in amounts due to related parties	19	(1)
Proceeds related to differential membership interests - net	15	17
Proceeds related to Class B noncontrolling interests - net	885	—
Other	(23)	(9)
Net cash provided by (used in) financing activities	$1,583	$(151)

The change in net cash provided by (used in) financing activities primarily reflects net proceeds related to the Class B noncontrolling interests (see Note 10 - Noncontrolling Interests) and net issuances of long-term debt (see Note 7 - Debt) primarily to fund the acquisition in June 2019.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2019, approximately 12% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At June 30, 2019, the estimated fair value of NEP's long-term debt was approximately $4.3 billion and the carrying value of the long-term debt was $4.3 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $78 million at June 30, 2019.

At June 30, 2019, NEP had interest rate contracts with a notional amount of approximately $9.0 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at June 30, 2019 would increase by approximately $269 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2019.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2018 Form 10-K and the March 2019 Form 10-Q. The factors discussed in Part I, Item 1A. Risk Factors in the 2018 Form 10-K and Part II, Item 1A. Risk Factors in the March 2019 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects should be carefully considered. The risks described in the 2018 Form 10-K and the March 2019 Form 10-Q are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, results of operations, cash available for distribution and prospects.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Fourth Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of June 10, 2019 (filed as Exhibit 3.1 to Form 8-K dated June 10, 2019, File No. 1-36518)
4.1*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated June 27, 2019, creating the 4.25% Senior Notes due July 2024 (filed as Exhibit 4.4 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.2*
First Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee, entered into as of June 27, 2019 (filed as Exhibit 4.5 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.3*
First Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of June 27, 2019 (filed as Exhibit 4.6 to Form 8-K dated June 27, 2019, File No. 1-36518)

10.1*
Letter Amendment Agreement and Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of May 3, 2019 (filed as Exhibit 10.1 to Form 8-K dated May 3, 2019, File No. 1-36518)

10.2*	Amended and Restated Limited Liability Company Agreement of NEP Renewables II, LLC, dated as of June 11, 2019 (filed as Exhibit 10.1 to Form 8-K dated June 10, 2019, File No. 1-36518)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document - XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
___________________________
* Incorporated herein by reference

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

Date:  July 24, 2019

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)