Form 10-Q
period 2019-09-30
NextEra Energy Partners, LP
filed 2019-10-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at September 30, 2019:  60,823,764

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2018 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2018
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CSCS agreement	amended and restated cash sweep and credit support agreement
FIT	Feed-in-Tariff
Genesis HoldCo	Genesis Solar Funding, LLC
HLBV	hypothetical liquidation at book value
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
March 2019 Form 10-Q	NEP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a FIT or Renewable Energy Standard Offer Program
preferred units	Series A convertible preferred units representing limited partner interests in NEP
SEC	U.S. Securities and Exchange Commission
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC (the Texas pipeline business)
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
U.S. Project Entities	project entities located within the U.S.
VIE	variable interest entity

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018(a)
OPERATING REVENUES
Renewable energy sales	$201	$124	$494	$449
Texas pipelines service revenues	52	54	155	166
Total operating revenues(b)	253	178	649	615
OPERATING EXPENSES
Operations and maintenance(c)	90	65	247	190
Depreciation and amortization	68	49	192	152
Gain on disposal of Canadian Holdings	—	—	—	(153)
Taxes other than income taxes and other	7	5	20	15
Total operating expenses - net	165	119	459	204
OPERATING INCOME	88	59	190	411
OTHER INCOME (DEDUCTIONS)
Interest expense	(372)	31	(735)	(93)
Equity in earnings of equity method investees	21	23	29	39
Equity in earnings (losses) of non-economic ownership interests	1	11	(10)	25
Other - net	1	1	3	14
Total other income (deductions) - net	(349)	66	(713)	(15)
INCOME (LOSS) BEFORE INCOME TAXES	(261)	125	(523)	396
INCOME TAX EXPENSE (BENEFIT)	(18)	15	(35)	13
NET INCOME (LOSS)	(243)	110	(488)	383
Net income attributable to preferred distributions	(2)	(6)	(14)	(18)
Net loss (income) attributable to noncontrolling interests	173	(71)	380	(176)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(72)	$33	$(122)	$189

Weighted average number of common units outstanding - basic	59.9	54.9	57.4	54.5
Weighted average number of common units outstanding - assuming dilution	75.8	74.6	75.8	74.2
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic	$(1.21)	$0.60	$(2.12)	$3.47
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$(1.21)	$0.58	$(2.12)	$3.25
____________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

(b)
Includes related party revenues of $2 million and less than $1 million for the three months ended September 30, 2019 and 2018, respectively, and $5 million and $3 million for the nine months ended September 30, 2019 and 2018, respectively.

(c)
Includes O&M expenses related to renewable energy projects of $50 million and $31 million for the three months ended September 30, 2019 and 2018, respectively, and $135 million and $92 million for the nine months ended September 30, 2019 and 2018, respectively. Includes O&M expenses related to the Texas pipelines of $12 million and $11 million for the three months ended September 30, 2019 and 2018, respectively, and $33 million and $33 million for the nine months ended September 30, 2019 and 2018, respectively. Total O&M expenses presented include related party amounts of $28 million and $18 million for the three months ended September 30, 2019 and 2018, respectively, and $76 million and $66 million for the nine months ended September 30, 2019 and 2018, respectively.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018(a)
NET INCOME (LOSS)	$(243)	$110	$(488)	$383
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification from AOCI to net income (net of $0, $1 tax expense, $0 tax benefit and $2 tax expense, respectively)	—	(1)	(6)	1
Net unrealized losses on foreign currency translation (net of $0, $0, $0 and $1 tax benefit, respectively)	—	—	—	(6)
Other comprehensive income related to equity method investees (net of $0 tax expense, $2 tax benefit, $0 tax expense and $2 tax benefit, respectively)	—	9	1	9
Total other comprehensive income (loss), net of tax	—	8	(5)	4
Impact of disposal of Canadian Holdings (net of $0, $0, $0 and $3 tax expense, respectively)	—	—	—	107
COMPREHENSIVE INCOME (LOSS)	(243)	118	(493)	494
Comprehensive income attributable to preferred distributions	(2)	(6)	(14)	(18)
Comprehensive loss (income) attributable to noncontrolling interests	173	(86)	384	(293)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(72)	$26	$(123)	$183
____________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$195	$147
Accounts receivable	102	63
Other receivables	169	17
Due from related parties	527	68
Other current assets	39	45
Total current assets	1,032	340
Non-current assets:
Property, plant and equipment - net	6,982	6,770
Intangible assets – PPAs - net	1,681	617
Intangible assets – customer relationships - net	631	644
Goodwill	609	584
Investments in equity method investees	350	214
Deferred income taxes	160	108
Other non-current assets	150	128
Total non-current assets	10,563	9,065
TOTAL ASSETS	$11,595	$9,405
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$113	$10
Due to related parties	58	45
Current portion of long-term debt	379	707
Accrued interest	19	31
Accrued property taxes	18	19
Other current liabilities	58	47
Total current liabilities	645	859
Non-current liabilities:
Long-term debt	3,719	2,728
Asset retirement obligation	138	95
Derivatives	679	104
Non-current due to related party	68	34
Other non-current liabilities	170	47
Total non-current liabilities	4,774	3,008
TOTAL LIABILITIES	5,419	3,867
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (9.3 and 14.0 units issued and outstanding, respectively)	365	548
Common units (60.8 and 56.1 units issued and outstanding, respectively)	1,803	1,804
Accumulated other comprehensive loss	(8)	(6)
Noncontrolling interests	4,016	3,192
TOTAL EQUITY	6,176	5,538
TOTAL LIABILITIES AND EQUITY	$11,595	$9,405

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(488)	$383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192	152
Intangible amortization - PPA	46	—
Change in value of derivative contracts	589	(51)
Deferred income taxes	(35)	23
Equity in earnings of equity method investees, net of distributions received	(27)	(11)
Equity in losses (earnings) of non-economic ownership interests	10	(25)
Gain on disposal of Canadian Holdings	—	(153)
Other - net	28	(3)
Changes in operating assets and liabilities:
Other current assets	(34)	(5)
Other non-current assets	(2)	3
Other current liabilities	(25)	(48)
Other non-current liabilities	(2)	4
Net cash provided by operating activities	252	269
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries - net	(1,028)	—
Capital expenditures	(39)	(10)
Proceeds from the sale of Canadian Holdings - net	—	517
Payments to related parties under CSCS agreement - net	(459)	(720)
Other	7	—
Net cash used in investing activities	(1,519)	(213)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	3	81
Issuances of long-term debt	1,650	—
Retirements of long-term debt	(1,001)	(74)
Debt issuance costs	(18)	—
Partner contributions	2	32
Partner distributions	(259)	(205)
Preferred unit distributions	(17)	(15)
Proceeds from differential membership investors	66	56
Payments to differential membership investors	(22)	(16)
Payments to Class B noncontrolling interests investors	(15)	—
Proceeds on sale of Class B noncontrolling interest - net	893	—
Change in amounts due to related parties	29	(1)
Net cash provided by (used in) financing activities	1,311	(142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	44	(88)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	166	198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$210	$110
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partner noncash distributions	$3	$17
Partner noncash contributions	$11	$—
Change in noncash investments in equity method investees - net	$12	$1
Accrued but not paid for capital and other expenditures	$4	$1
Accrued preferred distributions	$4	$6
_________________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balances, December 31, 2018	14.0	$548	56.1	$1,804	$(6)	$3,192	$5,538
Issuance of common units - net	—	—	0.1	1	—	—	1
Net income (loss)	—	6	—	(22)	—	(105)	(121)
Other comprehensive loss	—	—	—	—	(2)	(3)	(5)
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(51)	(51)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Other differential membership interests activity	—	—	—	—	—	24	24
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(5)	(5)
Distributions to unitholders(a)	—	(6)	—	(26)	—	—	(32)
Other	—	—	—	—	—	1	1
Balances, March 31, 2019	14.0	548	56.2	1,757	(8)	3,048	5,345
Issuance of common units - net	—	—	—	1	—	—	1
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	—	—	—	472	472
Net income (loss)	—	6	—	(28)	—	(102)	(124)
Related party note receivable	—	—	—	—	—	1	1
Related party contributions	—	—	—	—	—	11	11
Related party distributions	—	—	—	—	—	(56)	(56)
Other differential membership interests activity	—	—	—	—	—	(8)	(8)
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(3)	(3)
Distributions to unitholders(a)	—	(6)	—	(27)	—	—	(33)
Sale of Class B noncontrolling interest - net	—	—	—	—	—	893	893
Other	—	—	—	1	—	—	1
Balances, June 30, 2019	14.0	548	56.2	1,704	(8)	4,256	6,500
Issuance of common units - net(b)	(4.7)	(183)	4.7	203	—	—	20
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	—	(1)	—	(10)	(11)
Net income (loss)	—	2	—	(72)	—	(173)	(243)
Related party distributions	—	—	—	—	—	(71)	(71)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Other differential membership interests activity	—	—	—	—	—	27	27
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(7)	(7)
Distributions to unitholders(a)	—	(2)	—	(31)	—	—	(33)
Other	—	—	(0.1)	—	—	—	—
Balances, September 30, 2019	9.3	$365	60.8	$1,803	$(8)	$4,016	$6,176
_________________________

(a)
Distributions per common unit of $0.5025, $0.4825 and $0.4650 were paid during the three months ended September 30, 2019, June 30, 2019 and March 31, 2019, respectively. At September 30, 2019, $4 million of preferred unit distributions were accrued and are payable in November 2019.

(b)
During the three months ended September 30, 2019, NEP converted approximately 4.67 million Series A convertible preferred units into NEP common units on a one-for-one basis and recognized a deferred tax asset of $20 million related to the issuance of NEP common units.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)
.

	Preferred Units		Common Units
	Units	Amount	Units	Amount(b)	Accumulated Other Comprehensive Income	Non- controlling Interests(b)	Total Equity(b)
Balances, December 31, 2017	14.0	$548	54.3	$1,641	$1	$34	$2,224
Net income (loss)	—	6	—	74	—	(99)	(19)
Other comprehensive income	—	—	—	—	—	1	1
Related party note receivable	—	—	—	—	—	29	29
Related party distributions	—	—	—	—	—	(64)	(64)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Other differential membership interests activity	—	—	—	—	—	23	23
Distributions to unitholders(a)	—	(6)	—	(22)	—	—	(28)
Adoption of accounting standards update	—	—	—	9	—	1,414	1,423
Balances, March 31, 2018	14.0	548	54.3	1,702	1	1,332	3,583
Net income	—	6	—	82	—	204	292
Other comprehensive loss	—	—	—	—	(1)	(4)	(5)
Related party note receivable	—	—	—	—	—	2	2
Related party distributions	—	—	—	—	—	(41)	(41)
Changes in non-economic ownership interests	—	—	—	—	—	1	1
Other differential membership interests activity	—	—	—	—	—	(6)	(6)
Distributions to unitholders(a)	—	(6)	—	(23)	—	—	(29)
Disposal of Canadian Holdings	—	—	—	—	2	105	107
Adoption of accounting standards update	—	—	—	(2)	—	2	—
Balances, June 30, 2018	14.0	548	54.3	1,759	2	1,595	3,904
Limited partners/related party contribution and transition	—	—	—	(2)	—	—	(2)
Issuance of common units - net	—	—	1.7	81	—	—	81
Net income (loss)	—	6	—	33	—	71	110
Other comprehensive loss	—	—	—	—	(7)	15	8
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(48)	(48)
Changes in non-economic ownership interests	—	—	—	—	—	(1)	(1)
Other differential membership interests activity	—	—	—	—	—	23	23
Distributions to unitholders(a)	—	(6)	—	(24)	—	—	(30)
Balances, September 30, 2018	14.0	$548	56.0	$1,847	$(5)	$1,656	$4,046
_____________________________

(a)	Distributions per common unit of $0.4375, $0.4200 and $0.4050 were paid during the three months ended September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(b)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

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

The purchase price included approximately $1,020 million in cash consideration, plus working capital of $12 million. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on June 11, 2019 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.

The following table summarizes the preliminary amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the June 2019 acquisition:

As of June 11, 2019
(millions)
Total consideration transferred	$1,032
Identifiable assets acquired and liabilities assumed
Cash	$4
Accounts receivable, other receivables and prepaid expenses	159
Property, plant and equipment – net	400
Intangible assets – PPAs	1,080
Goodwill	14
Other non-current assets	133
Accounts payable, accrued expenses and other current liabilities	(132)
Other non-current liabilities	(154)
Noncontrolling interest	(472)
Total net identifiable assets, at fair value(a)	$1,032
______________________

(a)
Includes a right of use asset of approximately $20 million and operating lease liabilities of approximately $21 million primarily related to a land use agreement that conveys exclusive use of the land for one of the acquired projects, which were calculated based on a discount rate of 4.57% based on the incremental borrowing rate and a remaining lease term of approximately 26 years as of the date of acquisition. At September 30, 2019, NEP expects to make fixed lease payments of approximately $2 million annually over the next five years and $25 million thereafter.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three and nine months ended September 30, 2019, NEP recorded adjustments to the preliminary purchase price allocation based on a final valuation report which increased intangible assets - PPAs, goodwill and other non-current liabilities by approximately $30 million, $11 million, and $1 million, respectively, and decreased property, plant and equipment - net and noncontrolling interests by $50 million and $10 million, respectively. Intangible assets - PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs. At September 30, 2019, annual amortization of the intangible assets - PPAs is expected to be approximately $39 million in 2019 and $70 million in each of the next four years.

On September 29, 2019, Meade Pipeline Investment, LLC (the Meade purchaser), an indirect subsidiary of NEP, entered into a purchase and sale agreement to acquire all of the ownership interests in Meade Pipeline Co LLC (Meade) for the initial cash consideration of $1.28 billion, subject to working capital and other customary purchase price adjustments, plus estimated future capital contributions of approximately $90 million that are related to the expansion project discussed below. Meade owns a 39.2% ownership interest in the Central Penn Line (CPL), a 185-mile natural gas pipeline that operates in Pennsylvania with capacity to transport and deliver up to approximately 1.7 billion cubic feet (Bcf) of natural gas per day. Meade also owns a 40% ownership interest in an expansion project (the expansion) that is expected to add an estimated 0.6 Bcf per day of natural gas capacity to CPL through the addition of compression at new and existing stations scheduled for commercial operation by mid-2022, subject to receipt of certain regulatory approvals. NEP expects to complete the acquisition of Meade in the fourth quarter of 2019, subject to customary closing conditions and the receipt of certain regulatory approvals.

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, LLC (NEP Renewables), which indirectly owns ten wind and one solar generation facilities with a combined generating capacity of approximately 1,388 MW.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations, had the acquisition of NEP Renewables been completed on January 1, 2017, are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$201	$701
Pro forma operating income	$58	$425
Pro forma net income	$109	$378
Pro forma net income attributable to NEP	$33	$244

The unaudited pro forma consolidated results of operations include adjustments to:

•	reflect the historical results of NEP Renewables beginning on January 1, 2017;

•	reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - PPAs;

•	reflect allocations of income to noncontrolling interests related to the financing transaction to fund the acquisition; and

•	reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the consolidated operations.

2. Revenue

NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended September 30, 2019 is approximately $213 million and $52 million, for the nine months ended September 30, 2019 is $513 million and $155 million, for the three months ended September 30, 2018 is $121 million and $52 million, and for the nine months ended September 30, 2018 is $418 million and $162 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2020 to 2035. At September 30, 2019, NEP expects to record approximately $2.1 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2046, will vary based on the volume of energy delivered. At September 30, 2019, NEP expects to record approximately $215 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

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

The effective tax rate for the three and nine months ended September 30, 2019 was approximately 7% and 7%, respectively, and was primarily affected by taxes attributable to the noncontrolling interests of approximately $38 million and $80 million, respectively. During the three and nine months ended September 30, 2018, the effective tax rate was approximately 12% and 3%, respectively. During the nine months ended September 30, 2018, the disposal of Canadian Holdings (see Note 10 - Disposal of Canadian Holdings) resulted in an overall tax benefit of approximately $47 million. The benefit resulted from the removal of the historical Canadian deferred tax liabilities of approximately $69 million offset by U.S. tax expense of $22 million related to the gain. During the nine months ended September 30, 2018, NEP recorded an income tax charge of approximately $20 million related to the $231 million adjustment to differential membership interests as a result of the change in federal corporate income taxes due to the Tax Cuts and Jobs Act that became effective January 1, 2018 (see Note 10 - Noncontrolling Interests).

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

Cash Equivalents and Restricted Cash Equivalents - The fair value of money market funds that are included in cash and cash equivalents, other current assets and other non-current assets on the condensed consolidated balance sheets is estimated using a market approach based on current observable market prices.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$82	$—	$82	$71	$—	$71
Restricted cash equivalents(a)	10	—	10	12	—	12
Interest rate contracts	—	13	13	—	24	24
Total assets	$92	$13	$105	$83	$24	$107
Liabilities:
Interest rate contracts	$—	$698	$698	$—	$116	$116
Total liabilities	$—	$698	$698	$—	$116	$116

____________________

(a)
At September 30, 2019 and December 31, 2018, approximately $9 million and $9 million, respectively, of restricted cash equivalents are included in other non-current assets on NEP's condensed consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,098	$4,239	$3,435	$3,301
____________________

(a)
At September 30, 2019 and December 31, 2018, approximately $4,041 million and $2,826 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated primarily with expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). At September 30, 2019 and December 31, 2018, the net notional amounts of the interest rate contracts were approximately $6,839 million and $7,056 million, respectively.

During the nine months ended September 30, 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because the related future transactions being hedged were no longer going to occur. At September 30, 2019, NEP's AOCI does not include any amounts related to discontinued cash flow hedges. Cash flows from the interest rate swap contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

Prior to the sale of Canadian Holdings in June 2018, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. During the three and nine months ended September 30, 2018, NEP recorded less than $1 million of losses and approximately $13 million of gains, respectively, related to the foreign currency contracts in other - net in the condensed consolidated statements of income (loss).

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at September 30, 2019 and December 31, 2018, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	September 30, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$13	$698	$—	$685

Net fair value by balance sheet line item:
Other current assets			$—
Other non-current assets			—
Other current liabilities				$6
Derivatives				679
Total derivatives			$—	$685

	December 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$24	$116	$13	$105

Net fair value by balance sheet line item:
Other current assets			$7
Other non-current assets			6
Other current liabilities				$1
Derivatives				104
Total derivatives			$13	$105

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Interest rate contracts:
Gains (losses) reclassified from AOCI to interest expense	$—	$—	$5	$(3)
Gains (losses) recognized in interest expense	$(311)	$74	$(589)	$55

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At September 30, 2019 and December 31, 2018, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $640 million and $108 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At September 30, 2019, NEP owned an approximately 37.5% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 62.5% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at September 30, 2019, NEP OpCo consolidated 12 VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate 20 wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

current due to related party, of the VIEs, totaled approximately $4,850 million and $120 million, respectively, at September 30, 2019 and $4,937 million and $132 million, respectively, at December 31, 2018.

At September 30, 2019, NEP OpCo also consolidated a VIE related to a Class B noncontrolling interest in NEP Renewables. This entity is considered a VIE because the holder of the Class B noncontrolling interest does not have substantive rights over the significant activities of the entity. The assets, primarily property, plant and equipment - net and liabilities, primarily long-term debt and asset retirement obligation, of the VIE totaled approximately $2,281 million and $94 million, respectively, at September 30, 2019 and $2,339 million and $89 million, respectively, at December 31, 2018. Substantially all of the indirect subsidiaries of NEP Renewables have sold differential membership interests and are also included in the disclosure of the VIEs related to differential membership interests.

At September 30, 2019, NEP OpCo also consolidated a VIE related to the June 2019 sale of a Class B noncontrolling interest in NEP Renewables II. This entity is considered a VIE because the holder of the Class B noncontrolling interest does not have substantive rights over the significant activities of the entity. The assets, primarily intangible assets - PPA and property, plant and equipment - net and liabilities, primarily other long-term liabilities and asset retirement obligation, of the VIE totaled approximately $2,207 million and $326 million, respectively, at September 30, 2019. NEP Renewables II includes two VIEs related to Rosmar and Silver State. See Note 1 and Note 7 - Equity.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At September 30, 2019 and December 31, 2018, NEP's equity method investment related to the non-economic ownership interests of approximately $11 million and $20 million, respectively, is reflected as other non-current assets and, at September 30, 2019, $13 million is reflected as other non-current liabilities on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the nine months ended September 30, 2019 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
May 2019 - June 2019	NEP OpCo senior secured revolving credit facility	Variable(a)	$450	(b)(c)	2024
June 2019	NEP OpCo senior unsecured notes	4.25%	$700	(c)	2024
September 2019	NEP OpCo senior unsecured notes	3.875%	$500		2026
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)
Approximately $214 million of the funds drawn on the revolving credit facility was used to repay in full the outstanding indebtedness of certain projects under their respective limited-recourse financing agreements. During the three and nine months ended September 30, 2019, approximately $6 million of debt issuance costs were amortized related to the repayment of the project debt.

(c)	In July 2019, the $450 million outstanding balance under the revolving credit facility was repaid with proceeds from the issuance of the June senior unsecured notes. See additional discussion below.

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

On June 27, 2019, NEP OpCo issued $700 million in aggregate principal amount of 4.25% senior unsecured notes due July 2024 (the June 2019 notes). The June 2019 notes are unsecured obligations of NEP OpCo and are absolutely and unconditionally

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

guaranteed, on a senior unsecured basis, by NEP and a subsidiary of NEP OpCo. At any time prior to April 15, 2024, NEP OpCo may redeem some or all of the June 2019 notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a make-whole premium and accrued and unpaid interest. On or after April 15, 2024, NEP OpCo may redeem some or all of the June 2019 notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

On September 23, 2019, NEP OpCo issued $500 million in aggregate principal amount of 3.875% senior unsecured notes due October 2026 (the September 2019 notes). The September 2019 notes are unsecured obligations of NEP OpCo and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP and a subsidiary of NEP OpCo. At any time prior to July 15, 2026, NEP OpCo may redeem some or all of the September 2019 notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a make-whole premium and accrued and unpaid interest. On or after July 15, 2026, NEP OpCo may redeem some or all of the September 2019 notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

During the nine months ended September 30, 2019, approximately $236 million and $39 million principal amount of the Genesis HoldCo notes and the Genesis OpCo debt, respectively, were purchased. See Note 11 - PG&E Bankruptcy.

On September 29, 2019, the Meade purchaser and Meade Pipeline Investment Holdings, LLC (Meade Holdings) entered into a credit agreement to finance a portion of the Meade acquisition and the expansion (see Note 1). Meade Holdings is an indirect subsidiary of NEP and the direct parent of the Meade purchaser. The credit agreement provides up to $918 million under three limited-recourse senior secured variable rate term loans (term loans) maturing in 2026. NEP expects to borrow, subject to the conditions specified in the credit agreement, approximately $820 million simultaneously with the closing of the Meade acquisition and the remaining amount available under the credit agreement regularly through the completion of the expansion. Interest on each of the term loans is based on an index plus a specified margin applicable to each such term loan. Under the credit agreement, the Meade purchaser is required to hedge against interest rate movements with respect to the interest payments on the principal amounts of the term loans.

The term loans are secured by all of the assets of, and the equity interests in, the Meade purchaser and its subsidiaries. The credit agreement contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the credit agreement and related documents. All borrowings under the term loans are guaranteed by Meade Holdings and by the subsidiaries of the Meade purchaser.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At September 30, 2019, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings except as discussed in Note 11 - PG&E Bankruptcy.

Equity - On October 21, 2019, the board of directors of NEP authorized a distribution of $0.5175 per common unit payable on November 14, 2019 to its common unitholders of record on November 6, 2019.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

On September 29, 2019, NEP, NextEra Energy Partners Pipelines Holdings, LLC (NEP Pipelines Holdings) and NextEra Energy Partners Pipelines, LLC (NEP Pipelines) entered into a membership interest purchase agreement (membership purchase agreement) with a third-party investor (the NEP Pipelines Class B purchaser) for the purpose of financing a portion of the acquisition of Meade (see Note 1). The NEP Pipelines Class B purchaser has committed to pay $168 million to NEP Pipelines for 100% of the noncontrolling Class B interests in NEP Pipelines, subject to conditions specified in the membership purchase agreement. NEP Pipelines Holdings will hold 100% of the Class A interests and NEP will consolidate NEP Pipelines which will be considered a VIE because the NEP Pipelines Class B purchaser does not have substantive rights over the significant activities of Meade.

Under the amended and restated limited liability company agreement of NEP Pipelines that will be entered into at closing, NEP, through its indirect ownership of NEP Pipelines Holdings, will receive approximately 99% of NEP Pipelines' cash distributions for the first six years after closing, and the NEP Pipelines Class B purchaser will receive approximately 1%. From the third and one half to the sixth and one half anniversary of the closing, NEP has the option (the NEP Pipelines buyout right), subject to certain limitations, to purchase the NEP Pipelines Class B purchaser’s interest in NEP Pipelines at a buyout price that implies a fixed pre-tax annual levered return of approximately 11% to the NEP Pipelines Class B purchaser (inclusive of all prior distributions). If exercised, subject to certain terms and conditions, NEP has the right to pay up to 100% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units. Following the sixth anniversary after closing, if NEP has not exercised its entire buyout right, or following the fifth anniversary after closing if certain minimum buyouts have not occurred, the NEP Pipelines Class B purchaser’s allocation of distributable cash flow from the portfolio for the portion of the Class B membership interests that have not been purchased by NEP would increase to 99%. NEP will give the NEP Pipelines Class B purchaser, under a registration rights agreement to be entered into at closing, certain rights to require NEP to file a shelf registration for the common units that are issuable if NEP exercises the buyout right.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method.

Due to the net losses incurred during the three and nine months ended September 30, 2019, the weighted-average number of common units issuable pursuant to the convertible notes and preferred units totaling approximately 15.9 million and 18.4 million, respectively, were not included in the calculation of diluted earnings per unit due to their antidilutive effect.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of NEP's basic and diluted earnings per unit for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(millions, except per unit amounts)
Numerator:
Net income attributable to NEP – basic	$33	$189
Adjustments for convertible notes and preferred units	10	52
Net income attributable to NEP – assuming dilution	$43	$241
Denominator:
Weighted-average number of common units outstanding – basic	54.9	54.5
Convertible notes and preferred units	19.7	19.7
Weighted-average number of common units outstanding – assuming dilution	74.6	74.2
Earnings per unit attributable to NEP:
Basic	$0.60	$3.47
Assuming dilution	$0.58	$3.25

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)

Balances, December 31, 2018	$6	$(24)	$(18)
Amounts reclassified from AOCI to interest expense	(6)	—	(6)
Other comprehensive income related to equity method investees	—	1	1
Net other comprehensive income (loss)	(6)	1	(5)
Balances, March 31, 2019	—	(23)	(23)
Net other comprehensive income (loss)	—	—	—
Balances, June 30, 2019	—	(23)	(23)
Net other comprehensive income (loss)	—	—	—
Balances, September 30, 2019	$—	$(23)	$(23)
AOCI attributable to noncontrolling interest	$—	$(15)	$(15)
AOCI attributable to NEP	$—	$(8)	$(8)

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Losses on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)

Balances, December 31, 2017	$1	$(98)	$(30)	$(127)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized losses on foreign currency translation	—	(4)	—	(4)
Other comprehensive income related to equity method investee	—	—	4	4
Net other comprehensive income (loss)	1	(4)	4	1
Balances, March 31, 2018	2	(102)	(26)	(126)
Amounts reclassified from AOCI to interest expense	1	—	—	1
Net unrealized losses on foreign currency translation	—	(2)	—	(2)
Other comprehensive income related to equity method investee	—	—	(4)	(4)
Net other comprehensive income (loss)	1	(2)	(4)	(5)
Impact of disposal of Canadian Holdings	3	104	—	107
Balances, June 30, 2018	6	—	(30)	(24)
Amounts reclassified from AOCI to interest expense	(1)	—	—	(1)
Other comprehensive income related to equity method investee	—	—	9	9
Net other comprehensive income (loss)	(1)	—	9	8
Balances, September 30, 2018	$5	$—	$(21)	$(16)
AOCI attributable to noncontrolling interest	$4	$—	$(15)	$(11)
AOCI attributable to NEP	$1	$—	$(6)	$(5)

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and nine months ended September 30, 2019 include approximately $24 million and $68 million, respectively, and for the three and nine months ended September 30, 2018 include $20 million and $57 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and nine months ended September 30, 2019 include approximately $1 million and $4 million, respectively, and for the three and nine months ended September 30, 2018 include $1 million and $3 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At September 30, 2019 and December 31, 2018, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $525 million and $66 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At September 30, 2019, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $682 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At September 30, 2019, NEER guaranteed a total of approximately $69 million related to these obligations.

Due to Related Party - Non-current amounts due to related party on the condensed consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in other non-current assets on the condensed consolidated balance sheets. During the nine months ended September 30, 2019, a subsidiary of NEECH provided, pursuant to a debt service reserve guarantee (see discussion above), approximately $31 million to fund the debt payment of Genesis HoldCo which is reflected as non-current due to related party at September 30, 2019.

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the three and nine months ended September 30, 2019, NEP recognized approximately $2 million and $5 million, respectively, and during the three and nine months ended September 30, 2018 NEP recognized less than $1 million and approximately $2 million, respectively, in revenues related to the transportation and fuel management agreements.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - At September 30, 2019 and December 31, 2018, NEP had approximately $4 million and $8 million, respectively, of restricted cash included in other current assets and $11 million and $11 million, respectively, of restricted cash included in other non-current assets on NEP's condensed consolidated balance sheets. Restricted cash is primarily related to amounts held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments of approximately $1 million. In addition, the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. NEP recognized a gain of approximately $153 million ($201 million after tax) which is reflected as gain on disposal of Canadian Holdings in NEP's condensed consolidated statements of income. Income before income taxes associated with Canadian Holdings was approximately $47 million for the nine months ended September 30, 2018.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Noncontrolling Interests - At September 30, 2019, NEE's approximately 62.5% noncontrolling limited partner interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, NEER's approximately 50% noncontrolling ownership interest in Silver State, the interests related to differential membership interests and the Class B noncontrolling ownership interests (the Class B noncontrolling interests in NEP Renewables sold in 2018 and NEP Renewables II sold in 2019) are reflected as noncontrolling interests on the condensed consolidated balance sheets. The impact of the net income (loss) attributable to the Class B noncontrolling interests and the differential membership interests are allocated to NEE's noncontrolling ownership interest and the net income attributable to NEP based on their respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo, Silver State and Texas pipeline		Total Noncontrolling Interests
Nine months ended September 30, 2019	(millions)
Balances, December 31, 2018	$751	$2,019	$422		$3,192
Net income (loss) attributable to NCI	12	(60)	(57)		(105)
Other comprehensive loss	—	—	(3)		(3)
Related party contributions	—	—	1		1
Related party distributions	—	—	(51)		(51)
Changes in non-economic ownership interests	—	—	(6)		(6)
Differential membership interests contributions, net of distributions	—	24	—		24
Payments to Class B noncontrolling interest investors	(5)	—	—		(5)
Other	—	—	1		1
Balances, March 31, 2019	758	1,983	307	—	3,048
Sale of Class B noncontrolling interest - net	893	—	—		893
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	472		472
Related party note receivable	—	—	1		1
Net income (loss) attributable to NCI	25	(63)	(64)		(102)
Related party contributions	—	—	11		11
Related party distributions	—	—	(56)		(56)
Differential membership interests contributions, net of distributions	—	(8)	—		(8)
Payments to Class B noncontrolling interest investors	(3)	—	—		(3)
Balances, June 30, 2019	1,673	1,912	671	—	4,256
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	(10)		(10)
Net income (loss) attributable to NCI	34	(64)	(143)		(173)
Related party distributions	—	—	(71)		(71)
Changes in non-economic ownership interests	—	—	(6)		(6)
Differential membership interests contributions, net of distributions	—	27	—		27
Payments to Class B noncontrolling interest investors	(7)	—	—		(7)
Balances, September 30, 2019	$1,700	$1,875	$441		$4,016

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Texas pipeline		Total Noncontrolling Interests
Nine months ended September 30, 2018	(millions)
Balances, December 31, 2017	$—	$34		$34
Related party note receivable	—	29		29
Net income (loss) attributable to NCI	(269)	170		(99)
Other comprehensive income	—	1		1
Related party distributions	—	(64)		(64)
Changes in non-economic ownership interests	—	(6)		(6)
Differential membership interests contributions, net of distributions	23	—		23
Adoption of accounting standards update	1,413	1		1,414
Balances, March 31, 2018	1,167	165	—	1,332
Related party note receivable	—	2		2
Net income (loss) attributable to NCI	(39)	243		204
Other comprehensive loss	—	(4)		(4)
Related party distributions	—	(41)		(41)
Changes in non-economic ownership interests	—	1		1
Differential membership interests contributions, net of distributions	(6)	—		(6)
Disposal of Canadian Holdings	—	105		105
Adoption of accounting standards update	—	2		2
Balances, June 30, 2018	1,122	473	—	1,595
Net income (loss) attributable to NCI	(28)	99		71
Other comprehensive income	—	15		15
Related party contributions	—	1		1
Related party distributions	—	(48)		(48)
Changes in non-economic ownership interests	—	(1)		(1)
Differential membership interests contributions, net of distributions	23	—		23
Balances, September 30, 2018	$1,117	$539		$1,656

11. Commitments and Contingencies

Letter of Credit Facilities - Two of NEP’s projects have letter of credit (LOC) facilities under which the LOC lenders may issue standby letters of credit not to exceed approximately $65 million in the aggregate. These LOC facilities have maturity dates of June 2022 and July 2022. At September 30, 2019, approximately $51 million of LOCs was outstanding primarily related to debt service reserves and as security for certain of the projects' agreements, including a PPA.

Development, Engineering and Construction Commitments - At September 30, 2019, a NEP subsidiary had several engineering, procurement and construction contracts related to the repowering of certain wind facilities. Those contracts have varying payment terms and some include performance obligations that allow the NEP subsidiary to receive liquidated damages if the contractor does not perform. As of September 30, 2019, the NEP subsidiary has purchased approximately $16 million under these contracts, which costs have been capitalized in property, plant and equipment - net on the condensed consolidated balance sheet. As of September 30, 2019, the NEP subsidiary has remaining commitments under these contracts of approximately $123 million.

PG&E Bankruptcy - During the nine months ended September 30, 2019, approximately $25 million of net income attributable to NEP relates to PPAs that the Genesis, Desert Sunlight and Shafter solar projects have with PG&E. On January 29, 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Genesis and Shafter solar projects are financed with various forms of indebtedness. PG&E’s Chapter 11 filing, or related events, have caused events of default under the financings for the Genesis and Shafter projects which, among other things, has blocked the distribution of cash generated by those projects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

In April 2019, a waiver of the PG&E-related event of default was obtained related to the Shafter solar project indebtedness which, subject to certain conditions, waived the lenders’ ability to accelerate the repayment of borrowings thereunder and therefore the debt outstanding related to Shafter was reclassified to long-term debt. At September 30, 2019, the debt outstanding under the Genesis and Shafter financings totaled approximately $389 million, of which $363 million relating to Genesis had scheduled final maturity dates in 2038 and was classified as current debt on the condensed consolidated balance sheets.

In response to the events of default caused by PG&E's bankruptcy under the Genesis financings, during the nine months ended September 30, 2019, an indirect subsidiary of NEP (the offeror) purchased approximately $236 million of outstanding principal of Genesis HoldCo 5.600% senior secured notes due 2038 (Genesis HoldCo notes). Genesis HoldCo is the indirect owner of the Genesis solar project. After the purchases and debt service payments totaling approximately $17 million during the nine months ended September 30, 2019, there is no outstanding principal for the Genesis HoldCo notes at September 30, 2019.

In September 2019, the offeror also initiated a cash tender offer to purchase any and all of the outstanding 3.875% Series A Trust Certificates due 2038 (Series A certificates) and 5.125% Series B Trust Certificates due 2038 (Series B certificates) issued in connection with the initial development and construction of the Genesis solar project (the Genesis OpCo debt). Genesis OpCo is the direct owner of the Genesis solar project. The offeror accepted for purchase approximately $10 million in aggregate principal amount of the Series A certificates at a purchase price of $1,100 per $1,000 principal amount, and approximately $9 million in aggregate principal amount of the Series B certificates at a purchase price of $1,000 per $1,000 principal amount, which was settled in October 2019. In addition, the offeror purchased approximately $39 million in aggregate principal amount of the Series B certificates from two holders in September 2019 under the same pricing terms as the tender offer. NEP expects to acquire the remaining $344 million in outstanding Genesis OpCo debt prior to December 31, 2019.

In addition, while PG&E or other stakeholders in the bankruptcy proceeding could seek to reject some or all of the PPAs, PG&E and an ad hoc group, including PG&E secured bondholders and the Official Committee of Tort Claimants, have each proposed plans of reorganization, which have contemplated that PG&E would assume all of the PPAs.

Based on the estimated future cash flows related to the Genesis, Shafter and Desert Sunlight solar projects, no impairment adjustment was recorded at September 30, 2019. NEP will continue to monitor its investments in these projects. At September 30, 2019, cumulative cash distributions of approximately $79 million from these projects were not distributed as a result of the events of default under the financings that arose due to PG&E’s bankruptcy filing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At September 30, 2019, NEP owned a controlling, non-economic general partner interest and an approximately 37.5% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets.

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

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, which indirectly owns ten wind and one solar generation facilities with a combined generating capacity of approximately 1,388 MW. In June 2019, an indirect subsidiary of NEP completed the acquisition from NEER of indirect membership interests in three wind and three solar generation facilities with a combined net generating capacity of approximately 611 MW. In September 2019, an indirect subsidiary of NEP entered into an agreement to acquire an ownership interest in a natural gas pipeline. See Note 1.

In January 2019, PG&E, a significant customer of NEP, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 11 - PG&E Bankruptcy.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018(a)
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$201	$124	$494	$449
Texas pipelines service revenues	52	54	155	166
Total operating revenues	253	178	649	615
OPERATING EXPENSES
Operations and maintenance	90	65	247	190
Depreciation and amortization	68	49	192	152
Gain on disposal of Canadian Holdings	—	—	—	(153)
Taxes other than income taxes and other	7	5	20	15
Total operating expenses - net	165	119	459	204
OPERATING INCOME	88	59	190	411
OTHER INCOME (DEDUCTIONS)
Interest expense	(372)	31	(735)	(93)
Equity in earnings of equity method investees	21	23	29	39
Equity in earnings (losses) of non-economic ownership interests	1	11	(10)	25
Other - net	1	1	3	14
Total other income (deductions) - net	(349)	66	(713)	(15)
INCOME (LOSS) BEFORE INCOME TAXES	(261)	125	(523)	396
INCOME TAX EXPENSE (BENEFIT)	(18)	15	(35)	13
NET INCOME (LOSS)	(243)	110	(488)	383
Net income attributable to preferred distributions	(2)	(6)	(14)	(18)
Net loss (income) attributable to noncontrolling interests	173	(71)	380	(176)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(72)	$33	$(122)	$189
_________________________

(a)	Prior-period financial information has been retrospectively adjusted to include the adoption of an accounting standards update related to leases.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under PPAs and services provided under natural gas transportation agreements, partly offset by the amortization of intangible assets - PPAs. Renewable energy sales increased approximately $77 million during the three months ended September 30, 2019. The increase in renewable energy sales reflects an increase of approximately $65 million related to the projects acquired in December 2018 and June 2019 and increased revenues of $12 million primarily due to higher wind resource. Texas pipelines service revenues decreased approximately $2 million primarily due to the absence of certain deferred revenues recognized in 2018 related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, royalty payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements. See Note 9. O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long-term, operating income or operating capacity. O&M expenses increased approximately $25 million during the three months ended September 30, 2019 primarily due to increases of $16 million related to the projects acquired in December 2018 and June 2019 and $5 million in higher other corporate expenses including higher IDR fees related to growth in NEP's distributions to its common unitholders.

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

Depreciation and amortization expense increased approximately $19 million during the three months ended September 30, 2019 primarily as a result of depreciation related to the projects acquired in December 2018 and June 2019.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest on debt and mark-to-market gains and losses on interest rate contracts. Interest expense increased approximately $403 million during the three months ended September 30, 2019 primarily due to unfavorable mark-to-market activity of $382 million and $16 million of net losses related to the purchase of Genesis debt (see Note 11 - PG&E Bankruptcy).

Equity in Earnings (Losses) of Non-Economic Ownership Interests
Equity in earnings (losses) of non-economic ownership interests decreased by approximately $10 million during the three months ended September 30, 2019 due to lower earnings at the related projects.

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

For the three months ended September 30, 2019, NEP recorded income tax benefit of approximately $18 million on loss before income taxes of $261 million, resulting in an effective tax rate of 7%. The tax benefit is comprised primarily of income tax benefits of approximately $55 million at the statutory rate of 21% and $4 million of state income taxes, partly offset by income tax expense of $38 million of income tax attributable to noncontrolling interests.

For the three months ended September 30, 2018, NEP recorded income tax expense of approximately $15 million on income before income taxes of $125 million, resulting in an effective tax rate of 12%. The tax expense is comprised primarily of income tax expenses of approximately $26 million at the statutory rate of 21%, partially offset by income tax benefits of $16 million of income tax attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended September 30, 2019 and 2018, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the loss allocated to differential membership interest investors. Additionally, for the three months ended

September 30, 2019, net loss attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interests in NEP Renewables sold in 2018 and NEP Renewables II sold in June 2019 as well as the approximately 50% noncontrolling interest in Silver State. See Note 10 - Noncontrolling Interests.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Revenues

Renewable energy sales increased approximately $45 million during the nine months ended September 30, 2019. Revenues increased approximately $129 million related to the projects acquired in December 2018 and June 2019. This increase was partly offset by a decrease in revenues of approximately $78 million due to the sale of Canadian Holdings at the end of the second quarter of 2018 and $6 million primarily due to lower wind resource. Texas pipelines service revenues decreased approximately $11 million primarily due to the absence of certain deferred revenues recognized in 2018 related to new contracts.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $57 million during the nine months ended September 30, 2019 primarily due to increases of $38 million related to the projects acquired in December 2018 and June 2019, $15 million in higher other corporate expenses, including higher IDR fees related to growth in NEP's distributions to its common unitholders, and $11 million in other project operating expenses, partly offset by a decrease of $7 million due to the sale of Canadian Holdings at the end of the second quarter of 2018.

Depreciation and Amortization
Depreciation and amortization expense increased approximately $40 million during the nine months ended September 30, 2019 primarily as a result of $45 million of depreciation related to the projects acquired in December 2018 and June 2019, partly offset by a decrease of $5 million related to the sale of Canadian Holdings at the end of the second quarter of 2018.

Gain on Disposal of Canadian Holdings
During the nine months ended September 30, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $153 million. See Note 10 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $642 million during the nine months ended September 30, 2019 primarily due to $635 million of unfavorable mark-to-market activity and $16 million of net losses related to the purchase of Genesis debt (see Note 11 - PG&E Bankruptcy), partly offset by decreases in interest costs primarily as a result of the sale of Canadian Holdings at the end of the second quarter of 2018.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased by approximately $10 million during the nine months ended September 30, 2019 due to lower earnings at the related projects.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
Equity in earnings (losses) of non-economic ownership interests decreased by approximately $35 million during the nine months ended September 30, 2019 due to lower earnings at the related projects.

Other - net
The decrease in other - net for the nine months ended September 30, 2019 primarily reflects the absence of the 2018 gains related to foreign currency exchange contracts. See Note 5.

Income Taxes

For the nine months ended September 30, 2019, NEP recorded income tax benefit of approximately $35 million on loss before income taxes of $523 million, resulting in an effective tax rate of 7%. The tax benefit is comprised primarily of income tax benefits of approximately $110 million at the statutory rate of 21% and $7 million of state income taxes, partly offset by income tax expense of $80 million of income tax attributable to noncontrolling interests.

For the nine months ended September 30, 2018, NEP recorded income tax expense of approximately $13 million on income before income taxes of $396 million, resulting in an effective tax rate of 3%. The tax expense is comprised primarily of income tax expenses of approximately $83 million at the statutory rate of 21%, $20 million related to the adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 3) and $4 million of state income taxes, partially offset by income tax benefits of $69 million related to the removal of the historical Canadian deferred tax liabilities (see Note 3) and $33 million of income tax attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the nine months ended September 30, 2019 and 2018, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines and the loss allocated to differential membership interest investors. Additionally, for the nine months ended September 30, 2019, net loss attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interests in NEP Renewables sold in 2018 and NEP Renewables II sold in June 2019 as well as the approximately 50% noncontrolling interest in Silver State. See Note 10 - Noncontrolling Interests.

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

Liquidity Position

At September 30, 2019 and December 31, 2018, NEP's liquidity position was approximately $2,134 million and $1,127 million, respectively. The table below provides the components of NEP’s liquidity position:

	September 30, 2019	December 31, 2018
	(millions)
Cash and cash equivalents	$195	$147
Amounts due under the CSCS agreement	525	66
Revolving credit facilities	1,400	900
Less borrowings	—	—
Letter of credit facilities	65	82
Less letters of credit	(51)	(68)
Total(a)	$2,134	$1,127
____________________

(a)	Excludes current restricted cash of approximately $4 million and $8 million at September 30, 2019 and December 31, 2018, respectively. See Note 10 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

Revolving Credit Facilities

In May 2019, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility to increase the revolving credit facility size to $1,250 million and extend the maturity date to February 2024. During the nine months ended September 30, 2019, $450 million was drawn under the revolving credit facility, which was repaid in July 2019. See Note 7 - Debt.

Project Financings

Certain projects in the portfolio are subject to project financings that contain certain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on the London InterBank Offered Rate. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments. In addition, under the project financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project financing’s covenants and, for the majority of the project financings, the applicable minimum debt service coverage ratio is satisfied. The majority of NEP's project financings include a minimum debt service coverage ratio of 1.20:1.00 that must be satisfied. For one project financing, the project must maintain a leverage ratio of less than 5.0:1.0 and an interest coverage ratio of at least 2.75:1.00 in order to make a distribution. At September 30, 2019, NEP's subsidiaries were in compliance with all financial debt covenants under their financings except for events of default occurring in January 2019 as discussed in Note 11 - PG&E Bankruptcy.

In September 2019, indirect subsidiaries of NEP entered into a credit agreement that will be used to finance a portion of the Meade acquisition and the expansion (see Note 1). The credit agreement provides for three limited-recourse senior secured variable rate term loans totaling $920 million. See Note 7 - Debt.

Senior Notes

In June 2019, NEP OpCo issued $700 million in aggregate principal amount of 4.25% senior unsecured notes due July 2024. In September 2019, NEP OpCo issued $500 million in aggregate principal amount of 3.875% senior unsecured notes due October 2026. See Note 7 - Debt.

Equity

Approximately $64 million of common units remain available to be issued under NEP's at-the-market equity issuance program at September 30, 2019.

In July 2019, NEP converted approximately 4.67 million Series A convertible preferred units into NEP common units on a one-for-one basis.

In June 2019, NEP sold 100% of the Class B noncontrolling interest in NEP Renewables II for approximately $900 million. In September 2019, NEP and two of its indirect subsidiaries entered into a membership interest purchase agreement to sell a Class B noncontrolling interest in NEP Pipelines to finance a portion of the acquisition of Meade. See Note 7 - Equity.

Contractual Obligations

NEP's contractual obligations at September 30, 2019 were as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Debt, including interest(a)	$28	$721	$240	$758	$175	$3,234	$5,156
Other contractual obligations(b)	5	127	13	13	13	153	324
Asset retirement activities(c)	—	—	—	—	—	568	568
MSA and credit support(d)	2	8	8	8	8	82	116
Total	$35	$856	$261	$779	$196	$4,037	$6,164
____________________

(a)
Includes principal, interest, fees on credit facilities and interest rate swaps. Variable rate interest was computed using September 30, 2019 rates. Such amounts reflect scheduled payments under the financing agreements for debt in default as the lenders have not issued any acceleration notices. See Note 11 - PG&E Bankruptcy. See Note 7 - Debt.

(b)
Primarily reflects commitments related to construction activities (see Note 11 - Development, Engineering and Construction Commitments), lease payment obligations and payments related to the acquisition of certain development rights.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 9.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the nine months ended September 30, 2019 and 2018, NEP had capital expenditures of approximately $39 million and $10 million, respectively, excluding the purchase prices of acquired projects. NEP does not expect any significant capital expenditures for the remainder of 2019 through 2023 other than costs that may occur as acquisition, repowering or expansion opportunities arise. Subject to regulatory approvals, NEP expects to have capital expenditures totaling approximately $128 million related to an expansion investment at one of the Texas pipelines expected to be in-service during the fourth quarter of 2020. In addition, NEP expects to have capital expenditures totaling approximately $200 million related to repowering investments at two wind generation facilities expected to be completed in 2020.

Cash Distributions to Unitholders

During the nine months ended September 30, 2019, NEP distributed approximately $84 million to its common unitholders. On October 21, 2019, the board of directors of NEP authorized a distribution of $0.5175 per common unit payable on November 14, 2019 to its common unitholders of record on November 6, 2019. During the nine months ended September 30, 2019, NEP distributed approximately $17 million to its preferred unitholders and, at September 30, 2019, NEP accrued $4 million in preferred distributions to be paid in November 2019.

Cash Flows

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table reflects the changes in cash flows for the comparative periods:

	2019	2018	Change
	(millions)
Nine Months Ended September 30,
Net cash provided by operating activities	$252	$269	$(17)
Net cash used in investing activities	$(1,519)	$(213)	$(1,306)
Net cash provided by (used in) financing activities	$1,311	$(142)	$1,453

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the 2018 sale of Canadian Holdings, lower wind resource, the absence of distributions from the equity method investment in Desert Sunlight and higher corporate operating expenses, including higher IDR fees. This decrease was partly offset by cash flows from the projects acquired in December 2018 and June 2019.

Net Cash Used in Investing Activities

	2019	2018
	(millions)
Nine Months Ended September 30,
Acquisition of membership interests in subsidiaries - net	$(1,028)	$—
Capital expenditures	(39)	(10)
Proceeds from the sale of Canadian Holdings - net	—	517
Payments to related parties under CSCS agreement - net	(459)	(720)
Other	7	—
Net cash used in investing activities	$(1,519)	$(213)

The increase in net cash used in investing activities was primarily driven by the June 2019 acquisition (see Note 1) and the absence of the proceeds from the 2018 sale of Canadian Holdings (see Note 10 - Disposal of Canadian Holdings), partly offset by lower cash sweeps under the CSCS agreement.

Net Cash Provided by (Used) in Financing Activities

	2019	2018
	(millions)
Nine Months Ended September 30,
Proceeds from issuance of common units - net	$3	$81
Issuances (retirements) of long-term debt	649	(74)
Partner contributions	2	32
Partner distributions	(259)	(205)
Change in amounts due to related parties	29	(1)
Proceeds related to differential membership interests - net	44	40
Proceeds related to Class B noncontrolling interests - net	878	—
Other	(35)	(15)
Net cash provided by (used in) financing activities	$1,311	$(142)

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At September 30, 2019, approximately 2% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At September 30, 2019, the estimated fair value of NEP's long-term debt was approximately $4.2 billion and the carrying value of the long-term debt was $4.1 billion. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $118 million at September 30, 2019.

At September 30, 2019, NEP had interest rate contracts with a net notional amount of approximately $6.8 billion related to managing exposure to the variability of cash flows associated primarily with expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at September 30, 2019 would increase by approximately $305 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of September 30, 2019.

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
2.1*
Purchase and Sale Agreement by and among EIF Meade Holdings, LLC, VED NPI II, LLC, VED NPI I, LLC, WGL Midstream MP, LLC and COG Holdings LLC, and Meade Pipeline Investment, LLC, dated as of September 29, 2019 (filed as Exhibit 2.1 to Form 8‑K dated September 29, 2019, File No. 1-36518)

2.2*
Membership Interest Purchase Agreement, dated as of September 29, 2019, by and among NextEra Energy Partners Pipelines, LLC, NextEra Energy Partners, LP, NextEra Energy Partners Pipelines Holdings, LLC and GEPIF III Meade Investco, L.P. (filed as Exhibit 2.2 to Form 8-K dated September 29, 2019, File No. 1-36518)

4.1*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 23, 2019, creating the 3.875% Senior Notes due 2026 (filed as Exhibit 4.6 to Form 8-K dated September 23, 2019, File No. 1-36518)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document - XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  October 23, 2019

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)