Form 10-K
period 2019-12-31
NextEra Energy Partners, LP
filed 2020-02-18
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates at June 28, 2019 (based on the closing market price on the Composite Tape on June 28, 2019) was $2,625,980,436.

Number of NextEra Energy Partners, LP common units outstanding at January 31, 2020:  65,497,618

DOCUMENTS INCORPORATED BY REFERENCE
__________________________________

Portions of NextEra Energy Partners, LP's Proxy Statement for the 2020 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
Bcf	billion cubic feet
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CITC	convertible investment tax credit
COD	commercial operation date
Code	U.S. Internal Revenue Code of 1986, as amended
CSCS agreement	cash sweep and credit support agreement
Desert Sunlight	Desert Sunlight Investment Holdings, LLC, which owns a solar generation plant located in Riverside County, California
FCPA	Foreign Corrupt Practices Act of 1977, as amended
FERC	U.S. Federal Energy Regulatory Commission
GWh	gigawatt-hour(s)
IPO	initial public offering
IPP	independent power producer
ITC	investment tax credit
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP OpCo ROFR assets	all assets owned or hereafter acquired by NEP OpCo or its subsidiaries
NERC	North American Electric Reliability Corporation
NOLs	net operating losses
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a Feed-in-Tariff or Renewable Energy Standard Offer Program
preferred units	Series A convertible preferred units representing limited partner interests in NEP
PTC	production tax credit
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
STX Holdings	South Texas Midstream Holdings, LLC
STX Midstream	South Texas Midstream, LLC
tax reform	the Tax Cuts and Jobs Act
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
the board	the board of directors of NEP
U.S.	United States of America

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 1 for a description of the non-controlling interest in NEP OpCo. References to NEP's projects and NEP's pipelines generally includes NEP's consolidated subsidiaries and the projects and pipelines in which NEP has equity method investments.

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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2019, NEP owned a controlling, non-economic general partner interest and a 39.2% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects, as well as contracted natural gas pipeline assets.

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

NEP was formed as a Delaware limited partnership in 2014 as an indirect wholly owned subsidiary of NEE. In 2017, NEP and NEP GP implemented governance changes that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby, beginning in 2018, NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. The following diagram depicts NEP's simplified ownership structure at December 31, 2019:

At December 31, 2019, NEP owned interests in the following portfolio of clean, contracted renewable energy projects located in 16 states:

Project	Resource	Net MW		Contract Expiration	NEP Acquisition / Investment Date
Genesis	Solar	250		2039	July 2014
Northern Colorado	Wind	174		2029 (22 MW) 2034 (152 MW)	July 2014
Tuscola Bay(a)	Wind	120		2032	July 2014
Elk City	Wind	99		2030	July 2014
Perrin Ranch(a)	Wind	99		2037	July 2014
Palo Duro(b)	Wind	250		2034	January 2015
Shafter(c)	Solar	20		2035	February 2015
Stateline(a)	Wind	300		2026	May 2015
Mammoth Plains(b)	Wind	199		2034	May 2015
Baldwin Wind	Wind	102		2041	May 2015
Ashtabula Wind III(a)	Wind	62		2038	May 2015
Seiling Wind(b)	Wind	199		2035	March 2016
Seiling Wind II(b)	Wind	100		2034	March 2016
Cedar Bluff Wind(b)	Wind	199		2035	July 2016
Golden Hills Wind(b)	Wind	86		2035	July 2016
Investment in Desert Sunlight(c)(d)	Solar	275	(e)	2035 (125 MW) 2039 (150 MW)	October 2016 (132 MW) November 2017 (143 MW)
Golden West Wind(b)	Wind	249		2040	May 2017
Brady Wind I(b)	Wind	150		2046	November 2017
Brady Wind II(b)	Wind	149		2046	November 2017
Javelina I(b)	Wind	250		2030 (200 MW) 2035 (50 MW)	November 2017
Breckinridge(a)(b)	Wind	98		2035	December 2018
Carousel(a)(b)	Wind	150		2041	December 2018
Javelina Wind II(a)(b)	Wind	200		2036	December 2018
Rush Springs(a)(b)	Wind	250		2031	December 2018
Mountain View Solar(a)(c)	Solar	20		2039	December 2018
Bluff Point Wind(a)(b)	Wind	120		2037	December 2018
Cottonwood Wind(a)(b)	Wind	90		2042	December 2018
Golden Hills North Wind(a)(b)	Wind	46		2037	December 2018
Kingman Wind I(a)(b)	Wind	103		2036	December 2018
Kingman Wind II(a)(b)	Wind	103		2036	December 2018
Ninnescah Wind(a)(b)	Wind	208		2036	December 2018
Ashtabula Wind II(a)	Wind	120		2034 (69 MW) 2040 (51 MW)	June 2019
Story County Wind II(a)	Wind	150		2030	June 2019
White Oak Wind(a)	Wind	150		2031	June 2019
Investment in Rosmar (Roswell and Marshall)(a)(d)	Solar	66	(e)	2041 (35 MW) 2042 (31 MW)	June 2019
Silver State South(a)(d)	Solar	125	(e)	2036	June 2019
		5,331	(f)
____________________

(a)	Third party investors own noncontrolling Class B interests in the NEP subsidiaries that own these projects. See Note 2 - Noncontrolling Interests and Note 11 - Equity.

(b)	NEP owns these wind projects together with third-party investors with differential membership interests. See Note 2 - Noncontrolling Interests and Note 10.

(c)	These projects are encumbered by liens against their assets securing various financings.

(d)
NEP has indirect approximately 50% equity method investments in Desert Sunlight and Rosmar and an indirect controlling 50% interest in Silver State South. See Note 2 - Investments in Unconsolidated Entities and Noncontrolling Interests.

(e)	MWs reflect NEP's net ownership interest in plant capacity based on respective ownership interests as discussed in (d).

(f)
In addition, NEP owns an approximately 50% non-economic ownership interest in three NEER solar projects with a total generating capacity of 277 MW. All equity in earnings of these non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 2 - Investments in Unconsolidated Entities.

At December 31, 2019, NEP owned interests in the following contracted natural gas pipeline assets:

Pipeline(a)	Miles of Pipeline	Diameter (inches)	Net capacity per day(b)	Contracted Capacity per day(b)	Contract Expiration	In Service Date	Location	NEP Acquisition Date
NET Mexico(c)	120	42" / 48"	2.07 Bcf	1.94 Bcf	2034 - 2035	December 2014	Texas	October 2015
Eagle Ford	158	16" / 24" - 30"	1.10 Bcf	0.65 Bcf	2020 - 2027	September 2011 / June 2013	Texas	October 2015
Monument	156	16"	0.25 Bcf	0.12 Bcf	2022 - 2030	Built in the 1950s - 2000s	Texas	October 2015
Other	108	8" - 16"	0.40 Bcf	0.28 Bcf	2029 - 2035	Built in the 1960s - 1980s; upgraded in 2001 / others placed in service in 2002 - 2015	Texas	October 2015
Investment in CPL(d)	185	30" / 42"	0.50 Bcf	0.50 Bcf	2034	October 2018	Pennsylvania	November 2019
____________________

(a)
NEP's ownership interests in the pipelines are pledged as collateral securing various financings. Additionally, third party investors own noncontrolling Class B interests in the respective NEP subsidiaries that have ownership interests in these pipelines. See Note 2 - Noncontrolling Interests and Note 11 - Equity.

(b)	Reflects NEP's net ownership interest in pipeline capacity based on respective ownership interests as discussed in (c) and (d).

(c)	A subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline.

(d)
Through its ownership interest in Meade Pipeline Co, LLC, NEP has an indirect equity method investment in the Central Penn Line (CPL), which represents an approximately 39% aggregate ownership interest in the CPL, and a 40% interest in an expansion project that is expected to add an estimated 0.2 Bcf per day of natural gas capacity through the addition of compression at new and existing stations scheduled for commercial operation by mid-2022, subject to receipt of certain regulatory approvals. See Note 3.

At December 31, 2019, NEP's clean energy projects and pipelines, excluding its non-economic ownership interests, are as follows:

Legend
Wind
Universal Solar
Pipeline
U.S. states with projects and pipelines in operation

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipelines primarily operate under long-term firm transportation contracts under which counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipelines. In 2019, NEP derived approximately 16% and 15% of its consolidated revenues from its contracts with Pacific Gas and Electric Company (PG&E) and Mex Gas Supply S.L., respectively. See Item 1A for a discussion of risks related to NEP's counterparties and business relationship with Pemex and Note 15 - PG&E Bankruptcy.

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

INDUSTRY OVERVIEW

Renewable Energy Industry

Growth in renewable energy is largely attributable to the increasing cost competitiveness of renewable energy driven primarily by government incentives, RPS, improving technology and declining installation costs and the impact of environmental rules and regulations on fossil-fired generation.

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

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. Previously, owners of solar facilities could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (CITC) for qualifying solar facilities where construction began before the end of 2011 and the facilities were placed in service before 2017. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. Tax credits for qualifying wind and solar projects are subject to the following schedule.

	Year construction of project begins(a)
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(b)	100%	100%	80%	60%	40%	60%	-	-
Wind ITC(c)	30%	30%	24%	18%	12%	18%	-	-
Solar ITC(d)	30%	30%	30%	30%	30%	26%	22%	10%
______________________

(a)	Project must be placed in service no more than four years after the year in which construction of the project began to qualify for the PTC or ITC.

(b)	Percentage of the full PTC available for wind projects that begin construction during the applicable year.

(c)	Percentage of eligible project costs that can be claimed as ITC by wind projects that begin construction during the applicable year.

(d)
Percentage of eligible project costs that can be claimed as ITC by solar projects that begin construction during the applicable year. ITC is limited to 10% for solar projects not placed in service before January 1, 2024.

RPS, currently in place in certain states, require electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources. Additionally, other states in the U.S. have set renewable energy goals to reduce GHG emissions from historic levels. NEP believes that these standards and goals will create incremental demand for renewable energy in the future.

BUSINESS STRATEGY

NEP's primary business objective is to acquire interests in contracted clean energy projects from NEER or third parties that allow NEP to increase its cash distributions to the holders of its common units over time. To achieve this objective, NEP intends to execute the following business strategy:

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

•
Take advantage of NEER’s operational excellence to maintain the value of the projects in NEP's portfolio. At the direction of the board, NEER provides O&M, administrative and management services to NEP's projects pursuant to the MSA and other agreements. Through these agreements, NEP benefits from the operational expertise that NEER currently provides across its entire portfolio. NEP expects that these services will maximize the operational efficiencies of its portfolio.

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

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio of projects supports expected stable long-term cash flows. The renewable energy projects in NEP's portfolio are fully contracted under long-term contracts that generally provide for fixed price payments over the contract term. Revenues from the Texas pipeline projects are primarily generated from firm transportation contracts based on the fixed amount of capacity reserved by the counterparties. The renewable energy projects and pipeline projects have a total weighted average remaining contract term of approximately 16 years at December 31, 2019 based on expected contributions to cash available for distribution.

New, well-maintained portfolio. Approximately 75% of NEP's portfolio, based on expected contributions to cash available for distribution, of renewable energy projects and pipelines have been operating for fewer than six years. Because NEP's portfolio of projects is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

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

REGULATION

NEP's projects and pipelines are subject to regulation by a number of U.S. federal, state and other organizations, including, but not limited to, the following:

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

•
the Environmental Protection Agency (EPA), which has the responsibility to maintain and enforce national standards under a variety of environmental laws. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts;

•	various agencies in Texas and Pennsylvania, which oversee safety, environmental and certain aspects of rates and transportation related to the pipeline projects; and

•	the Pipeline and Hazardous Materials Safety Administration and the Texas Railroad Commission's Pipeline Safety Division, which, among other things, oversee the safety of natural gas pipelines.

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

Avian/Bat Regulations and Wind Turbine Siting Guidelines. NEP is subject to numerous environmental regulations and guidelines related to threatened and endangered species and/or their habitats, as well as avian and bat species, for the ongoing operations of its facilities. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act provide for the protection of migratory birds, eagles and bats and endangered species of birds and bats and/or their habitats. Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities, including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and/or their habitats. These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines. Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs or reduced revenues at existing or new wind and solar facilities and transmission and distribution facilities at NEP and, in the case of environmental laws and regulations, failure to comply could result in fines, penalties, criminal sanctions or injunctions.

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

Natural gas gathering and transmission activities involve numerous risks that may result in accidents or otherwise affect NEP's pipeline operations.

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

NEP is pursuing the expansion of natural gas pipelines and the repowering of wind projects that will require up-front capital expenditures and expose NEP to project development risks.

NEP is pursuing the expansion of natural gas pipelines and the repowering of wind projects in its portfolio. The development of pipeline expansion and wind repowering projects involves numerous regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to committed shippers or PPA counterparties if a project does not achieve commercial operations before a specified date that the parties may agree to in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any expansion or repowering project through the sale of additional common units or securities convertible into common units, which could result in dilution to NEP’s unitholders. The construction related to the expansion or repowering projects may occur over an extended period of time and NEP may not receive increases in revenues until the projects are placed in service, or at all. Accordingly, NEP's expansion and repowering efforts may not result in additional long-term contracted revenue streams that increase the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

Terrorist acts, cyberattacks or other similar events could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.

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

Cyberattacks, including, but not limited to, those targeting information systems or electronic control systems used to operate NEP's energy projects (including, but not limited to, generation transmission tie lines) and the transmission and other facilities of third parties on which NEP's projects rely, could severely disrupt business operations and result in loss of service to customers and significant expense to repair security breaches or system damage. As cyber incidents continue to evolve, NEP may be required to expend additional resources to continue to modify or enhance NEP's protective measures or to investigate and remediate any vulnerability to cyber incidents.

To the extent terrorist acts, cyberattacks or other similar events equate to a force majeure event under NEP's PPAs, the renewable energy counterparty may terminate such PPAs if such a force majeure event continues for a period ranging from 12 months to 36 months, as specified in the applicable agreement. As a result, a terrorist act, cyberattack or other similar event could significantly decrease revenues or result in significant reconstruction or remediation costs, any of which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

The ability of NEP to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEP's insurance coverage does not insure against all potential risks and it may become subject to higher insurance premiums.

NEP is exposed to numerous risks inherent in the operation of wind and solar projects and natural gas pipelines, including, but not limited to, equipment failure, manufacturing defects, natural disasters, terrorist acts, cyberattacks, sabotage, vandalism and environmental risks. The occurrence of any one of these events may result in NEP being named as a defendant in lawsuits asserting claims for substantial damages, including, but not limited to, environmental cleanup costs, personal injury, property damage, fines and penalties. Further, with respect to any future acquisitions of any projects that are under construction, NEP is, or will be, exposed to risks inherent in the construction of these projects.

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

NEP relies on interconnection, transmission and other pipeline facilities of third parties to deliver energy from its renewable energy projects and to transport natural gas to and from its pipelines. If these facilities become unavailable, NEP's projects and pipelines may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.

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

NEP depends upon third-party pipelines and other facilities that transport natural gas to and from its pipelines. Because NEP does not own these third-party pipelines or facilities, their continuing operation are not within its control. If these pipelines and other facilities were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, NEP's ability to operate efficiently and to transport natural gas could be restricted, thereby reducing revenues.

The unavailability of interconnection, transmission, pipeline or shared facilities could adversely affect the operation of NEP's projects and pipelines and the revenues received, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

•	the presence or discovery of archaeological, religious or cultural resources at or near NEP's projects or pipelines; and

•	the protection of workers’ health and safety.

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

Additionally, NEP may be held liable for related investigatory and cleanup costs, which are typically not limited by law or regulation, for any property where there has been a release or potential release of a hazardous substance, regardless of whether NEP knew of or caused the release or potential release. NEP could also be liable for other costs, including, but not limited to, fines, personal injury or property damage or damage to natural resources. In addition, some environmental laws place a lien on a contaminated site in favor of the government as security for damages and costs it may incur for contamination and cleanup. Contained or uncontained hazardous substances on, under or near NEP's projects or pipelines, regardless of whether it owns or leases the sited property, or the inability to remove or otherwise remediate such substances, may restrict or eliminate the ability to operate NEP's projects or pipelines.

Each of NEP's projects and pipelines covers a large area and, as such, archaeological discoveries could occur at its projects or pipelines at any time. Such discoveries could result in the restriction or elimination of the ability to operate any affected project. For example, utility-scale projects and operations may cause impacts to certain landscape views, trails, or traditional cultural activities. Such impacts may trigger claims from citizens that a NEP project or its operations are infringing upon their legal rights or other claims, resulting in the restriction or elimination of the ability to operate the affected project.

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

NEP's renewable energy projects or pipelines may be adversely affected by legislative changes or a failure to comply with applicable energy and pipeline regulations.

NEP's renewable energy projects, pipelines and PPA/transportation agreement counterparties are subject to regulation by U.S. federal, state and local authorities. The wholesale sale of electric energy in the continental U.S., other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a project to charge the negotiated rates contained in its PPA is subject to that project’s maintenance of its general authorization from the FERC to sell electricity at market-based rates. The FERC may revoke a project's market-based rate authorization if it determines that the project entity can exercise market power in transmission or generation, creates barriers to entry, has engaged in abusive affiliate transactions or fails to meet compliance requirements associated with such rates. The negotiated rates entered into under PPAs could be changed by the FERC if it determines such change is in the public interest or just and reasonable, depending on the standard in the respective PPA. While a public interest determination would require a finding by the FERC that the contract rate seriously harms the consuming public under applicable U.S. Supreme Court precedent, if the FERC decreases the prices paid to NEP for energy delivered under any of its PPAs, NEP’s revenues could be below its projections and its business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially adversely affected.

The Texas pipelines are intrastate natural gas transportation pipelines and natural gas-gathering facilities which are exempt from the jurisdiction of the FERC under the Natural Gas Act of 1938 (NGA). The rates, terms and conditions of some of the transportation services provided by the Texas pipelines are subject to FERC regulation under the Natural Gas Policy Act of 1978 (NGPA), which requires that rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. In addition, NEP’s investment in CPL, including the related expansion project, is subject to FERC regulation as the CPL is a segment of a larger, interstate pipeline. Further, state regulation of transportation facilities generally includes various safety, environmental and, in some cases, non-discriminatory take requirements and complaint-based rate regulation. If any of NEP's pipelines were found to have provided services or otherwise operated in violation of the NGA or NGPA, that could result in the imposition of civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC.

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

NEP does not own all of the land on which the projects in its portfolio are located and they generally are, and its future projects may be, located on land occupied under long-term easements, leases and rights-of-way. The ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens and other easements, lease rights and rights-of-way of third parties that were created prior to NEP's projects’ easements, leases and rights-of-way. As a result, some of NEP's projects’ rights under such easements, leases or rights-of-way may be subject to the rights of these third parties. While NEP performs title searches, obtains title insurance, records its interests in the real property records of the projects’ localities and enters into non-disturbance agreements to protect itself against these risks, such measures may be inadequate to protect against all risk that NEP's rights to use the land on which its projects are or will be located and its projects’ rights to such easements, leases and rights-of-way could be lost or curtailed. Additionally, NEP operations located on properties owned by others are subject to termination for violation of the terms and conditions of the various easements, leases or rights-of-way under which such operations are conducted.

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

Any such loss or curtailment of NEP's rights to use the land on which its projects are or will be located as a result of any lienholders or leaseholders that have rights that are superior to NEP's rights or the BLM’s suspension of its federal rights-of-way grants could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. Additionally, NEP does not own all of the land on which its pipelines are located, and NEP is subject to the possibility of more onerous terms or increased costs when NEP needs to extend the duration of any necessary existing land use rights or if NEP needs to obtain any new land use rights in connection with any expansion projects NEP may choose to pursue. In certain instances, rights-of-way may be subordinate to the rights of government agencies, which could result in costs or interruptions to NEP's service. Restrictions on NEP's ability to use rights-of-way could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP is and may also become subject to additional claims based on alleged negative health effects related to acoustics, shadow flicker or other claims associated with wind turbines from individuals who live near NEP's projects. Any such legal proceedings or disputes could materially increase the costs associated with NEP's operations. In addition, NEP may become subject to legal proceedings or claims contesting the construction or operation of NEP's projects. Any such legal proceedings or disputes could materially delay NEP's ability to complete construction of a project in a timely manner, or at all, or materially increase the costs associated with commencing or continuing a project’s commercial operations. Any elective settlement of claims and unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's cross-border operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and Mexico.

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

NEP is subject to risks associated with its ownership or acquisition of projects or pipelines that are under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

NEP has chosen and may choose to acquire projects or pipelines that have not yet commenced operations or are under construction and is pursuing pipeline expansion and wind repowering projects. There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project or pipeline from commencing commercial operations. Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including, but not limited to:

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

In addition, if NEP or one of its subsidiaries controlling the NEP projects or pipelines has an agreement with a third party to complete construction of any project, NEP is subject to the viability and performance of the third party. NEP's inability to find a replacement contracting party, if the original contracting party has failed to perform, could result in the abandonment of the construction of such project, while NEP could remain obligated under other agreements associated with the project, including, but not limited to, offtake power sales agreements.

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

In most instances, NEP sells the energy generated by each of its renewable energy projects to a single PPA counterparty under a long-term PPA. Further, NEP transports natural gas under long-term natural gas transportation agreements with a limited number of counterparties. NEP's equity method investees also have contracts with a limited number of counterparties.

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

•
Certain of NEP’s customers, including PG&E, have been impacted by wildfires in California and have been or could be subject to significant liability in excess of their insurance coverage which could be expected to have a significant impact on their financial condition.

•
The ability of NEP's customers to fulfill their contractual obligations to NEP depends on their financial condition. NEP is exposed to the credit risk of its customers over an extended period of time due to the long-term nature of NEP's contracts with them. These customers could become subject to insolvency or liquidation proceedings or otherwise suffer a deterioration of their financial condition when they have not yet paid for services delivered, any of which could result in underpayment or nonpayment under such agreements.

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

PG&E, which contributes a significant portion of NEP's revenues, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Any rejection by PG&E of a material portion of NEP's PPAs with it or any material reduction in the prices NEP charges PG&E under those PPAs that occurs in connection with PG&E's Chapter 11 proceedings could have a material adverse effect on NEP's results of operations, financial condition or business.

For the year ended December 31, 2019, NEP derived approximately 16% of its consolidated revenues from its PPAs with PG&E. In addition, the Desert Sunlight solar project, in which NEP has an approximately 50% equity method investment, derived a significant portion of its revenues from its PPA with PG&E. In January 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and PG&E may seek under the U.S. Bankruptcy Code and applicable laws to reject some or all of NEP's PPAs with it or to use the threat of rejection to renegotiate PPA pricing in its favor. If PG&E attempts and is successful in rejecting or renegotiating a material portion of its PPAs with NEP or Desert Sunlight, NEP's results of operations, financial condition or business could be materially adversely affected.

NEP may not be able to extend, renew or replace expiring or terminated PPAs, natural gas transportation agreements or other customer contracts at favorable rates or on a long-term basis.

NEP's ability to extend, renew or replace its existing PPAs, natural gas transportation agreements or other customer contracts depends on a number of factors beyond its control, including, but not limited to:

•
whether the PPA counterparty has a continued need for energy at the time of the agreement’s expiration, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;

•	the amount of commercial natural gas supply available to its pipelines' systems and changing natural gas supply flow patterns in North America;

•	the satisfactory performance of NEP's obligations under such PPAs, natural gas transportation agreements or other customer contracts;

•	the regulatory environment applicable to NEP's contract counterparties at the time;

•
macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and

•	the effects of regulation on the contracting practices of NEP's contract counterparties.

If NEP is not able to extend, renew or replace on acceptable terms existing PPAs before contract expiration, or if such agreements are otherwise terminated prior to their expiration, NEP may be required to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than under the applicable contract. If there is no satisfactory market for a project’s uncontracted energy, NEP may decommission the project before the end of its useful life. If the portion of its pipelines' capacity covered by long-term firm transportation agreements decline, NEP's revenues and contract volumes would be exposed to increased volatility. Any failure to extend, renew or replace a significant portion of NEP's existing PPAs, natural gas transportation agreements or other customer contracts, or extending, renewing or replacing them at lower prices or with other unfavorable terms, or the decommissioning of a project could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP intends to pursue opportunities to acquire contracted clean energy projects that are either operational or, in limited circumstances, under construction, from NEER and third parties consistent with its business strategy. Various factors could affect the availability of such projects to grow NEP's business, including, but not limited to, the following factors and those described in more detail in the additional risk factors below:

•
competing bids for a project from companies that may have substantially greater purchasing power, capital or other resources or a greater willingness to accept lower returns or more risk than NEP does;

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

Reductions in demand for natural gas in the United States or Mexico and low market prices of natural gas could materially adversely affect NEP's pipeline operations and cash flows.

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

Each U.S. state has its own renewable energy regulations and policies. Renewable energy developers must anticipate the future policy direction in each state and secure viable projects before they can bid to procure a PPA or other contract through often highly competitive auctions. A failure to anticipate accurately the future policy direction in a state or to secure viable projects could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

NEP's pipelines compete with other energy midstream enterprises, some of which are much larger and have significantly greater financial resources and operating experience in its areas of operation. The pipelines’ competitors may expand or construct infrastructure that competes with the services it provides to customers. The ability to renew or replace existing contracts with the pipelines’ customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of NEP's competitors and customers. All of these competitive pressures could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to NEP's Financial Activities

NEP may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions.

Since NEP expects, from time to time, to finance acquisitions of clean energy projects partially or wholly through the issuance of additional securities of NEP, NEP OpCo and their subsidiaries, NEP needs to be able to access capital on commercially reasonable terms when acquisition opportunities arise. NEP’s ability to access capital is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP, NEP OpCo or their subsidiaries securities or securities convertible into NEP common units in particular. An inability to obtain financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and to effectuate its growth strategy. In addition, the issuance of additional common units, securities convertible into NEP common units or other securities in connection with acquisitions could cause significant common unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive.

Furthermore, there may not be sufficient availability under NEP OpCo’s subsidiaries’ revolving credit facility or the ability to obtain other financing arrangements on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate acquisitions and effectuate its growth strategy. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness or other financing agreements.

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

Under certain other financing agreements, noncontrolling Class B investors own interests in certain NEP subsidiaries and receive a portion of the related NEP subsidiaries’ cash distributions specified in the applicable limited liability company agreements. NEP has the option (buyout right), subject to certain limitations, to purchase 100% of the noncontrolling Class B interests during specified periods. If NEP does not exercise the buyout rights during the specified periods, or if NEP only partially exercises the buyout rights during the specified periods, the portion of the NEP subsidiaries’ cash distribution allocated to the noncontrolling Class B investors would significantly increase. Any increase in the portion of NEP subsidiaries’ cash distributions allocated to the noncontrolling Class B investors would reduce the amount of cash distributions allocated to NEP OpCo and NEP.

Provisions preventing or reducing NEP's subsidiaries’ cash distributions could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

Risks Related to NEP's Relationship with NEE

NEE has influence over NEP.

Under NEP’s partnership agreement, the board oversees and directs the operations and policies of NEP and exercises management oversight over NEP. At each annual meeting, four of NEP’s seven directors will be elected by NEP’s limited partners. Three directors will be appointed by NEP GP, in its sole discretion. The directors appointed by NEP GP will be, and one director elected by holders of NEP’s common units may be, officers or employees of NEE or its affiliates. In addition, NEE holds voting power over certain matters that require NEP unitholder approval. NEE Management, pursuant to the terms of the MSA, will designate the officers of NEP so long as NEE or one of its affiliates is the manager under the MSA.

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

Additionally, several factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including, but not limited to, an assessment by NEER relating to its liquidity position, the risk profile of an opportunity, its fit with NEP's operations and other factors. Furthermore, if NEER reduces its ownership interest in NEP, it may be less willing to sell NEER projects to NEP. An inability by NEER to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

The board will appoint officers of NEP (including its chief executive officer) designated by the manager in accordance with the terms of the MSA. As a result, all of NEP’s executive officers could be, and currently are, officers of NEE or one of its affiliates. NEP’s partnership agreement provides contractual standards governing the duties of directors and officers, and directors and officers will not have fiduciary duties to NEP or its unitholders. Conflicts of interest exist and may arise as a result of the relationships between NEE and the directors and officers of NEP affiliated with NEE, on the one hand, and NEP and NEP's limited partners, on the other hand. To the extent any directors or officers of NEP are also officers of NEE, such directors and officers will have fiduciary duties to both NEE and NEP, and the interests of NEE and NEP may be different or in conflict. In resolving such conflicts of interest, the directors and officers of NEP affiliated with NEE may favor NEE's interests and the interests of NEE's affiliates over the interests of NEP and its unitholders. These conflicts include the following situations, among others:

•	No agreement requires NEE or its affiliates to pursue a business strategy that favors NEP or uses NEP's projects or dictates what markets to pursue or grow.

•	NEE and its affiliates are not limited in their ability to compete with NEP, and neither NEP GP nor its affiliates have any obligation to present business opportunities to NEP.

•	So long as the officers of NEP are officers of NEE or its affiliates, they will also devote significant time to the business of NEE or its affiliates and will be compensated by NEE or its affiliates.

•	The board may cause NEP to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a payment of the IDR fee.

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

•	Except in limited circumstances, the board has the power and authority to conduct NEP's business without the approval of NEP GP or NEP's unitholders.

•	Actions taken by the board may affect the amount of cash available to pay distributions to NEP's unitholders.

•	NEP GP has limited liability regarding NEP's contractual and other obligations.

•	The board controls the exercise of the rights of NEP against NEE and its affiliates, and the enforcement of the obligations that NEE and its affiliates owe to NEP.

•	NEP may choose not to retain counsel, independent accountants or other advisors separate from those retained by NEP GP or NEE to perform services for NEP or for the holders of common units.

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

NEP’s partnership agreement provides that its general partner is restricted from engaging in any business activities other than acting as NEP GP and those activities incidental to its ownership of interests in NEP. Affiliates of NEP GP, including, but not limited to, NEE and its other subsidiaries, are not prohibited from owning projects or engaging in businesses that compete directly or indirectly with NEP. NEE currently holds interests in, and may make investments in and purchases of, entities that acquire, own and operate clean energy projects. NEER is under no obligation to make any acquisition opportunities available to NEP. In addition, pursuant to NEP’s partnership agreement, its subsidiaries generally will not have any power or authority to solicit, review, respond to or otherwise participate in certain activities or lines of business.

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

•	NEE Management engages in any act of fraud, misappropriation of funds or embezzlement that results in material harm to NEP or its affiliates;

•	NEE Management is reckless in the performance of its duties under the agreement and such recklessness results in material harm to NEP or its affiliates;

•	upon the happening of certain events relating to the bankruptcy or insolvency of NEP or certain of its affiliates; or

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

NEE's affiliates provide, or arrange for the provision of, administrative, O&M and construction management services under agreements with NEE Management and NEER, respectively. Any failure by NEE Management or NEER to perform their administrative, O&M and construction management services obligations or the failure by NEP to identify and contract with replacement service providers, if required, could materially impact the successful operation of its projects. Under these agreements, certain NEE employees provide services to NEP. These services are not the primary responsibility of these employees, nor are these employees required to act for NEP alone. The agreements do not require any specific individuals to be provided by NEE and NEE has the discretion to determine which of its employees perform services required to be provided to NEP.

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

NEP's cash flow is generated from distributions NEP receives from NEP OpCo, which will consist primarily of cash distributions that NEP OpCo has received from its subsidiaries. The amount of cash that NEP OpCo’s subsidiaries will be able to distribute to NEP OpCo each quarter principally depends upon the amount of cash such subsidiaries generate from their operations and investments. NEP OpCo may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If NEP OpCo reduces its per unit distribution, because of reduced operating cash flow, higher expenses, capital requirements or otherwise, NEP will have less cash to distribute to its unitholders and would likely be required to reduce its per common unit distribution.

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by NEP GP or the board, or the conflicts committee of the board, must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by NEP's unitholders or the conflicts committee and the board determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets above, then it will be presumed that, in making its decision, the board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or NEP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

NEP issued preferred units and convertible notes in 2017 and noncontrolling Class B interests in certain NEP OpCo subsidiaries in 2018 and 2019. Subject to certain limitations, the preferred units and convertible notes are convertible into common units by the holders of such units and notes, or, for the preferred units, at NEP’s option under certain circumstances. NEP will have the option, subject to certain limitations and extensions, to purchase the noncontrolling Class B interests. If exercised, NEP has the right to pay a portion of the buyout price in NEP non-voting common units or NEP common units, as specified in the related agreement, issued at the then-current market price of NEP common units, subject to certain limitations. If holders of the preferred units or noncontrolling Class B interests, or any convertible securities issued in the future, were to dispose of a substantial portion of these common units in the public market following such a conversion, whether in a single transaction or series of transactions, it could adversely affect the market price for NEP's common units. These sales, or the possibility that these sales may occur, could make it more difficult for NEP to sell NEP's common units in the future.

In addition, the terms of the preferred units permit NEP, in certain circumstances and subject to certain limitations, to pay the quarterly distributions on the preferred units in the form of additional convertible preferred units (PIK Units). Pursuant to the terms of the preferred units, such quarterly distributions may be paid, at NEP’s option, in (i) PIK Units, (ii) cash, or (iii) a combination of PIK Units and cash.

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

Character of Ownership

The majority of NEP's generating facilities and pipelines are owned by NEP subsidiaries and are currently subject to NEE Equity's 60.8% noncontrolling limited partner interest in NEP OpCo. In addition, a subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline, NEER owns an approximately 50% noncontrolling ownership interest in Silver State and other third-party investors own noncontrolling interests in certain NEP OpCo subsidiaries. Certain of the generating facilities and all of the pipelines are encumbered by liens securing various financings. Additionally, some of the generating facilities and pipelines occupy or use real property that is not owned by NEP subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Unit Data. NEP's common units are traded on the NYSE under the symbol "NEP".

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

NextEra Energy Partners, LP
S&P 500
Peer Group**
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19

	12/14	12/15	12/16	12/17	12/18	12/19
NextEra Energy Partners, LP	100.00	90.89	81.41	143.21	148.56	189.57
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group**	100.00	75.78	76.72	99.44	98.75	137.39

*$100 invested on 12/31/14 in common units or index, including reinvestment of distributions. Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

**Includes Atlantica Yield Plc, Clearway Energy Inc, Nextera Energy Partners, LP, Pattern Energy Group Inc and Terraform Power Inc.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common and preferred unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors. See Note 15 - PG&E Bankruptcy for a discussion of events of default that continue to limit future cash distributions from certain projects.

In February 2020, NEP paid a distribution of $0.5350 per common unit to its unitholders of record on February 6, 2020. See Management's Discussion - Liquidity and Capital Resources - Financing Arrangements and Note 11 - Debt with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay dividends to its unitholders.

At the close of business on January 31, 2019, there were 11 holders of record of NEP's common units.

Preferred Unit Data. In November 2017, NEP issued and sold 14,021,561 preferred units for an aggregate purchase price of approximately $550 million. In both July and November 2019, NEP converted approximately 4,673,852 preferred units into NEP common units. Holders of preferred units receive cumulative quarterly distributions equal to $0.4413 per unit for quarters ending on or before November 15, 2020, which was prorated for the fourth quarter of 2017 and which may be paid, at NEP’s election, in cash, in kind or a combination thereof. For quarters ending after November 15, 2020, holders will receive cumulative quarterly distributions equal to the greater of $0.4413 per unit and the amount that the preferred units would have received if they had converted into common units at the then-applicable conversion rate (see Note 11 - Equity), and NEP may elect to pay up to 1/9th of the subsequent distribution period amounts in kind. The quarterly distribution amount and portion of the distribution that may be paid in kind will be prorated for the fourth quarter of 2020. If NEP fails to pay a distribution during a subsequent distribution period, NEP would be unable to pay any distributions on or redeem or repurchase any junior securities, including the common units, prior to paying the unpaid cash component of the quarterly distribution, including any previously accrued and unpaid cash distributions. During 2019, NEP paid approximately $21 million of preferred distributions and accrued approximately $2 million of preferred unit distributions which were paid in February 2020. In connection with the sale of the preferred units, NEP entered into a registration rights agreement with the purchasers pursuant to which, among other things, beginning on January 1, 2021, the purchasers will have certain rights to require NEP, under certain circumstances, to initiate underwritten offerings for the common units that are issuable upon conversion of the preferred units.

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

During 2019, 2018 and 2017, NEP paid IDR fees of approximately $86 million, $72 million and $60 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, NEP was advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2019, 2018 and 2017, there were no purchases under the program. At December 31, 2019, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Selected Financial Data

The selected financial data below is presented using the basis of accounting relevant to each period. For all periods prior to 2018, the selected financial data represents the consolidated financial results of NEP, including the acquisitions from NEER prior to 2018 (the common control acquisitions). The common control acquisitions were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial data has been retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. All years presented reflect the October 2015 Texas pipelines acquisition. The years ended December 31, 2019 and 2018 also reflect an acquisition in December 2018 and the year ended December 31, 2019 reflects acquisitions in June 2019 and November 2019. See Note 3.

	Years Ended December 31,
	2019	2018	2017	2016	2015
SELECTED DATA OF NEP (millions, except per unit and GWh amounts):
Operating revenues	$855	$771	$807	$772	$501
Net income (loss)(a)	$(404)	$267	$114	$383	$107
Net income (loss) attributable to NEP(a)	$(88)	$167	$(64)	$83	$10
Earnings (loss) per common unit attributable to NEP - basic(a)	$(1.51)	$3.05	$(1.18)	$1.90	$0.46
Earnings (loss) per common unit attributable to NEP - assuming dilution(a)	$(1.51)	$2.91	$(1.18)	$1.90	$0.46
Distributions paid per common unit	$1.9675	$1.7125	$1.4900	$1.2975	$0.9050
Total assets	$12,256	$9,405	$8,425	$8,691	$8,237
Long-term debt, excluding current maturities	$4,132	$2,728	$4,218	$3,508	$3,334
GWh generated	16,687	11,471	11,117	10,215	7,373
______________________

(a)
The year ended December 31, 2019 reflects higher losses related to NEP's derivative instruments (see Note 7 - Financial Statement Impact of Derivative Instruments). The year ended December 31, 2018 reflects a gain of approximately $153 million (see Note 2 - Disposal of Canadian Holdings). The year ended December 31, 2017 reflects an income tax charge of approximately $100 million, all of which was attributable to NEP, related to tax reform (see Note 5). The year ended December 31, 2016 reflects a favorable fair value adjustment of approximately $189 million.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2019, NEP owned an approximately 39.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 60.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2019, 2018 and 2017, NEP acquired various projects from NEER as discussed in Note 3. The acquisitions from NEER prior to 2018 (common control acquisitions) were considered a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements were retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates. Beginning in January 2018, acquisitions from NEER are no longer treated as common control acquisitions. In addition, on November 13, 2019, a subsidiary of NEP acquired an equity method investment in a natural gas pipeline located in Pennsylvania from third parties. See Note 3.

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

Results of Operations

	Years Ended December 31,
	2019	2018	2017
	(millions)
STATEMENT OF INCOME (LOSS) DATA:
OPERATING REVENUES
Renewable energy sales	$645	$551	$613
Texas pipelines service revenue	210	220	194
Total operating revenues	855	771	807
OPERATING EXPENSES
Operations and maintenance	336	257	248
Depreciation and amortization	259	203	226
Taxes other than income taxes and other	27	21	21
Gain on disposal of Canadian Holdings	—	(153)	—
Total operating expenses	622	328	495
OPERATING INCOME	233	443	312
OTHER INCOME (DEDUCTIONS)
Interest expense	(702)	(248)	(199)
Benefits associated with differential membership interests - net	—	—	119
Equity in earnings of equity method investees	38	41	40
Equity in earnings (losses) of non-economic ownership interests	(4)	15	11
Other - net	5	22	(2)
Total other deductions - net	(663)	(170)	(31)
INCOME (LOSS) BEFORE INCOME TAXES	(430)	273	281
INCOME TAX EXPENSE (BENEFIT)	(26)	6	167
NET INCOME (LOSS)	(404)	267	114
Net income attributable to preferred distributions	(17)	(25)	(3)
Net loss (income) attributable to noncontrolling interests	333	(75)	(175)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(88)	$167	$(64)

2019 Compared to 2018

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs and services provided under natural gas transportation agreements, partly offset by the amortization of intangible assets - PPAs (see Note 2 - Intangible Assets - PPAs). Operating revenues increased $84 million during the year ended December 31, 2019. The increase in renewable energy sales primarily reflects an increase of approximately $170 million related to the projects acquired in December 2018 and June 2019, partly offset by a decrease of $78 million as a result of the sale of Canadian Holdings. Texas pipelines service revenues decreased by approximately $10 million primarily due to the absence of certain deferred revenue recognized in 2018 related to new contracts.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, project acquisitions or expansion opportunities could impact future revenues.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, land payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 13). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses increased $79 million during the year ended December 31, 2019 primarily due to increases of approximately $53 million related to the projects acquired in December 2018 and June 2019 and $23 million in higher other corporate expenses, including higher IDR fees related to growth in NEP's distributions to its common unitholders.

O&M expenses related to the existing portfolio are expected to remain relatively stable from year to year. However, NEP's O&M expenses are likely to increase as NEP acquires new projects.

Depreciation and Amortization
Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on depreciable asset lives and consistent depreciation methodologies. For certain of the renewable energy projects, CITCs are recorded as a reduction in property, plant and equipment - net on the consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense increased $56 million during the year ended December 31, 2019 primarily as a result of approximately $61 million of depreciation related to projects acquired in December 2018 and June 2019.

Gain on Disposal of Canadian Holdings
During the year ended December 31, 2018, a subsidiary of NEP completed the sale of Canadian Holdings and NEP recognized a pre-tax gain of approximately $153 million. See Note 2 - Disposal of Canadian Holdings.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. In 2019, interest expense also reflects approximately $153 million of costs, including cash payments and the write-off of debt issuance costs, primarily related to the retirement of debt associated with Genesis (see Note 15 - PG&E Bankruptcy) and certain wind projects that are being repowered. Interest expense increased approximately $454 million during the year ended December 31, 2019 primarily due to unfavorable mark-to-market activity of $315 million. Interest expense also reflects decreases in interest expense associated with the absence of interest associated with the sale of Canadian Holdings as well as other debt retired in 2019 as discussed above, mostly offset by increases in interest expense related to debt incurred in 2019 (see Note 11 - Debt).

Equity in Earnings (Losses) of Non-Economic Ownership Interests
The decrease in equity in earnings (losses) for non-economic ownership interests for the year ended December 31, 2019 reflects lower earnings at the related projects.

Other - net
The decrease in other - net for the year ended December 31, 2019 primarily reflects the absence of 2018 gains on foreign currency exchange contracts (see Note 7).

Income Taxes

NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the U.S. projects under NEP OpCo. Prior to the sale of Canadian Holdings, NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes and NEER's applicable ownership share of Canadian taxes.

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

For the year ended December 31, 2019, NEP recorded income tax benefit of $26 million on loss before income taxes of $430 million, resulting in an effective tax rate of approximately 6%. The income tax benefit is primarily comprised of income tax benefit of approximately $90 million at the statutory rate of 21% and $5 million of state income tax benefit, partly offset by income tax expense of $70 million related to income tax attributable to noncontrolling interests. See Note 5.

For the year ended December 31, 2018, NEP recorded income tax expense of $6 million on income before income taxes of $273 million, resulting in an effective tax rate of approximately 2%. The income tax expense is primarily comprised of income tax expense of approximately $57 million at the statutory rate of 21%, $17 million of federal income tax expense related to an adjustment to differential membership interests as a result of the change in federal corporate income tax rates due to tax reform (see Note 2 - Noncontrolling Interests) and $10 million of state income taxes, partly offset by income tax benefits of $67 million related to the disposal of Canadian Holdings and $17 million of income tax attributable to noncontrolling interests. See Note 5.

Net Loss (Income) Attributable to Noncontrolling Interests
For 2018 and 2019, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a non-affiliated party's interest in one of the Texas pipelines and the loss allocated to differential membership interest investors. Additionally, for 2019, net income attributable to noncontrolling interests reflects the income allocated to Class B noncontrolling ownership interests and NEER's noncontrolling ownership interest in Silver State. See Note 2 - Noncontrolling Interests.

2018 Compared to 2017

The comparison of the results of operations for the years ended December 31, 2018 and 2017 are included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2018.

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

These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs, although its ability to make future acquisitions, expand or repower existing projects and increase its distributions to common unitholders will depend on its ability to access capital on acceptable terms.

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

Liquidity Position

At December 31, 2019, NEP's liquidity position was approximately $758 million. The table below provides the components of NEP’s liquidity position:

	December 31, 2019	Maturity Date
	(millions)
Cash and cash equivalents	$128
Amounts due under the CSCS agreement	12
Revolving credit facilities(a)	1,250	2024(b)
Less borrowings(b)	(510)
Less issued letters of credit	(122)
Total(c)	$758
____________________

(a)	Excludes credit facilities discussed below due to restrictions on the use of the borrowings. See Note 11 - Debt.

(b)	In February 2020, an additional $50 million was borrowed under the NEP OpCo credit facility and the maturity date was extended until 2025.

(c)	Excludes current restricted cash of approximately $3 million and $8 million at December 31, 2019 and 2018, respectively. See Note 2 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to a $1,250 million revolving credit facility (NEP OpCo credit facility) maturing in February 2025. During 2019, $1,150 million was drawn under the NEP OpCo credit facility and $640 million of the outstanding borrowings under this facility were repaid with proceeds from other financing activities discussed in Note 11. At December 31, 2019, $510 million was outstanding under the NEP OpCo credit facility. For a discussion of the NEP OpCo credit facility, see Note 11 - Debt.

During 2019, an indirect subsidiary of NEP entered into a credit agreement which provides $205 million under a limited-recourse senior secured variable rate term loan and provides up to $270 million under a revolving credit facility (STX Holdings revolving credit facility). Proceeds from any borrowings under the STX Holdings revolving credit facility are available exclusively to fund the cash portion of NEP's repurchase, if any, of the Class B noncontrolling interests related to STX Midstream (see Note 11), subject to certain limitations. At December 31, 2019, $270 million remains available under the STX Holdings revolving credit facility.

During 2017, NEP issued $300 million in aggregate principal amount of convertible notes and NEP OpCo issued $550 million in aggregate principal amount of 4.25% senior notes due September 2024 and $550 million in aggregate principal amount of 4.50% senior notes due September 2027. During 2019, NEP OpCo issued $700 million in aggregate principal amount of 4.25% senior notes due July 2024 and $500 million in aggregate principal amount of 3.875% senior notes due October 2026. See Note 11 - Debt.

In 2019, indirect subsidiaries of NEP entered into a credit agreement (Meade credit agreement) which provides up to $915 million under three limited-recourse senior secured variable rate term loans to finance a portion of the Meade acquisition and the expansion (see Note 3). At December 31, 2019, approximately $90 million remains available under the Meade credit agreement to fund the expansion. See Note 11 - Debt.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At December 31, 2019, NEP's subsidiaries were in compliance with all financial debt covenants under their financings other than as discussed in Note 15 - PG&E Bankruptcy.

Equity Arrangements

In 2019, NEP converted approximately 9.35 million Series A convertible preferred units into NEP common units on a one-for-one basis. See Note 11 - Equity.

In 2019 and 2018, NEP issued and sold noncontrolling Class B interests in certain of its subsidiaries. NEP has buyout rights, subject to certain limitations and extensions, under which NEP has the right to pay a portion of the buyout price in NEP non-voting common units or NEP common units, as specified in the related agreement. The Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which could increase if certain minimum buyout rights are not exercised or are not exercised during a certain period. See Note 11 - Equity.

NEP established an at-the-market equity issuance program (ATM program) in 2015 pursuant to which NEP may issue, from time to time, up to $150 million of its common units which gives NEP the flexibility to issue new units when the price is acceptable. In July 2018, NEP implemented a $150 million ATM program which replaced its prior program. At December 31, 2019, NEP may issue up to approximately $64 million in additional common units under the ATM program.

In July 2018, NEP filed a shelf registration statement with the SEC, which became effective upon filing, for an unspecified amount of securities. The amount of securities issuable by NEP is established from time to time by its board of directors. Securities that may be issued under the registration statement include common units, preferred units, warrants, rights, debt securities, equity purchase contracts and equity purchase units.

Contractual Obligations

NEP's contractual obligations at December 31, 2019 were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Debt, including interest(a)	$476	$169	$170	$372	$1,908	$2,045	$5,140
Other contractual obligations(b)	235	45	25	13	14	139	471
Asset retirement activities(c)	—	—	—	—	—	566	566
MSA and credit support(d)	8	8	8	8	8	182	222
Total	$719	$222	$203	$393	$1,930	$2,932	$6,399
____________________

(a)
Includes principal, interest, fees on credit facilities and interest rate swaps. Variable rate interest was computed using December 31, 2019 rates. Such amounts reflect scheduled payments under the financing agreements for debt in default as the lenders have not issued any acceleration notices. See Note 11 - Debt.

(b)
Primarily reflects commitments related to construction activities (see Note 15 - Development, Engineering and Construction Commitments), lease payment obligations (see Note 14) and payments related to the acquisition of certain development rights.

(c)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(d)	Represents minimum fees under the MSA and CSCS agreement. See Note 13.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements by the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2019 and 2018, NEP had capital expenditures of approximately $93 million and $23 million, respectively, excluding the purchase prices of acquired projects. Subject to regulatory approvals, NEP expects to have capital expenditures totaling approximately $128 million related to a potential expansion investment at one of the Texas pipelines expected to be in-service during the fourth quarter of 2020 and $90 million of additional investment in CPL related to an expansion scheduled for commercial operation by mid-2022. In addition, NEP expects to have capital expenditures totaling approximately $200 million related to the repowering investments at two wind generation facilities expected to be completed in 2020. See Note 15 - Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common and preferred unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind resource, maintenance and outage schedules, timing of debt service and other factors. See Note 15 - PG&E Bankruptcy for a discussion of events of default that continue to limit future cash distributions from certain projects.

During 2019 and 2018, NEP distributed approximately $115 million and $94 million, respectively, to its common unitholders. In addition, NEP paid approximately $35 million in distributions to its common unitholders and $2 million in distributions to its preferred unitholders in February 2020.

Credit Ratings

NEP’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. At February 18, 2020, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEP:

	Moody's(a)	S&P(a)	Fitch(a)
NEP corporate credit rating(b)	Ba1	BB	BB+
_________________________

(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

Cash Flows

The following table reflects the changes in cash flows for the comparative periods:

	Years Ended December 31,
	2019	2018	2017
	(millions)
Net cash provided by operating activities	$346	$362	$413
Net cash used in investing activities	$(2,349)	$(763)	$(1,368)
Net cash provided by financing activities	$1,969	$371	$959

Net Cash Provided by Operating Activities

The net decrease in cash provided by operating activities in 2019 compared to 2018 was primarily driven by the 2018 sale of Canadian Holdings, the absence of distributions from the equity method investment in Desert Sunlight and higher corporate operating expenses, including higher IDR fees. This decrease was partly offset by cash flows from the investments in projects acquired in December 2018, June 2019 and November 2019.

Net Cash Used in Investing Activities

	Years Ended December 31,
	2019	2018	2017
	(millions)
Acquisitions of membership interests in subsidiaries - net	$(2,322)	$(1,283)	$(1,074)
Capital expenditures	(93)	(25)	(349)
Proceeds from the sale of Canadian Holdings - net	—	517	—
Proceeds from CITCs	—	3	77
Payments from (to) related parties under CSCS agreement - net	54	21	(22)
Other	12	4	—
Net cash used in investing activities	$(2,349)	$(763)	$(1,368)

The increase in cash used in investing activities during 2019 was driven by the 2019 acquisitions described in Note 3, the absence of the proceeds from the 2018 sale of Canadian Holdings (see Note 2 - Disposal of Canadian Holdings) and higher capital expenditures related to certain construction activities (see Note 15 - Development, Engineering and Construction Commitments).

Net Cash Provided by Financing Activities

	Years Ended December 31,
	2019	2018	2017
	(millions)
Proceeds from issuance of common units – net	$2	$86	$—
Proceeds from issuance of preferred units – net	—	—	548
Issuances (retirements) of long-term debt – net	588	(233)	695
Partners/Members' contributions	14	36	316
Partners/Members' distributions	(362)	(281)	(307)
Proceeds related to differential membership interests - net	36	35	8
Payment of acquisition holdback	—	—	(186)
Proceeds related to Class B noncontrolling interests - net	1,765	750	—
Debt issuance costs	(48)	—	(24)
Other	(26)	(22)	(91)
Net cash provided by financing activities	$1,969	$371	$959

The increase in cash provided by financing activities in 2019 is primarily due to higher net proceeds related to Class B noncontrolling interests and debt issuances in 2019 compared to debt retirements in 2018, partly offset by higher distributions and lower proceeds from the issuance of common units.

The comparison of the cash flows for the years ended December 31, 2018 and 2017 are included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2018.

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

The projects located in Canada were not included in the consolidated U.S. tax filing of NEE, as they were excluded from the U.S. federal income tax group. Canadian corporations that filed separate Canadian income tax returns had taxes provided herein on that basis. Canadian entities that were Canadian limited partnerships from which virtually all of the tax attributes flow through to the owner, a Canadian corporation, which was not a predecessor entity, had no taxes provided for the period before acquisition. None of the income nor any tax attributes of the flow through entities flow through to a U.S. taxpayer and were not reflected in any U.S. tax return. No U.S. income taxes were provided with regard to these entities for periods prior to the NEP acquisition date.

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

Business Combinations

Certain assumptions and estimates are employed in determining the fair value of assets acquired, evaluating the fair value of liabilities assumed, as well as in determining the allocation of goodwill to a reporting unit. These estimates may be affected by factors such as changing market conditions, technological advances in the energy industry or changes in regulations governing that industry. Other key inputs that require judgment include discount rates, comparable market transactions, estimated useful lives and probability of future transactions. The most significant assumptions requiring the most judgment involve identifying and estimating the fair value of intangible assets and property, plant and equipment and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant transactions, NEP may utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets and property, plant and equipment. The allocation of the purchase price may be modified up to one year from the date of the acquisition if new information is obtained about the fair value of assets acquired and liabilities assumed. See Note 3.

Goodwill and Other Intangible Assets

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2019 and determined, based on the results, that no goodwill impairment charge was required.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2019, approximately 12% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense as the remaining balance was either fixed rate debt or financially hedged. At December 31, 2019, the estimated fair value of NEP's long-term debt was approximately $4.2 billion and the carrying value of the long-term debt was $4.1 billion. See Note 6 - Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $87 million at December 31, 2019.

At December 31, 2019, NEP had interest rate contracts with a notional amount of approximately $6.9 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at December 31, 2019 would increase by approximately $300 million.

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

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2019.

NEP's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on NEP's consolidated financial statements and an opinion on NEP's internal control over financial reporting. Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions. These reports appear on the following pages.

JAMES L. ROBO	REBECCA J. KUJAWA
James L. Robo Chairman of the Board and Chief Executive Officer NextEra Energy Partners, LP	Rebecca J. Kujawa Chief Financial Officer NextEra Energy Partners, LP

JAMES M. MAY
James M. May Controller and Chief Accounting Officer NextEra Energy Partners, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of NEP and our report dated February 18, 2020 expressed an unqualified opinion on those financial statements.

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
February 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEP as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEP’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020 expressed an unqualified opinion on NEP’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Noncontrolling Interest, Income Allocation and Asset Valuation - Refer to Notes 2, 3 and 11 to the financial statements
Critical Audit Matter Description
In March 2019, NEP and its affiliates entered into a Membership Interest Purchase Agreement with a third party to finance the acquisition of wind and solar assets from NextEra Energy, Inc. (NEE). The third-party investor (Class B Investor) contributed $900 million for 100% of a noncontrolling Class B membership interest in NEP Renewable II, LLC. The joint venture agreement contained cash and income allocations that differ from the ownership percentages which results in accounting that requires the application of hypothetical liquidation of book value (HLBV) accounting. The application of HLBV required significant consideration of the allocations between NEP and the Class B Investor over the life of the agreement, the call option and the liquidation provisions of the agreement to determine the appropriate methodology for allocating income between the parties. NEP’s allocation of the purchase price among acquired assets required management to make estimates and assumptions related to the future cash flows and the discount rate in determining and assigning fair value.
The accounting and reporting for this transaction required an increased extent of audit effort and specialized skill and knowledge with respect to the appropriateness of the accounting model based on the provisions of the agreement. Auditing the unobservable inputs used by management to estimate the fair value of the acquired assets involved subjective judgments and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:

•	We tested the effectiveness of controls over purchase accounting, including NEP’s review of the third-party specialist’s valuation report.

•	We tested the effectiveness of NEP’s controls over the accounting and reporting for the transaction and the Class B

Investor’s non-controlling interest (NCI) and income allocation.

•	We read the joint venture agreement to evaluate the business purpose of the transaction.

•
We used our firm specialist resources to assist in auditing management’s conclusions through an accounting consultation. The accounting consultation included evaluation of the terms of the agreement to determine the appropriateness of the accounting conclusions reached regarding the application of HLBV accounting.

•	We tested the initial recording of the NCI balance related to the Class B Investor and the income allocation to the Class B Investor for the period.

•	We evaluated the competency of the third party specialist engaged by NEP to perform the valuation. We read and tested the third party valuation report.

•	We assessed the reasonableness of management’s future cash flows by comparing the projections to historical results and similar companies acquired in previous years.

•	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 18, 2020

We have served as NEP's auditor since 2014.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES
Renewable energy sales	$645	$551	$613
Texas pipelines service revenue	210	220	194
Total operating revenues(a)	855	771	807
OPERATING EXPENSES
Operations and maintenance(b)	336	257	248
Depreciation and amortization	259	203	226
Taxes other than income taxes and other	27	21	21
Gain on disposal of Canadian Holdings	—	(153)	—
Total operating expenses	622	328	495
OPERATING INCOME	233	443	312
OTHER INCOME (DEDUCTIONS)
Interest expense	(702)	(248)	(199)
Benefits associated with differential membership interests - net	—	—	119
Equity in earnings of equity method investees	38	41	40
Equity in earnings (losses) of non-economic ownership interests	(4)	15	11
Other - net	5	22	(2)
Total other deductions - net	(663)	(170)	(31)
INCOME (LOSS) BEFORE INCOME TAXES	(430)	273	281
INCOME TAX EXPENSE (BENEFIT)	(26)	6	167
NET INCOME (LOSS)	(404)	267	114
Net income attributable to preferred distributions	(17)	(25)	(3)
Net loss (income) attributable to noncontrolling interests(c)	333	(75)	(175)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(88)	$167	$(64)

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic	$(1.51)	$3.05	$(1.18)
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$(1.51)	$2.91	$(1.18)
____________________

(a)	Includes related party revenues of approximately $8 million, $4 million and $9 million for 2019, 2018 and 2017, respectively.

(b)
Includes operations and maintenance (O&M) expenses related to renewable energy projects of approximately $182 million, $128 million and $132 million and O&M expenses related to the Texas pipelines of $47 million, $45 million and $44 million for 2019, 2018 and 2017, respectively. Total O&M expenses presented includes related party amounts of approximately $116 million, $97 million and $88 million for 2019, 2018 and 2017, respectively.

(c)	For 2017, net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2019	2018	2017
NET INCOME (LOSS)	$(404)	$267	$114
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $1 tax expense and $2 tax expense, respectively)	(6)	2	5
Net unrealized gains (losses) on foreign currency translation (net of $0, $1 tax benefit and $1 tax expense, respectively)	—	(6)	7
Other comprehensive income related to equity method investee (net of $0 tax expense, $2 tax benefit and $1 tax benefit, respectively)	2	6	5
Total other comprehensive income (loss), net of tax	(4)	2	17
Impact of disposal of Canadian Holdings (net of $0, $3 tax expense, and $0, respectively)	—	107	—
COMPREHENSIVE INCOME (LOSS)	(408)	376	131
Comprehensive income attributable to preferred distributions	(17)	(25)	(3)
Comprehensive loss (income) attributable to noncontrolling interests(a)	335	(192)	(188)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(90)	$159	$(60)
____________________

(a)	For 2017, comprehensive income attributable to noncontrolling interests includes the pre-acquisition comprehensive income of the common control acquisitions. See Note 2 - Basis of Presentation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$128	$147
Accounts receivable	79	63
Other receivables	173	17
Due from related parties	17	68
Other current assets	36	45
Total current assets	433	340
Non-current assets:
Property, plant and equipment - net	6,970	6,770
Intangible assets - PPAs - net	1,655	617
Intangible assets - customer relationships - net	627	644
Goodwill	609	584
Investments in equity method investees	1,653	214
Deferred income taxes	172	108
Other non-current assets	137	128
Total non-current assets	11,823	9,065
TOTAL ASSETS	$12,256	$9,405
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$122	$10
Due to related parties	58	45
Current portion of long-term debt	12	707
Accrued interest	40	31
Accrued property taxes	21	19
Other current liabilities	48	47
Total current liabilities	301	859
Non-current liabilities:
Long-term debt	4,132	2,728
Asset retirement obligation	139	95
Derivatives	417	104
Non-current due to related party	34	34
Other non-current liabilities	167	47
Total non-current liabilities	4,889	3,008
TOTAL LIABILITIES	5,190	3,867
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (4.7 and 14.0 units issued and outstanding, respectively)	183	548
Common units (65.5 and 56.1 units issued and outstanding, respectively)	2,008	1,804
Accumulated other comprehensive loss	(8)	(6)
Noncontrolling interests	4,883	3,192
TOTAL EQUITY	7,066	5,538
TOTAL LIABILITIES AND EQUITY	$12,256	$9,405

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(404)	$267	$114
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	259	203	226
Intangible amortization - PPAs	72	—	—
Change in value of derivative contracts	323	60	11
Deferred income taxes	(26)	23	162
Benefits associated with differential membership interests - net	—	—	(119)
Equity in earnings of equity method investees, net of distributions received	(23)	8	7
Equity in losses (earnings) of non-economic ownership interests	4	(15)	(11)
Gain on disposal of Canadian Holdings	—	(153)	—
Costs related to retirement of debt - net	153	—	—
Other - net	12	(4)	11
Changes in operating assets and liabilities:
Other current assets	(17)	(10)	(6)
Other non-current assets	(1)	5	(3)
Other current liabilities	(6)	(26)	35
Other non-current liabilities	—	4	(14)
Net cash provided by operating activities	346	362	413
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of membership interests in subsidiaries - net	(2,322)	(1,283)	(1,074)
Capital expenditures	(93)	(25)	(349)
Proceeds from the sale of Canadian Holdings - net	—	517	—
Proceeds from CITCs	—	3	77
Payments from (to) related parties under CSCS agreement - net	54	21	(22)
Other	12	4	—
Net cash used in investing activities	(2,349)	(763)	(1,368)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	2	86	—
Proceeds from issuance of preferred units - net	—	—	548
Issuances of long-term debt	3,380	750	1,880
Retirements of long-term debt	(2,792)	(983)	(1,185)
Debt issuance costs	(48)	—	(24)
Capped call transaction including fees	—	—	(13)
Partners/Members' contributions	14	36	316
Partners/Members' distributions	(362)	(281)	(307)
Preferred unit distributions	(21)	(22)	—
Proceeds on sale of Class B noncontrolling interests - net	1,788	750	—
Payments to Class B noncontrolling interests investors	(23)	—	—
Proceeds from differential membership investors	66	56	33
Payments to differential membership investors	(30)	(21)	(25)
Other, primarily change in amounts due to related parties	(5)	—	(78)
Payment of acquisition holdback	—	—	(186)
Net cash provided by financing activities	1,969	371	959
Effect of exchange rate changes on cash	—	(2)	3
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(34)	(32)	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF YEAR	166	198	191
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF YEAR	$132	$166	$198
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$162	$171	$163
Cash paid for income taxes	$1	$5	$—
Members’ noncash contributions for construction costs and other	$11	$—	$13
Change in noncash investments in equity method investees - net	$12	$2	$7
Partners/Members' noncash distributions	$3	$17	$—
Asset retirement obligation additions	$—	$—	$3
Accrued but not paid for capital and other expenditures	$10	$1	$2
Noncash member contribution upon transition from predecessor method	$—	$—	$3
Accrued preferred distributions	$2	$6	$3

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Preferred Units		Common Units
	Units	Amount	Units	Amount		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests		Total Equity
Balances, December 31, 2016	—	$—	54.2	$1,747		$(3)	$833		$2,577
Limited partners/related party contribution and transition	—	—	—	51	(a)	—	(3)	(b)	48
Issuance of common units - net	—	—	0.1	1		—	—		1
Acquisitions of membership interests in subsidiaries and equity method investee	—	—	—	—		—	(1,074)		(1,074)
Issuance of preferred units - net	14	548	—	—		—	—		548
Capped call transaction	—	—	—	(13)		—	—		(13)
Related party note receivable	—	—	—	—		—	7		7
Net income(c)	—	3	—	(64)		—	175		114
Other comprehensive income	—	—	—	—		4	13		17
Related party contributions	—	—	—	—		—	321		321
Related party distributions	—	—	—	—		—	(226)		(226)
Changes in non-economic ownership interests	—	—	—	—		—	(12)		(12)
Distributions to unitholders(d)	—	(3)	—	(81)		—	—		(84)
Balances, December 31, 2017	14	548	54.3	1,641		1	34		2,224
Limited partners/related party contribution and transition	—	—	—	(3)	(a)	1	—		(2)
Issuance of common units - net	—	—	1.8	86		—	—		86
Acquisition of subsidiaries with differential membership interests	—	—	—	—		—	941		941
Related party note receivable	—	—	—	—		—	31		31
Net income	—	25	—	167		—	75		267
Other comprehensive income (loss)	—	—	—	—		(10)	12		2
Related party contributions	—	—	—	—		—	4		4
Related party distributions	—	—	—	—		—	(204)		(204)
Changes in non-economic ownership interests	—	—	—	—		—	(7)		(7)
Other differential membership investment activity	—	—	—	—		—	35		35
Distributions to unitholders(d)	—	(25)	—	(94)		—	—		(119)
Sale of Class B noncontrolling interest - net	—	—	—	—		—	750		750
Disposal of Canadian Holdings	—	—	—	—		2	105		107
Adoption of accounting standards update	—	—	—	7		—	1,416		1,423
Balances, December 31, 2018	14.0	548	56.1	1,804		(6)	3,192		5,538
Issuance of common units - net(e)	(9.3)	(365)	9.4	407		—	—		42
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—		—	462		462
Related party note receivable	—	—	—	—		—	2		2
Net income (loss)	—	17	—	(88)		—	(333)		(404)
Other comprehensive loss	—	—	—	—		(2)	(2)		(4)
Related party contributions	—	—	—	—		—	23		23
Related party distributions	—	—	—	—		—	(249)		(249)
Changes in non-economic ownership interests	—	—	—	—		—	(12)		(12)
Other differential membership investment activity	—	—	—	—		—	36		36
Payments to Class B noncontrolling interest investors	—	—	—	—		—	(23)		(23)
Distributions to unitholders(d)	—	(17)	—	(115)		—	—		(132)
Sale of Class B noncontrolling interests - net	—	—	—	(2)		—	1,788		1,786
Other - net	—	—	—	2		—	(1)		1
Balances, December 31, 2019	4.7	$183	65.5	$2,008		$(8)	$4,883		$7,066
____________________________

(a)	Deferred tax asset recognized by NEP related to NEP equity issuances and/or acquisition of subsidiary membership interests.
(b)	Related party noncash contributions, net, upon transition from predecessor accounting method.
(c)	Net income attributable to noncontrolling interests includes the pre-acquisition net income of the common control acquisitions. See Note 2 - Basis of Presentation.
(d)
Distributions per common unit were $1.9675, $1.7125 and $1.49 for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, approximately $2 million of preferred unit distributions were accrued and are payable in February 2020.

(e)
In 2019, NEP converted approximately 9.3 million Series A convertible preferred units into NEP common units on a one-for-one basis and recognized a deferred tax asset of approximately $39 million related to the issuance of NEP common units.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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

NEP OpCo is a limited partnership with a general partner and limited partners. NEP consolidates the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2019, NEP owned an approximately 39.2% limited partner interest in NEP OpCo's common units and NEE Equity owned a noncontrolling 60.8% limited partner interest in NEP OpCo's common units.

In connection with the IPO, NEP acquired a portfolio of clean, contracted renewable energy assets including wind and solar energy generating facilities located in the United States (U.S.) and Canada. Subsequent to the IPO, NEP expanded its portfolio through the acquisition of additional interests in wind and solar generating facilities from NextEra Energy Resources, LLC (NEER), as well as the 2015 acquisition of interests in seven natural gas pipeline assets located in Texas (Texas pipelines) and the 2019 acquisition of an interest in a natural gas pipeline located in Pennsylvania from third parties. See Note 3. In 2018, NEP's interests in wind and solar energy generating facilities located in Canada were sold to a third party. See Note 2 - Disposal of Canadian Holdings.

2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - NEP’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The consolidated financial statements include NEP’s accounts and operations and those of its subsidiaries in which NEP has a controlling interest. The acquisitions from NEER in 2017 described in Note 3 (the common control acquisitions) were a transfer of assets between entities under common control, which required them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the consolidated financial statements were retrospectively adjusted to include the historical results of the common control acquisitions prior to their respective acquisition dates. Adjustments related to the historical results of the common control acquisitions were attributable to noncontrolling interests for all periods prior to the date the project was acquired by NEP.

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

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of NextEra Energy Canada Partners Holdings, ULC and subsidiaries (Canadian Holdings) for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments of approximately $1 million. In addition, the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 megawatts (MW). NEP recognized a gain of approximately $153 million ($201 million after tax). Income before income taxes associated with Canadian Holdings, excluding the financial statement impacts resulting from the sale in 2018, was approximately $47 million and $68 million for the years ended December 31, 2018 and 2017, respectively.

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

In 2019, 2018 and 2017, approximately $125 million, $234 million and $275 million, respectively, of NEP's consolidated revenues were attributable to foreign countries, primarily related to its contract with a Mexican counterparty and, prior to the sale of Canadian Holdings in 2018, its Canadian operations.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes - NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the U.S. projects under NEP OpCo. Prior to the sale of Canadian Holdings, NEP's former Canadian subsidiaries were all Canadian taxpayers, and therefore NEP recognized in income all of the Canadian taxes. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes and, prior to the sale, NEER's applicable ownership share of Canadian taxes.

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

Equity - Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. NextEra Energy Partners GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2019 and 2018.

Limited partners' equity in common units at December 31, 2019 and 2018 reflects the investment of NEP common unitholders, changes to net income attributable to NEP, distributions of available cash to common unitholders and other contributions from or distributions to NEP common unitholders. Accumulated other comprehensive loss at December 31, 2019 and 2018 reflects comprehensive income (loss) attributable to NEP.

Noncontrolling Interests - Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity on NEP’s consolidated balance sheets. At December 31, 2019, NEE Equity's 60.8% noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, NEER's approximately 50% noncontrolling ownership interest in Silver State, the interests related to differential membership interests discussed below and the Class B noncontrolling ownership interests discussed below are reflected as noncontrolling interests on NEP's consolidated balance sheets.

Prior to being acquired by NEP, certain subsidiaries of NEER sold Class B membership interests in entities that have ownership interests in 20 wind projects (differential membership interests) to third-party investors. Although the third-party investors own equity interests in the wind projects, NEP retains a controlling interest in the entities as of December 31, 2019 and therefore presents the differential membership interests as noncontrolling interests. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEP. NEP has the unilateral right to call the third-party interests at specified amounts if and when the flip date occurs. Pursuant to previous accounting guidance, prior to 2018, the proceeds received on the sale of the differential membership interests were deferred and recorded as a liability on NEP's consolidated balance sheets. The deferred amount was being recognized in benefits associated with differential membership interests - net in NEP's consolidated statements of income (loss) as the third-party investors received their portion of the economic attributes. NEP operates and manages the 20 wind projects, and consolidates the entities that directly and indirectly own the 20 wind projects.

During 2018 and 2019, subsidiaries of NEP sold Class B noncontrolling membership interests in NEP Renewables, LLC (NEP Renewables), NEP Renewables II, LLC (NEP Renewables II), NextEra Energy Partners Pipelines, LLC (NEP Pipelines) and South Texas Midstream, LLC (STX Midstream) (collectively, Class B noncontrolling ownership interests). See Note 11 - Equity. The NEP subsidiaries selling the Class B noncontrolling ownership interests retain controlling interests in the related entities as of December 31, 2019 and therefore NEP presents the Class B noncontrolling ownership interests as noncontrolling interests.

For the differential membership interests and Class B noncontrolling interests, NEP has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each investment but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party, in hypothetical liquidation, would achieve its targeted return, NEP attributes the additional hypothetical proceeds to the differential membership interests based on the call price.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the noncontrolling interests, other than the differential membership interests and the Class B noncontrolling interests, net income (loss) is allocated based on the respective ownership percentages. Thus, the impact of the net income (loss) attributable to the Class B noncontrolling ownership interests and the differential membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on their respective ownership percentage of NEP OpCo. Distributions related to the noncontrolling interests, other than the differential membership interests and Class B noncontrolling interests, are reflected as Partners/Members' distributions in NEP's consolidated statements of cash flows. Details of the activity in noncontrolling interests for the years ended December 31, 2019 and 2018 are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo, Silver State and Texas pipeline	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2017	$—	$—	$34	$34
Sale of Class B noncontrolling interest - net	750	—	—	750
Acquisition of subsidiaries with differential membership interests	—	941	—	941
Related party note receivable	—	—	31	31
Net income (loss) attributable to noncontrolling interests(a)	1	(370)	444	75
Other comprehensive income	—	—	12	12
Related party contributions	—	—	4	4
Related party distributions	—	—	(204)	(204)
Changes in non-economic ownership interests	—	—	(7)	(7)
Differential membership investment contributions, net of distributions	—	35	—	35
Disposal of Canadian Holdings	—	—	105	105
Adoption of accounting standards update	—	1,413	3	1,416
Balances, December 31, 2018	751	2,019	422	3,192
Sales of Class B noncontrolling interests - net	1,788	—	—	1,788
Acquisition of subsidiary with noncontrolling interests	—	—	462	462
Related party note receivable	—	—	2	2
Net income (loss) attributable to noncontrolling interests	112	(257)	(188)	(333)
Other comprehensive loss	—	—	(2)	(2)
Related party contributions	—	—	23	23
Related party distributions	—	—	(249)	(249)
Changes in non-economic ownership interests	—	—	(12)	(12)
Differential membership investment contributions, net of distributions	—	36	—	36
Payments to Class B noncontrolling interest investors	(23)	—	—	(23)
Other	—	—	(1)	(1)
Balances, December 31, 2019	$2,628	$1,798	$457	$4,883
____________________

(a)
Net loss attributable to differential membership interests includes approximately $231 million ($211 million after tax) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible investment tax credits (CITCs) of approximately $703 million at both December 31, 2019 and 2018, are recorded as a reduction in property, plant and equipment - net on NEP's consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. At December 31, 2019, other receivables on NEP's consolidated balance sheets includes a CITC receivable of approximately $124 million associated with one of its solar projects. At December 31, 2019, corresponding liabilities of approximately $100 million and $12 million related to the CITC payments required to be paid to the third party who constructed the project are reflected as accounts payable and accrued expenses and other current liabilities, respectively, and $12 million of CITC payments to be paid to NEER are reflected as current due to related parties on NEP's consolidated balance sheets.

Cash and Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on NEP's consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2019 and 2018.

Restricted Cash - At December 31, 2019 and 2018, NEP had approximately $3 million and $8 million, respectively, of restricted cash included in other current assets and, in 2018, approximately $11 million of restricted cash included in other non-current assets on NEP's consolidated balance sheets. Restricted cash at December 31, 2019 is primarily related to collateral deposits from a counterparty and, at December 31, 2018, is primarily related to amounts held by certain subsidiaries to pay for certain capital or operating expenditures, as well as to fund required equity contributions pursuant to restrictions contained in the subsidiaries' debt agreements. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk - Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. The majority of NEP's counterparties are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2019 have been collected.

During 2019, NEP derived approximately 16% and 15% of its consolidated revenue from its contracts with Pacific Gas and Electric Company (PG&E) and Mex Gas Supply S.L., respectively. See Note 15 - PG&E Bankruptcy.

Inventories - Spare parts inventories are carried at the lower of weighted-average cost and net realizable value and are included in other current assets on NEP’s consolidated balance sheets. Spare parts inventories were approximately $20 million and $19 million at December 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets - Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2019 and 2018, no impairment adjustments were necessary.

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

Intangible Asset - Customer Relationships - At December 31, 2019 and 2018, NEP's consolidated balance sheets reflect intangible asset - customer relationships related to the acquisition of the Texas pipelines in 2015. Intangible asset - customer relationships are amortized on a straight-line basis over the estimated useful life of approximately 40 years. For each of the years ended December 31, 2019, 2018 and 2017, amortization expense was approximately $17 million and is expected to be approximately $17 million in each of the next five years.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Asset - PPAs - At December 31, 2019 and 2018, NEP's consolidated balance sheets reflect intangible asset - PPAs primarily related to the acquisitions from NEER in 2019 and 2018 (see Note 3). Intangible asset - PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs, which approximates the period giving rise to the value. At December 31, 2019, amortization of the intangible asset - PPAs is expected to be approximately $103 million in each of the next five years.

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

Long-term Debt Costs - NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other non-current liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $42 million of debt issuance costs during the year ended December 31, 2019. The amortization of debt issuance costs totaled approximately $11 million, $12 million and $11 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in interest expense in NEP’s consolidated statements of income (loss). In addition, NEP wrote-off approximately $22 million of debt issuance costs during 2019 due to the retirement of the related debt. See Note 11 - Debt.

Asset Retirement Obligations - Asset retirement obligations are those for which a legal obligation exists under laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing or method of settlement may be conditioned on a future event.

NEP accounts for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in NEP’s consolidated statements of income (loss). Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when the asset retirement cost is depleted.

NEP recorded accretion expense of approximately $6 million, $4 million and $4 million in the years ended December 31, 2019, 2018 and 2017. Additional AROs were established amounting to approximately $38 million in 2019 and $24 million in 2018 related to the acquisitions from NEER (see Note 3), partly offset by a decrease in 2018 of $13 million related to the sale of Canadian Holdings.

Investments in Unconsolidated Entities - NEP accounts for the investments in its unconsolidated entities under the equity method. NEP’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings of equity method investees and equity in earnings (losses) of non-economic ownership interests in NEP's consolidated statements of income (loss). NEP records losses of the unconsolidated entities only to the extent of its investment unless there is an obligation to provide further financial support for the investee. All equity in earnings (losses) of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 9 and Note 10.

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

Leases - NEP determines if an arrangement is a lease at inception. NEP recognizes a right-of-use (ROU) asset and a lease liability for operating leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. NEP has elected not to apply the recognition requirements to short-term leases and not to separate nonlease

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

components from associated lease components for substantially all classes of underlying assets. ROU assets are included primarily in noncurrent other assets and lease liabilities are included in current and noncurrent other liabilities on NEP's consolidated balance sheets. Operating lease expense is included in O&M expense and amortization expense is included in depreciation and amortization expense in NEP’s consolidated statements of income (loss). See Note 14.

3. Acquisitions

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

In November 2017, a subsidiary of NEP completed the acquisition from NEER of (1) Javelina Wind Funding, LLC, which indirectly owns an approximately 250 MW wind generation facility located in Texas; (2) Nokota Wind Holdings, LLC, which indirectly owns two wind generation facilities with a combined generating capacity of 299 MW located in North Dakota; and (3) an additional indirect approximately 26% interest in Desert Sunlight Investment Holdings, LLC (Desert Sunlight), for approximately $812 million, plus working capital of $20 million and the assumption of $459 million in existing liabilities related to differential membership interests. NEER retained an interest in Desert Sunlight which owns two project entities, that together make up the Desert Sunlight Solar Energy Center, a 550 MW solar generation plant located in California, and remains the managing member.

The acquisitions from NEER in 2017 discussed above are collectively referred to as the common control acquisitions. The common control acquisitions were transfers of assets between entities under common control, which require them to be accounted for as if the transfers occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, NEP's consolidated financial statements were retrospectively adjusted to include the historical results and financial position of the common control acquisitions prior to their respective acquisition dates.

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

In December 2018, a subsidiary of NEP completed the acquisition from NEER of NEP Renewables, which owns (1) Breckinridge Wind Class A Holdings, LLC, which indirectly owns an approximately 98 MW wind generation facility located in Oklahoma, (2) Carousel Wind Holdings, LLC, which indirectly owns an approximately 150 MW wind generation facility located in Colorado, (3) Monarch Wind Holdings, LLC, which indirectly owns two wind generation facilities with a combined generating capacity of approximately 450 MW located in Texas and Oklahoma, (4) Mountain View Solar Holdings, LLC, which indirectly owns a 20 MW solar generation facility located in Nevada, (5) Pacific Plains Wind Class A Holdings, LLC, which indirectly owns three wind generation facilities with a combined generating capacity of approximately 255 MW, located in Indiana, Nebraska and California and (6) Palomino Wind Holdings, LLC, which indirectly owns three wind generation facilities located in Kansas with a combined generating capacity of approximately 415 MW. The purchase price included approximately $1,275 million in cash consideration plus working capital of $29 million, and included the assumption of approximately $941 million in existing noncontrolling interests related to differential membership interests and $38 million of existing debt. NEP incurred approximately $1 million in acquisition-related costs during the year ended December 31, 2018 which are reflected in other - net in NEP's consolidated statements of income (loss).

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on December 20, 2018 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interests, were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The amount by which the total net identifiable assets at fair value exceeded the total consideration transferred is reflected in other - net in NEP's consolidated statements of income (loss) during the year ended December 31, 2018.

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

•
100% of the Class C membership interests in Rosmar Holdings, LLC (Rosmar), which represents a 49.99% noncontrolling ownership interest in two solar generation facilities, Marshall and Roswell, with a total combined generating capacity of approximately 132 MW located in Minnesota and New Mexico, respectively; and

•
49.99% of the membership interests, representing a controlling ownership interest, in Silver State South Solar, LLC (Silver State), which indirectly owns a 250 MW solar generation facility located in Nevada.

NEER retained ownership interests in Rosmar and Silver State and remains the managing member of Rosmar. Thus, NEP's interest in Rosmar is reflected within investments in equity method investees on the consolidated balance sheets. NEER's remaining interest in Silver State is reflected within noncontrolling interests on the consolidated balance sheets (see Note 2 - Noncontrolling Interests).

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the preliminary amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the June 2019 acquisition:

As of June 11, 2019
(millions)
Total consideration transferred	$1,032
Identifiable assets acquired and liabilities assumed
Cash	$4
Accounts receivable, other receivables and prepaid expenses	159
Property, plant and equipment – net	400
Intangible assets – PPAs	1,080
Goodwill	14
Other non-current assets	133
Accounts payable, accrued expenses and other current liabilities	(132)
Other non-current liabilities	(154)
Noncontrolling interest	(472)
Total net identifiable assets, at fair value	$1,032

During 2019, NEP recorded adjustments to the preliminary purchase price allocation based on a final valuation report which increased intangible assets - PPAs, goodwill and other non-current liabilities by approximately $30 million, $11 million and $1 million, respectively, and decreased property, plant and equipment - net and noncontrolling interests by $50 million and $10 million, respectively.

In November 2019, Meade Pipeline Investment, LLC (the Meade purchaser), an indirect subsidiary of NEP, completed the acquisition of all of the ownership interests in Meade Pipeline Co LLC (Meade), which owns an approximately 39.2% aggregate ownership interest in the Central Penn Line (CPL), a 185-mile natural gas pipeline that operates in Pennsylvania, and a 40% ownership interest in an expansion project of the gas pipeline. The purchase price included cash consideration of $1,280 million. NEP recorded an investment in equity method investee of approximately $1,296 million after adjusting for working capital, other closing items and direct acquisition costs. In addition, NEP expects to fund approximately $90 million of estimated future capital expenditures related to the expansion project. NEP's indirect ownership interest in Meade, including Meade's ownership interests in the CPL and the related expansion project, is reflected as investment in equity method investees. See Note 9.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the December 2018 acquisition of NEP Renewables been completed on January 1, 2017 are as follows:

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

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the years ended December 31, 2019 and 2018 is revenue from contracts with customers for renewable energy sales of approximately $624 million and $513 million, respectively, and revenue from contracts with customers for natural gas transportation services of $207 million and $215 million, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2020 to 2035. At December 31, 2019, NEP expects to record approximately $2.1 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to 2046, will vary based on the volume of energy delivered. At December 31, 2019, NEP expects to record approximately $212 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

5. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (tax reform) was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEP performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEP's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEP’s net deferred income tax assets by approximately $100 million, which decreased NEP’s 2017 net income and net income attributable to NEP. At December 31, 2018, NEP had completed the accounting for all of the enactment-date income tax effects of tax reform resulting in no material adjustments in 2018 to the initial provisional amounts recorded. The U.S. Department of Treasury has also released proposed regulations related to the business interest expense limitations and foreign tax credits associated with tax reform. These proposed regulations are not final and are subject to change in the regulatory review process.

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions)
U.S.	$(430)	$62	$213
Foreign	—	211	68
Income (loss) before income taxes	$(430)	$273	$281

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions)
Federal:
Current	$—	$4	$—
Deferred	(20)	47	143
Total federal	(20)	51	143
State:
Current	—	(21)	—
Deferred	(6)	33	8
Total state	(6)	12	8
Foreign:
Current	—	—	5
Deferred	—	(57)	11
Total foreign	—	(57)	16
Total income tax expense (benefit)	$(26)	$6	$167

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions)
Income tax expense (benefit) at U.S. statutory rate of 21%, 21% and 35%, respectively	$(90)	$57	$98
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	70	(17)	(32)
Tax reform impact on differential membership interests	—	17	—
State income taxes, net of federal tax benefit	(5)	10	6
Tax credits	(2)	(1)	(1)
Valuation allowance	—	—	(1)
Effect of flow through entities and foreign tax differential	—	3	(7)
U.S. taxes on foreign earnings	—	3	7
Impact of tax reform	—	—	100
Adjustments associated with Canadian assets	—	(67)	—
Other	1	1	(3)
Income tax expense (benefit)	$(26)	$6	$167

The effective tax rate was approximately 6%, 2% and 59% for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. NEP believes that it is more likely than not that the deferred tax assets at December 31, 2019 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2019	2018
	(millions)
Deferred tax liabilities:
Investment in partnership(a)	$(98)	$(133)
Total deferred tax liabilities	(98)	(133)
Deferred tax asset:
Net operating loss	256	228
Tax credit carryforwards	6	3
Valuation allowance	(2)	(2)
Total deferred tax asset	260	229
Net deferred tax asset	$162	$96
____________________
(a) At December 31, 2019, includes a deferred tax asset of approximately $17 million of interest limitation carryforward with an indefinite expiration period.

Deferred tax assets and liabilities included on NEP's consolidated balance sheets are as follows:

	December 31,
	2019	2018
	(millions)
Deferred income taxes - assets	$172	$108
Other non-current liabilities	(10)	(12)
Net deferred income taxes	$162	$96

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2019 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$233		2034 - 2037
State	23		2034 - 2039
Total net operating loss carryforwards	$256	(a)
Tax credit carryforwards	$6		2020 - 2039

____________________
(a) Includes approximately $79 million of net operating loss carryforwards with an indefinite expiration period.

The open tax years in all jurisdictions are 2014 through 2018.

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

Cash Equivalents and Restricted Cash Equivalents - The fair value of money market funds that are included in cash and cash equivalents, other current assets and other non-current assets on NEP's consolidated balance sheets is estimated using a market approach based on current observable market prices.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$16	$—	$16	$71	$—	$71
Restricted cash equivalents(a)	—	—	—	12	—	12
Interest rate contracts	—	9	9	—	24	24
Total assets	$16	$9	$25	$83	$24	$107
Liabilities:
Interest rate contracts	$—	$427	$427	$—	$116	$116
Total liabilities	$—	$427	$427	$—	$116	$116

____________________

(a)	At December 31, 2018, approximately $9 million of restricted cash equivalents are included in other non-current assets on NEP's consolidated balance sheets.

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,144	$4,235	$3,435	$3,301
____________________

(a)
At December 31, 2019 and December 31, 2018, approximately $4,211 million and $2,826 million respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

7. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivatives. All changes in the derivatives' fair value are recognized in interest expense in NEP's consolidated statements of income (loss). At December 31, 2019 and 2018, the net notional amounts of the interest rate contracts were approximately $6,859 million and $7,056 million, respectively.

During 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because the related future transactions being hedged were no longer going to occur. At December 31, 2019, NEP's AOCI does not include any amounts related to discontinued cash flow hedges. Cash flows from the interest rate swap contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

Prior to the sale of Canadian Holdings, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. During 2018 and 2017, NEP recorded approximately $13 million of gains and $4 million of losses, respectively, related to the foreign currency contracts in other - net in NEP's consolidated statements of income (loss).

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2019 and 2018, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's consolidated balance sheets.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$9	$427	$—	$418

Net fair value by balance sheet line item:
Other current assets			$—
Other non-current assets			—
Other current liabilities				$1
Derivatives				417
Total derivatives			$—	$418

	December 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$24	$116	$13	$105

Net fair value by balance sheet line item:
Other current assets			$7
Other non-current assets			6
Other current liabilities				$1
Derivatives				104
Total derivatives			$13	$105

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions)
Interest rate contracts:
Gains (losses) reclassified from AOCI to interest expense	$5	$(3)	$(7)
Losses recognized in interest expense	$(373)	$(58)	$(14)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2019 and 2018, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $420 million and $108 million, respectively.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2019	2018	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$6,553	$6,262	3 - 35
Pipeline assets, including temporary rights-of-way	813	810	25 - 50
Land improvements and buildings	385	362	7 - 35
Land, including perpetual rights-of-way	60	60
Construction work in progress	80	5
Other depreciable assets	279	237	3 - 35
Property, plant and equipment, gross	8,170	7,736
Accumulated depreciation	(1,200)	(966)
Property, plant and equipment - net	$6,970	$6,770
___________________________

(a)	Approximately 87% of power generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was approximately $236 million, $199 million and $204 million, respectively. A number of NEP's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $3.6 billion at December 31, 2019.

9. Equity Method Investments

At December 31, 2019, investments in equity method investees primarily includes the approximately 50% ownership interest in Desert Sunlight's solar projects, approximately 50% ownership interest in Rosmar, and the ownership interest in Meade, including Meade's ownership interest in the CPL and related expansion project described in Note 3. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have controlling interests in these entities.

Summarized information for these equity method investees is as follows:

	2019	2018	2017
	(millions)
Revenues	$213	$208	$207
Operating income	$124	$129	$127
Net income(a)	$67	$84	$80
________________________
(a) Includes the earnings from equity method investee related to Meade's ownership interest in CPL and the related expansion subsequent to the Meade acquisition in November 2019.

	December 31, 2019	December 31, 2018
	(millions)
Current assets	$211	$133
Non-current assets(a)	$2,853	$1,298
Current liabilities(b)	$545	$561
Non-current liabilities	$497	$459

NEP's share of underlying equity in the equity method investees	$1,668	$206
Difference between investment carrying amounts and underlying equity in net assets(c)	(15)	8
NEP's investment carrying amounts	$1,653	$214
________________________

(a)	For 2019, includes the equity method investment related to Meade's ownership interests in the CPL and the related expansion project.

(b)
At December 31, 2019 and 2018, approximately $479 million and $503 million, respectively, of long-term debt is reflected as current liabilities as a result of being notified by the lender of an event of default under the related financing agreement. See Note 15 - PG&E Bankruptcy.

(c)	Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2019, NEP owned an approximately 39.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 60.8% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at December 31, 2019, NEP OpCo consolidated 12 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 - Noncontrolling Interests) in entities which own and operate 20 wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to related party, of the VIEs, totaled approximately $4,814 million and $122 million, respectively, at December 31, 2019, and $4,937 million and $132 million, respectively, at December 31, 2018.

At December 31, 2019, NEP OpCo also consolidated four VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries. See Note 2 - Noncontrolling Interests and Note 11 - Equity. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment - net and intangible assets - PPAs, and the liabilities, primarily long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $7,900 million and $1,448 million, respectively, at December 31, 2019. The assets, primarily property, plant and equipment - net, and the liabilities, primarily long-term debt and asset retirement obligation, of the VIEs totaled approximately $2,339 million and $89 million, respectively, at December 31, 2018. Certain of these VIEs include three other VIEs related to NEP's ownership interests in Rosmar, Silver State and Meade (see Note 3). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $2,122 million and $2,183 million of assets and $53 million and $55 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at December 31, 2019 and 2018, respectively.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At December 31, 2019 and 2018, NEP's equity method investment related to the non-economic ownership interests of approximately $11 million and $20 million, respectively, is reflected as other non-current assets and, at December 31, 2019, $7 million is reflected as other non-current liabilities on NEP's consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Capitalization

Debt - NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of interest. Principal payments on the senior secured limited-recourse debt is primarily due monthly or semi-annually. The carrying value of NEP’s long-term debt consists of the following:

		December 31,
		2019		2018
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP:
Senior unsecured convertible notes - fixed(a)	2020	$300	1.50%	$300	1.50%
NEP OpCo:
Senior unsecured notes - fixed(b)	2024 - 2027	2,300	4.23%	$1,100	4.38%
Revolving credit facility - variable(a)(c)	2024	510	3.35%	—
Project level:
Senior secured limited-recourse debt - fixed	2033	25	4.52%	985	5.16%
Senior secured limited-recourse debt - variable(c)(d)	2026 - 2032	859	3.38%	269	4.43%
Bank loan(c)	2023	205	3.46%	200	4.76%
Non-recourse notes payable - fixed		—		20	6.30%
Limited-recourse term loan - variable(c)(d)		—		604	4.93%
Unamortized debt issuance costs		(55)		(45)
Unamortized premium		—		2
Total long-term debt		4,144		3,435
Less current portion of long-term debt(e)		12		707
Long-term debt, excluding current portion		$4,132		$2,728
________________________

(a)	See additional discussion of the convertible notes and the NEP OpCo credit facility below.

(b)	The NEP OpCo senior unsecured notes are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP and a subsidiary of NEP OpCo.

(c)	Variable rate is based on an underlying index plus a margin.

(d)	Interest rate contracts, primarily swaps, have been entered into for a majority of these debt issuances. See Note 7.

(e)
At December 31, 2018, included approximately $641 million of principal with final maturity dates ranging from 2033 - 2038, net of the related unamortized debt issuance costs, which was reclassified to current debt as a result of events of default under the related financing agreements. See Note 15 - PG&E Bankruptcy.

Minimum annual maturities of long-term debt are approximately $312 million, $12 million, $14 million, $220 million and $1,776 million for 2020, 2021, 2022, 2023 and 2024, respectively.

NEP OpCo and its direct subsidiary (loan parties) are parties to a variable rate, senior secured revolving credit facility (NEP OpCo credit facility). At December 31, 2019, the NEP OpCo credit facility provided up to $1.25 billion of revolving credit loans and included borrowing capacity of up to $400 million for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $2.0 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). At December 31, 2019, approximately $122 million of letters of credit were issued under the NEP OpCo credit facility primarily related to debt service reserves and as security for certain financing agreements of NEP OpCo's subsidiaries. In February 2020, the loan parties extended the maturity date of the NEP OpCo credit facility to 2025 and borrowed $50 million under the NEP OpCo credit facility.

At December 31, 2019, the Meade purchaser and Pipeline Investment Holdings, LLC (Meade Holdings) are parties to a credit agreement (Meade credit agreement) which provides up to $915 million under three limited-recourse senior secured variable rate term loans maturing in 2026 to finance a portion of the Meade acquisition and the expansion (see Note 3). Approximately $816 million was borrowed simultaneously with the closing of the Meade acquisition and the remaining amount available under the credit agreement is expected to be borrowed regularly through the completion of the expansion. At December 31, 2019, approximately $90 million remains available under the Meade credit agreement.

In addition, at December 31, 2019, South Texas Midstream Holdings, LLC (STX Holdings) is party to a credit agreement which provides up to $270 million under a revolving credit facility (STX Holdings revolving credit facility). Proceeds from any borrowings under the STX Holdings revolving credit facility are available exclusively to fund the cash portion of NEP's repurchase, if any, of the Class B noncontrolling interests related to STX Midstream (see discussion below), subject to certain limitations.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The long-term debt agreements listed above contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents including financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum interest coverage ratio. Additionally, under the NEP OpCo credit facility, NEP OpCo and its direct subsidiary are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the NEP OpCo credit facility and the NEP OpCo senior unsecured notes are guaranteed by NEP OpCo and NEP.

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

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2019, NEP and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements except as discussed in Note 15 - PG&E Bankruptcy.

The $300 million senior unsecured convertible notes (convertible notes) are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its notes into NEP common units and cash in lieu of any fractional common unit at the conversion rate. At December 31, 2019, the conversion rate, subject to certain adjustments, was 18.9170 NEP common units per $1,000 principal amount of the convertible notes, which rate is equivalent to a conversion price of approximately $52.8625 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. The convertible notes are not redeemable at NEP’s option prior to maturity.

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

Equity - In November 2017, NEP issued and sold 14,021,561 Series A convertible preferred units representing limited partner interests in NEP (preferred units) for an aggregate purchase price of approximately $550 million. NEP contributed the proceeds to NEP OpCo in exchange for an equivalent number of a new series of NEP OpCo preferred units with economically equivalent rights to the preferred units. In both July 2019 and November 2019, NEP converted approximately 4,673,852 Series A convertible preferred units into NEP common units on a one-for-one basis.

The preferred units are a class of securities that rank senior to the common units representing limited partner interests in NEP. The preferred units will vote on an as-converted basis with the common units and have certain class voting rights with respect to amendments that adversely affect their distribution, liquidation or conversion rights, their ranking or certain other protections under the NEP partnership agreement.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During 2019, 2018 and 2017, NEP distributed approximately $115 million, $94 million and $81 million, respectively, to its common unitholders. In addition, NEP paid approximately $35 million in distributions to its common unitholders and $2 million in distributions to its preferred unitholders in February 2020.

During 2019 and 2018, subsidiaries of NEP sold Class B noncontrolling membership interests in NEP Renewables, NEP Renewables II, NEP Pipelines and STX Midstream as described below:

	NEP Renewables	NEP Renewables II	NEP Pipelines	STX Midstream
Underlying projects/pipelines	Renewable energy projects with a combined generating capacity of approximately 1,388 MW	Renewable energy projects with a combined net generating capacity of approximately 611 MW	Equity method interest in a natural gas pipeline located in Pennsylvania	Seven natural gas pipeline assets located in Texas
Date of sale	December 21, 2018	June 11, 2019	November 13, 2019	December 4, 2019
Gross proceeds	$750 million	$900 million	$168 million	$750 million
Initial allocation of distributable cash to Class B investor	15%	5%	1%	12.5%
Period for initial allocation	3 years	6 years	6 years	4 years
Period for initial allocation if minimum buyouts have not occurred	n/a	4.5 years	5 years	3.5 years
Allocation of distributable cash to Class B investor after initial allocation period	80%	99%	99%	75%(a)
Date buyout period begins	December 21, 2021	December 11, 2022	May 13, 2023	December 4, 2022
Buyout right timing	One time during year 4	Periodically, and for partial interests between years 3.5 and 6(b)	Periodically, and for partial interests between years 3.5 and 6.5(b)	Periodically, and for partial interests between years 3 and 7(b)
Percentage of buyout price that can be paid in NEP non-voting common units at current market price(c)	70%	70%	100%	70%
Date registration rights begin	January 1, 2025	January 1, 2025	Date of first buyout notice	January 1, 2023
________________

(a)	Increases to 95% if NEP has not exercised its entire buyout right by December 4, 2025.

(b)	The buyout right is subject to certain limitations, including NEP being able to purchase a maximum of the Class B units at certain anniversaries specified in the agreement.

(c)
The NEP non-voting common units will have the right to receive pro rata quarterly cash distributions and rights to convert, subject to certain limitation, the NEP non-voting common units into NEP common units on a one-for-one basis. The specified percentage of the buyout price for the Class B noncontrolling interests in STX Midstream are payable in NEP common units.

In 2015, NEP established an at-the-market equity issuance program (ATM program) pursuant to which NEP could issue, from time to time, up to $150 million of its common units, giving NEP the flexibility to issue new units when the price is acceptable. In July 2018, NEP implemented a $150 million ATM program which replaced its prior program. During the year ended December 31, 2018, NEP issued approximately 1.8 million common units under the ATM program for gross proceeds of approximately $86 million. During the years ended December 31, 2019 and 2017, NEP did not issue any common units under the ATM program. Fees related to the ATM program totaled approximately $1 million in 2018.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of NEP's basic and diluted earnings (loss) per unit is as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions, except per unit data)
Numerator:
Net income (loss) attributable to NEP – basic	$(88)	$167	$(64)
Adjustments for convertible notes and preferred units(a)	—	50	—
Net income (loss) attributable to NEP used to compute diluted earnings per unit	$(88)	$217	$(64)
Denominator:
Weighted-average number of common units outstanding – basic	58.8	54.9	54.2
Effect of dilutive convertible notes and preferred units(a)	—	19.7	—
Weighted-average number of common units outstanding and assumed conversions	58.8	74.6	54.2
Earnings (loss) per unit attributable to NEP:
Basic	$(1.51)	$3.05	$(1.18)
Assuming dilution	$(1.51)	$2.91	$(1.18)

____________________
(a) Due to the net losses incurred during the years ended December 31, 2019 and 2017, the weighted-average number of common units issuable pursuant to the convertible notes and preferred units totaling approximately 17.0 million and 3.6 million, respectively, were not included in the calculation of diluted earnings per unit due to their antidilutive effect.

12. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2016	$(4)	$(105)	$(35)	$(144)
Other comprehensive income before reclassification	—	7	—	7
Amounts reclassified from AOCI to interest expense	5	—	—	5
Other comprehensive income related to equity method investee	—	—	5	5
Net other comprehensive income	5	7	5	17
Balances, December 31, 2017	1	(98)	(30)	(127)
Other comprehensive income before reclassification	—	(6)	—	(6)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Other comprehensive income related to equity method investee	—	—	6	6
Net other comprehensive income (loss)	2	(6)	6	2
Impact of disposal of Canadian Holdings	3	104	—	107
Balances, December 31, 2018	6	—	(24)	(18)
Amounts reclassified from AOCI to interest expense	(6)	—	—	(6)
Other comprehensive income related to equity method investee	—	—	2	2
Net other comprehensive income (loss)	(6)	—	2	(4)
Balances, December 31, 2019	$—	$—	$(22)	$(22)
AOCI attributable to noncontrolling interest	$—	$—	$(14)	$(14)
AOCI attributable to NextEra Energy Partners, December 31, 2019	$—	$—	$(8)	$(8)

13. Related Party Transactions

Each project entered into O&M and administrative services agreements (ASAs) with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in NEP's consolidated statements of income (loss). Additionally, a NEP subsidiary pays an affiliate for transmission services which are reflected as operations and maintenance in NEP's consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management Services Agreement (MSA) - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the years ended December 31, 2019, 2018 and 2017 include approximately $93 million, $78 million and $67 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2019, 2018 and 2017 include approximately $6 million, $4 million and $4 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At December 31, 2019 and 2018, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $12 million and $66 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. At December 31, 2019, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $658 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At December 31, 2019, NEER guaranteed a total of approximately $11 million related to these obligations.

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

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2019, 2018 and 2017, NEP recognized approximately $7 million, $7 million and $9 million, respectively, in revenues related to the transportation and fuel management agreements.

Related Party Note Receivable - As part of the 2016 acquisition from NEER of Seiling Wind Investments, LLC, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at this facility. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. During each of the years ended December 31, 2019, 2018 and 2017, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interests on NEP's consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Leases

NEP has operating leases primarily related to land use agreements for certain of its renewable energy projects. At December 31, 2019 and 2018, NEP had recorded ROU assets of approximately $43 million and $24 million, respectively, and $41 million and $24 million of operating lease liabilities, respectively. NEP’s operating lease liabilities were calculated based on a weighted average discount rate of 4.52% and 4.46% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 25 years and 25 years, at December 31, 2019 and 2018, respectively. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are either fixed based on the terms of the related lease agreement or variable primarily based on the amount of generation at the renewable energy project. NEP’s operating leases with fixed payments have expiration dates ranging from 2022 to 2046. NEP recognized approximately $3 million, $2 million, and $2 million in 2019, 2018 and 2017, respectively, of operating lease costs associated with its ROU assets and which are included in O&M expenses in NEP’s consolidated statements of income (loss). In addition, approximately $7 million, $5 million and $5 million was recorded related to variable lease costs in 2019, 2018 and 2017, respectively. Short-term lease expense, which is included in O&M expenses, was not material to NEP’s consolidated statements of income (loss) for the periods presented. At December 31, 2019, NEP's lease agreements call for fixed payments of approximately $3 million annually over the next five years and $56 million thereafter.

15. Commitments and Contingencies

Development, Engineering and Construction Commitments - At December 31, 2019, indirect subsidiaries of NEP had several engineering, procurement and construction contracts and a funding commitment related to the repowering of certain wind facilities and expansion projects at certain pipelines. Those contracts have varying payment terms and some include performance obligations that allow the NEP subsidiaries to receive liquidated damages if the contractor does not perform. As of December 31, 2019, the NEP subsidiaries had purchased approximately $54 million under these contracts, of which $36 million was purchased from NEER. Such costs primarily have been capitalized in property, plant and equipment - net on the consolidated balance sheets. As of December 31, 2019, the NEP subsidiaries have remaining commitments under these contracts of approximately $278 million.

PG&E Bankruptcy - During 2019, approximately $1 million of net income attributable to NEP relates to PPAs that the Genesis, Desert Sunlight and Shafter solar projects have with PG&E. On January 29, 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While PG&E or other stakeholders in the bankruptcy proceeding could seek to reject some or all of the PPAs, PG&E's proposed plan of reorganization, which is the only plan of reorganization that is progressing through the PG&E bankruptcy proceeding as of February 18, 2020, specifies that PG&E would assume all of the PPAs. PG&E’s Chapter 11 filing, or related events, caused events of default under the financings for the Genesis and Shafter projects, which, among other things, blocked the distribution of cash generated by those projects.

At December 31, 2018, the debt outstanding under the Genesis and Shafter financings totaled approximately $682 million, of which $641 million with scheduled final maturity dates ranging from 2033 to 2038 was reclassified into current debt on NEP's consolidated balance sheets. An indirect subsidiary of NEP repaid or redeemed all of the outstanding principal under the Genesis financings during 2019. At December 31, 2019, the debt outstanding under the Shafter financing totaled approximately $25 million, substantially all of which was classified as long-term debt as a result of a default waiver obtained in April 2019 that extends to April 2021.

Based on the estimated future cash flows related to the Genesis, Shafter and Desert Sunlight solar projects, no impairment adjustment was recorded at December 31, 2019. NEP will continue to monitor its investments in these projects. At December 31, 2019, cumulative cash distributions of approximately $41 million from the Shafter and Desert Sunlight solar projects were not distributed as a result of the events of default under the financings that arose due to PG&E’s bankruptcy filing.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per unit amounts)
2019
Operating revenues	$177	$219	$253	$206
Operating income	$34	$67	$88	$43
Net income (loss)	$(121)	$(124)	$(243)	$83
Net income (loss) attributable to NEP	$(22)	$(28)	$(72)	$34
Earnings (loss) per unit - basic	$(0.38)	$(0.49)	$(1.21)	$0.53
Earnings (loss) per unit - assuming dilution	$(0.38)	$(0.49)	$(1.21)	$0.50
Distributions per unit	$0.47	$0.48	$0.50	$0.52
High-low common unit sales prices	$47.98 - $39.51	$50.50 - $43.68	$53.90 - $47.45	$53.63 - $49.89

2018
Operating revenues	$212	$225	$178	$155
Operating income(b)	$92	$261	$59	$31
Net income (loss)(b)(c)	$(19)	$292	$110	$(117)
Net income (loss) attributable to NEP(b)(c)	$74	$82	$33	$(22)
Earnings (loss) per unit - basic	$1.36	$1.51	$0.60	$(0.39)
Earnings (loss) per unit - assuming dilution	$1.22	$1.42	$0.58	$(0.39)
Distributions per unit	$0.41	$0.42	$0.44	$0.45
High-low common unit sales prices	$45.38 - $36.84	$48.75 - $38.05	$50.66 - $44.04	$49.16 - $39.35
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

(b)	Second quarter of 2018 includes the gain on the sale of Canadian Holdings. See Note 2 - Disposal of Canadian Holdings.

(c)
First quarter of 2018 reflects a reduction of differential membership interests as a result of the change in federal income tax rates effective January 1, 2018, which is included in net loss attributable to noncontrolling interests. See Note 2 - Noncontrolling Interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2019.

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

Item 9B.  Other Information

None

PART III - OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy Partners and Management" and "Corporate Governance and Board Matters" in NEP's Proxy Statement which will be filed with the SEC in connection with the 2020 Annual Meeting of Unitholders (NEP's Proxy Statement) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2019 with respect to equity compensation under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,138,502
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,138,502

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

2.6*
Amendment to Amended and Restated Purchase and Sale Agreement (2019 Projects Annex), dated as of March 4, 2019, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated March 4, 2019, File No. 1-36518)

2.7*
Membership Interest Purchase Agreement, dated as of March 4, 2019, between NEP Renewables II, LLC, NextEra Energy Partners, LP, NEP Renewables Holdings II, LLC and the Class B Purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated March 4, 2019, File No. 1-36518)

2.8*
Purchase and Sale Agreement by and among EIF Meade Holdings, LLC, VED NPI II, LLC, VED NPI I, LLC, WGL Midstream MP, LLC and COG Holdings LLC, and Meade Pipeline Investment, LLC, dated as of September 29, 2019 (filed as Exhibit 2.1 to Form 8‑K dated September 29, 2019, File No. 1-36518)

2.9*
Membership Interest Purchase Agreement, dated as of September 29, 2019, by and among NextEra Energy Partners Pipelines, LLC, NextEra Energy Partners, LP, NextEra Energy Partners Pipelines Holdings, LLC and GEPIF III Meade Investco, L.P. (filed as Exhibit 2.2 to Form 8-K dated September 29, 2019, File No. 1-36518)

3.1*	Fifth Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of November 12, 2019 (filed as Exhibit 3.1 to Form 8-K dated November 12, 2019, File No. 1-36518)
3.2*	Certificate of Limited Partnership of NextEra Energy Partners, LP (filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
3.3*	Certificate of Incorporation of NextEra Energy Partners GP, Inc. (filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
3.4*	Bylaws of NextEra Energy Partners GP, Inc. (filed as Exhibit 3.6 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
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

Exhibit Number	Description
4.3(a)*
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

4.4(a)*
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

4.6*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated June 27, 2019, creating the 4.25% Senior Notes due July 2024 (filed as Exhibit 4.4 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.7*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 23, 2019, creating the 3.875% Senior Notes due 2026 (filed as Exhibit 4.6 to Form 8-K dated September 23, 2019, File No. 1-36518)

4.8	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
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
10.6*
Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of October 24, 2017 (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.6(a)*
Letter Amendment Agreement and Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of May 3, 2019 (filed as Exhibit 10.1 to Form 8-K dated May 3, 2019, File No. 1-36518)

10.6(b)
Letter Amendment to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of December 10, 2019

10.6(c)
Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of December 10, 2019

10.7*
Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.8*
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 10‑Q for the quarter ended March 31, 2015, File No. 1-36518)

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

Exhibit Number	Description
10.16*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2019 (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2018, File No. 1-36518)

10.17	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2020
10.18*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)
10.19*	Amended and Restated Limited Liability Company Agreement of NEP Renewables, LLC, dated December 21, 2018 (filed as Exhibit 10.2 to Form 8-K dated December 20, 2018, File No. 1-36518)
10.20*	Amended and Restated Limited Liability Company Agreement of NEP Renewables II, LLC, dated as of June 11, 2019 (filed as Exhibit 10.1 to Form 8-K dated June 10, 2019, File No. 1-36518)
10.21*
Contribution Agreement among South Texas Midstream, LLC, NextEra Energy Partners, LP, South Texas Midstream Holdings, LLC, and EIG NET Holdings III, LLC, dated November 1, 2019 (filed as Exhibit 10.1 to Form 8-K dated November 1, 2019, File No. 1-36518)

10.22*
Amended and Restated Limited Liability Company Agreement of NextEra Energy Partners Pipelines, LLC, dated as of November 13, 2019 (filed as Exhibit 10.1 to Form 8-K dated November 12, 2019, File No. 1-36518)

10.23*	Amended and Restated Limited Liability Company Agreement of South Texas Midstream, LLC, dated as of December 4, 2019 (filed as Exhibit 10.1 to Form 8-K dated December 4, 2019, File No. 1-36518)
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________

*	Incorporated herein by reference.

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

Date:  February 18, 2020

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

Signature and Title as of February 18, 2020:

REBECCA J. KUJAWA	JAMES M. MAY
Rebecca J. Kujawa Chief Financial Officer and Director (Principal Financial Officer)	James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)

SUSAN DAVENPORT AUSTIN	PETER H. KIND
Susan Davenport Austin Director	Peter H. Kind Director

ROBERT J. BYRNE	JOHN W. KETCHUM
Robert J. Byrne Director	John W. Ketchum Director

MARK E. HICKSON
Mark E. Hickson Director