Form 10-Q
period 2020-03-31
NextEra Energy Partners, LP
filed 2020-04-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at March 31, 2020:  65,529,364

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2019 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables	NEP Renewables, LLC
NEP Renewables II	NEP Renewables II, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
SEC	U.S. Securities and Exchange Commission
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 6 for a description of NEE's noncontrolling interest in NEP OpCo. References to NEP's projects and NEP's pipelines generally include NEP's consolidated subsidiaries and the projects and pipelines in which NEP has equity method investments.

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

Operational Risks
•NEP's ability to make cash distributions to its unitholders is affected by wind and solar conditions at its renewable energy projects.
•NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.
•Operation and maintenance of renewable energy projects involve significant risks that could result in unplanned power outages, reduced output, personal injury or loss of life.
•Natural gas gathering and transmission activities involve numerous risks that may result in accidents or otherwise affect NEP's pipeline operations.
•NEP depends on certain of the renewable energy projects and pipelines in its portfolio for a substantial portion of its anticipated cash flows.
•NEP is pursuing the expansion of natural gas pipelines and the repowering of wind projects that will require up-front capital expenditures and expose NEP to project development risks.
•Terrorist acts, cyberattacks or other similar events could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.
•The ability of NEP to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEP's insurance coverage does not insure against all potential risks and it may become subject to higher insurance premiums.
•Warranties provided by the suppliers of equipment for NEP's projects may be limited by the ability of a supplier to satisfy its warranty obligations, or by the terms of the warranty, so the warranties may be insufficient to compensate NEP for its losses.
•Supplier concentration at certain of NEP's projects may expose it to significant credit or performance risks.
•NEP relies on interconnection, transmission and other pipeline facilities of third parties to deliver energy from its renewable energy projects and to transport natural gas to and from its pipelines. If these facilities become unavailable, NEP's projects and pipelines may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.
•NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations, compliance with which may require significant capital expenditures, increase NEP's cost of operations and affect or limit its business plans.
•NEP's renewable energy projects or pipelines may be adversely affected by legislative changes or a failure to comply with applicable energy and pipeline regulations.
•Pemex may claim certain immunities under the Foreign Sovereign Immunities Act and Mexican law, and the Texas pipeline entities' ability to sue or recover from Pemex for breach of contract may be limited and may be exacerbated if there is a deterioration in the economic relationship between the U.S. and Mexico.
•NEP does not own all of the land on which the projects in its portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or land rights holders that have rights that are superior to NEP's rights or the BLM suspends its federal rights-of-way grants.
•NEP is subject to risks associated with litigation or administrative proceedings that could materially impact its operations, including, but not limited to, proceedings related to projects it acquires in the future.
•NEP's cross-border operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and Mexico.
•NEP is subject to risks associated with its ownership or acquisition of projects or pipelines that are under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

Contract Risks
•NEP relies on a limited number of customers and is exposed to the risk that they may be unwilling or unable to fulfill their contractual obligations to NEP or that they otherwise terminate their agreements with NEP.

•PG&E, which contributes a significant portion of NEP's revenues, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Any rejection by PG&E of a material portion of NEP's PPAs with it or any material reduction in the prices NEP charges PG&E under those PPAs that occurs in connection with PG&E's Chapter 11 proceedings could have a material adverse effect on NEP's results of operations, financial condition or business.
•NEP may not be able to extend, renew or replace expiring or terminated PPAs, natural gas transportation agreements or other customer contracts at favorable rates or on a long-term basis.
•If the energy production by or availability of NEP's renewable energy projects is less than expected, they may not be able to satisfy minimum production or availability obligations under their PPAs.

Risks Related to NEP's Acquisition Strategy and Future Growth
•NEP's growth strategy depends on locating and acquiring interests in additional projects consistent with its business strategy at favorable prices.
•Lower prices for other fuel sources may reduce the demand for wind and solar energy.
•Reductions in demand for natural gas in the United States or Mexico and low market prices of natural gas could materially adversely affect the NEP pipeline operations and cash flows.
•Government laws, regulations and policies providing incentives and subsidies for clean energy could be changed, reduced or eliminated at any time and such changes may negatively impact NEP's growth strategy.
•NEP's growth strategy depends on the acquisition of projects developed by NEE and third parties, which face risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.
•Acquisitions of existing clean energy projects involve numerous risks.
•Renewable energy procurement is subject to U.S. state regulations, with relatively irregular, infrequent and often competitive procurement windows.
•NEP may continue to acquire other sources of clean energy and may expand to include other types of assets. Any further acquisition of non-renewable energy projects may present unforeseen challenges and result in a competitive disadvantage relative to NEP's more-established competitors.
•NEP faces substantial competition primarily from regulated utilities, developers, IPPs, pension funds and private equity funds for opportunities in North America.
•The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect NEP's business.

Risks Related to NEP's Financial Activities
•NEP may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions.
•Restrictions in NEP and its subsidiaries' financing agreements could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.
•NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness or other financing agreements.
•NEP's subsidiaries’ substantial amount of indebtedness may adversely affect NEP's ability to operate its business, and its failure to comply with the terms of its subsidiaries' indebtedness could have a material adverse effect on NEP's financial condition.
•NEP is exposed to risks inherent in its use of interest rate swaps.

Risks Related to NEP's Relationship with NEE
•NEE has influence over NEP.
•Under the CSCS agreement, NEP receives credit support from NEE and its affiliates. NEP's subsidiaries may default under contracts or become subject to cash sweeps if credit support is terminated, if NEE or its affiliates fail to honor their obligations under credit support arrangements, or if NEE or another credit support provider ceases to satisfy creditworthiness requirements, and NEP will be required in certain circumstances to reimburse NEE for draws that are made on credit support.
•NEER or one of its affiliates is permitted to borrow funds received by NEP's subsidiaries and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo. NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return all or a portion of these funds.
•NEP may not be able to consummate future acquisitions.
•NEER's right of first refusal may adversely affect NEP's ability to consummate future sales or to obtain favorable sale terms.
•NEP GP and its affiliates may have conflicts of interest with NEP and have limited duties to NEP and its unitholders.
•NEP GP and its affiliates and the directors and officers of NEP are not restricted in their ability to compete with NEP, whose business is subject to certain restrictions.
•NEP may only terminate the MSA under certain specified conditions.
•If the agreements with NEE Management or NEER are terminated, NEP may be unable to contract with a substitute service provider on similar terms.
•NEP's arrangements with NEE limit NEE's potential liability, and NEP has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to NEP than it otherwise would if acting solely for its own account.

Risks Related to Ownership of NEP's Units
•NEP's ability to make distributions to its unitholders depends on the ability of NEP OpCo to make cash distributions to its limited partners.
•If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.
•Holders of NEP's units may be subject to voting restrictions.
•NEP's partnership agreement replaces the fiduciary duties that NEP GP and NEP's directors and officers might have to holders of its common units with contractual standards governing their duties.
•NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP's directors or NEP GP that might otherwise constitute breaches of fiduciary duties.
•Certain of NEP's actions require the consent of NEP GP.
•Holders of NEP's common units and preferred units currently cannot remove NEP GP without NEE's consent.
•NEE's interest in NEP GP and the control of NEP GP may be transferred to a third party without unitholder consent.
•The IDR fee may be assigned to a third party without unitholder consent.
•NEP may issue additional units without unitholder approval, which would dilute unitholder interests.
•Reimbursements and fees owed to NEP GP and its affiliates for services provided to NEP or on NEP's behalf will reduce cash distributions from NEP OpCo and from NEP to NEP's unitholders, and there are no limits on the amount that NEP OpCo may be required to pay.
•Discretion in establishing cash reserves by NEP OpCo GP may reduce the amount of cash distributions to unitholders.
•NEP OpCo can borrow money to pay distributions, which would reduce the amount of credit available to operate NEP's business.
•Increases in interest rates could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to make cash distributions to its unitholders.
•The liability of holders of NEP's units, which represent limited partnership interests in NEP, may not be limited if a court finds that unitholder action constitutes control of NEP's business.
•Unitholders may have liability to repay distributions that were wrongfully distributed to them.
•Provisions in NEP's partnership agreement may discourage or delay an acquisition of NEP that NEP unitholders may consider favorable, which could decrease the value of NEP's common units, and could make it more difficult for NEP unitholders to change the board.
•The New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.
•The issuance of preferred units or other securities convertible into common units may affect the market price for NEP's common units, will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.
•The preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of the common units.

Taxation Risks
•NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.
•NEP's ability to use NOLs to offset future income may be limited.
•NEP will not have complete control over NEP's tax decisions.
•A valuation allowance may be required for NEP's deferred tax assets.
•Distributions to unitholders may be taxable as dividends.

Coronavirus Pandemic Risks
•The coronavirus pandemic may have a material adverse impact on NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2019 Form 10-K and Part II, Item 1A. Risk Factors in this Form 10-Q and investors should refer to those sections of the 2019 Form 10-K and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES
Renewable energy sales	$157	$123
Texas pipelines service revenues	55	54
Total operating revenues(a)	212	177
OPERATING EXPENSES
Operations and maintenance(b)	92	76
Depreciation and amortization	66	61
Taxes other than income taxes and other	5	6
Total operating expenses - net	163	143
OPERATING INCOME	49	34
OTHER INCOME (DEDUCTIONS)
Interest expense	(839)	(155)
Equity in earnings of equity method investees	18	—
Equity in losses of non-economic ownership interests	(23)	(7)
Total other deductions - net	(844)	(162)
LOSS BEFORE INCOME TAXES	(795)	(128)
INCOME TAX BENEFIT	(75)	(7)
NET LOSS	(720)	(121)
Net income attributable to preferred distributions	(2)	(6)
Net loss attributable to noncontrolling interests	500	105
NET LOSS ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(222)	$(22)

Loss per common unit attributable to NextEra Energy Partners, LP - basic	$(3.39)	$(0.38)
Loss per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$(3.39)	$(0.38)
____________________
(a) Includes related party revenues of $4 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.
(b) Includes O&M expenses related to renewable energy projects of $50 million and $38 million for the three months ended March 31, 2020 and 2019, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $13 million for the three months ended March 31, 2020 and 2019, respectively. Total O&M expenses presented include related party amounts of $32 million and $24 million for the three months ended March 31, 2020 and 2019, respectively.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
NET LOSS	$(720)	$(121)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification from AOCI to net income (net of $0 and $0 tax benefit, respectively)	—	(6)
Other comprehensive income related to equity method investees (net of $0 and $0 tax expense, respectively)	—	1
Total other comprehensive loss, net of tax	—	(5)
COMPREHENSIVE LOSS	(720)	(126)
Comprehensive income attributable to preferred distributions	(2)	(6)
Comprehensive loss attributable to noncontrolling interests	500	108
COMPREHENSIVE LOSS ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(222)	$(24)

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$115	$128
Accounts receivable	90	79
Other receivables	160	173
Due from related parties	68	17
Other current assets	39	36
Total current assets	472	433
Non-current assets:
Property, plant and equipment - net	6,972	6,970
Intangible assets – PPAs - net	1,629	1,655
Intangible assets – customer relationships - net	623	627
Goodwill	609	609
Investments in equity method investees	1,640	1,653
Deferred income taxes	244	172
Other non-current assets	132	137
Total non-current assets	11,849	11,823
TOTAL ASSETS	$12,321	$12,256
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144	$122
Due to related parties	62	58
Current portion of long-term debt	13	12
Accrued interest	24	40
Accrued property taxes	11	21
Other current liabilities	50	48
Total current liabilities	304	301
Non-current liabilities:
Long-term debt	4,179	4,132
Asset retirement obligation	141	139
Derivatives	1,199	417
Non-current due to related party	34	34
Other non-current liabilities	185	167
Total non-current liabilities	5,738	4,889
TOTAL LIABILITIES	6,042	5,190
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (4.7 and 4.7 units issued and outstanding, respectively)	183	183
Common units (65.5 and 65.5 units issued and outstanding, respectively)	1,750	2,008
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	4,354	4,883
TOTAL EQUITY	6,279	7,066
TOTAL LIABILITIES AND EQUITY	$12,321	$12,256

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(720)	$(121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66	61
Intangible amortization - PPAs	26	9
Change in value of derivative contracts	795	115
Deferred income taxes	(75)	(7)
Equity in earnings of equity method investees, net of distributions received	7	5
Equity in losses of non-economic ownership interests	23	7
Other - net	5	2
Changes in operating assets and liabilities:
Other current assets	4	(13)
Other non-current assets	—	(3)
Other current liabilities	(31)	(36)
Other non-current liabilities	(1)	—
Net cash provided by operating activities	99	19
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(52)	(3)
Payments from (to) related parties under CSCS agreement - net	(48)	24
Distributions from equity method investee	8	—
Other	4	—
Net cash provided by (used in) investing activities	(88)	21
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	2	3
Issuances of long-term debt	57	—
Retirements of long-term debt	(11)	(24)
Debt issuance costs	(1)	—
Partner contributions	3	1
Partner distributions	(97)	(74)
Preferred unit distributions	(2)	(6)
Proceeds from differential membership investors	46	32
Payments to differential membership investors	(6)	(8)
Payments to Class B noncontrolling interests investors	(10)	(5)
Change in amounts due to related parties	(1)	19
Net cash used in financing activities	(20)	(62)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9)	(22)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	132	166
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$123	$144
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partner noncash distributions	$—	$3
Accrued property additions	$31	$—
Accrued preferred distributions	$2	$6

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units		Accumulated Other
	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2019	4.7	$183	65.5	$2,008	$(8)	$4,883	$7,066
Net income (loss)	—	2	—	(222)	—	(500)	(720)
Related party contributions	—	—	—	—	—	3	3
Related party distributions	—	—	—	—	—	(62)	(62)
Other differential membership investment activity	—	—	—	—	—	40	40
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(10)	(10)
Distributions to unitholders(a)	—	(2)	—	(35)	—	—	(37)
Other	—	—	—	(1)	—	—	(1)
Balances, March 31, 2020	4.7	$183	65.5	$1,750	$(8)	$4,354	$6,279
_________________________
(a) Distributions per common unit of $0.5350 were paid during the three months ended March 31, 2020. At March 31, 2020, $2 million of preferred unit distributions were accrued and are payable in May 2020.

.

	Preferred Units		Common Units		Accumulated Other
	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2018	14.0	$548	56.1	$1,804	$(6)	$3,192	$5,538
Issuance of common units - net	—	—	0.1	1	—	—	1
Net income (loss)	—	6	—	(22)	—	(105)	(121)
Other comprehensive income	—	—	—	—	(2)	(3)	(5)
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(51)	(51)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Other differential membership investment activity	—	—	—	—	—	24	24
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(5)	(5)
Distributions to unitholders(a)	—	(6)	—	(26)	—	—	(32)
Other	—	—	—	—	—	1	1
Balances, March 31, 2019	14.0	$548	56.2	$1,757	$(8)	$3,048	$5,345
_____________________________
(a) Distributions per common unit of $0.4650 were paid during the three months ended March 31, 2019.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accompanying condensed consolidated financial statements should be read in conjunction with the 2019 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions
In June 2019, an indirect subsidiary of NEP completed the acquisition from NEER (June 2019 acquisition) of the following:

•100% of the membership interests in Ashtabula Wind II, LLC, a project company that owns a 120 MW wind generation facility located in North Dakota;
•100% of the membership interests in Garden Wind, LLC, a project company that owns a 150 MW wind generation facility (Story County II) located in Iowa;
•100% of the membership interests in White Oak Energy Holdings, LLC, which owns 100% of the membership interests of White Oak Energy LLC, which owns a 150 MW wind generation facility located in Illinois;
•100% of the Class C membership interests in Rosmar Holdings, LLC (Rosmar), which represent a 49.99% noncontrolling ownership interest in two solar generation facilities, Marshall and Roswell, with a total combined generating capacity of approximately 132 MW located in Minnesota and New Mexico, respectively; and
•49.99% of the membership interests, representing a controlling ownership interest, in Silver State South Solar, LLC (Silver State), which indirectly owns a 250 MW solar generation facility located in Nevada.
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
In November 2019, Meade Pipeline Investment, LLC (the Meade purchaser), an indirect subsidiary of NEP, acquired all of the ownership interests in Meade Pipeline Co LLC (Meade) which owns an approximately 39.2% aggregate ownership interest in the Central Penn Line (CPL), a 185-mile natural gas pipeline that operates in Pennsylvania and a 40% ownership interest in an expansion project (the expansion) of the gas pipeline. NEP's indirect ownership interest in Meade, including Meade's ownership interests in the CPL and the expansion, is reflected as investments in equity method investees.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended March 31, 2020 is $151 million and $54 million, and for the three months ended March 31, 2019 is $125 million and $52 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2020 to 2035. At March 31, 2020, NEP expects to record approximately $2.0 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2030 to

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2046, will vary based on the volume of energy delivered. At March 31, 2020, NEP expects to record approximately $209 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Income Taxes

Income taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on its election to be taxed as a corporation). NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the U.S. projects under NEP OpCo. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes.

The effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 9% and 5%, respectively, and was primarily affected by taxes attributable to noncontrolling interests of approximately $105 million and $21 million, respectively.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$11	$—	$11	$16	$—	$16
Restricted cash equivalents	5	—	5	—	—	—
Interest rate contracts	—	54	54	—	9	9
Total assets	$16	$54	$70	$16	$9	$25
Liabilities:
Interest rate contracts	$—	$1,268	$1,268	$—	$427	$427
Total liabilities	$—	$1,268	$1,268	$—	$427	$427

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,192	$4,122	$4,144	$4,235
____________________
(a) At March 31, 2020 and December 31, 2019, approximately $4,098 million and $4,211 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). At March 31, 2020 and December 31, 2019, the net notional amounts of the interest rate contracts were approximately $7,071 million and $6,859 million, respectively.

During the three months ended March 31, 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because the related future transactions being hedged were no longer going to occur. At March 31, 2020, NEP's AOCI does not include any amounts related to cash flow hedges. Cash flows from the interest rate contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2020 and December 31, 2019, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	March 31, 2020
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$54	$1,268	$—	$1,214

Net fair value by balance sheet line item:
Other current assets			$—
Other non-current assets			—
Other current liabilities				$15
Derivatives				1,199
Total derivatives			$—	$1,214

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

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2020	2019
	(millions)
Interest rate contracts:
Gains reclassified from AOCI to interest expense	$—	$6
Losses recognized in interest expense	$(795)	$(118)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2020 and December 31, 2019, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $1,147 million and $420 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2020, NEP owned an approximately 39.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 60.8% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at March 31, 2020, NEP OpCo consolidated 12 VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate 20 wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to related party, of the VIEs, totaled approximately $4,768 million and $112 million, respectively, at March 31, 2020 and $4,814 million and $122 million, respectively, at December 31, 2019.

At March 31, 2020, NEP OpCo also consolidated four VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries. See Note 10 - Noncontrolling Interests. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment - net and intangible assets - PPAs, and the liabilities, primarily long-term debt, other long-term liabilities and asset retirement obligation, of these VIEs totaled approximately $7,876 million and $1,584 million, respectively, at March 31, 2020 and $7,900 million and $1,448 million, respectively, at December 31, 2019. These VIEs include three other VIEs related to Rosmar, Silver State and Meade. See Note 1. In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $2,106 million and $2,122 million of assets and $51 million and $53 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at March 31, 2020 and December 31, 2019, respectively.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2020 and December 31, 2019, NEP's equity method investment related to the non-economic ownership interests of approximately $10 million and $11 million, respectively, is reflected as other non-current assets and $29 million and $7 million, respectively, is reflected as other non-current liabilities on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the three months ended March 31, 2020 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2020	NEP OpCo senior secured revolving credit facility	Variable(a)	$50	(b)	2025
January 2020 - March 2020	Senior secured limited-recourse debt	Variable(a)	$7	(c)	2026
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)At March 31, 2020, $550 million of borrowings were outstanding and approximately $122 million of letters of credit were issued under the NEP OpCo credit facility.
(c)At March 31, 2020, approximately $829 million of borrowings were outstanding under the existing credit agreement of the Meade purchaser and Pipeline Investment Holdings, LLC.

In February 2020, NEP OpCo and its direct subsidiary (loan parties) entered into an amendment of their existing revolving credit facility. The amendments to the revolving credit facility include, among other things, an extension of the maturity from February 2024 to February 2025.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2020, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings except as discussed in Note 11 - PG&E Bankruptcy.

Equity - On April 21, 2020, the board of directors of NEP authorized a distribution of $0.555 per common unit payable on May 15, 2020 to its common unitholders of record on May 7, 2020.

Loss Per Unit - Diluted loss per unit is based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of NEP's basic and diluted loss per unit for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(millions, except per unit amounts)
Numerator:
Net loss attributable to NEP – basic	$(222)	$(22)
Adjustments for convertible notes and preferred units(a)	—	—
Net loss attributable to NEP used to compute diluted loss per unit	$(222)	$(22)
Denominator:
Weighted-average number of common units outstanding – basic	65.5	56.1
Effect of dilutive convertible notes and preferred units(a)	—	—
Weighted-average number of common units outstanding and assumed conversions	65.5	56.1
Loss per unit attributable to NEP:
Basic	$(3.39)	$(0.38)
Assuming dilution	$(3.39)	$(0.38)
————————————
(a)Due to the net losses incurred during the three months ended March 31, 2020 and 2019, the weighted-average number of common units issuable pursuant to the convertible notes and preferred units totaling approximately 10.3 million and 19.7 million, respectively, were not included in the calculation of diluted loss per unit due to their antidilutive effect.

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)

Balances, December 31, 2019	$—	$(22)	$(22)
Net other comprehensive income (loss)	—	—	—
Balances, March 31, 2020	$—	$(22)	$(22)
AOCI attributable to noncontrolling interest	$—	$(14)	$(14)
AOCI attributable to NEP	$—	$(8)	$(8)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)

Balances, December 31, 2018	$6	$(24)	$(18)
Amounts reclassified from AOCI to interest expense	(6)	—	(6)
Other comprehensive income related to equity method investee	—	1	1
Net other comprehensive income (loss)	(6)	1	(5)
Balances, March 31, 2019	$—	$(23)	$(23)
AOCI attributable to noncontrolling interest	$—	$(15)	$(15)
AOCI attributable to NEP	$—	$(8)	$(8)

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three months ended March 31, 2020 and 2019 include approximately $26 million and $22 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2020 and 2019 include approximately $1 million and $1 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At March 31, 2020 and December 31, 2019, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $60 million and $12 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At March 31, 2020, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $645 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At March 31, 2020, NEER guaranteed a total of approximately $11 million related to these obligations.

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

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
subsidiary. During the three months ended March 31, 2020 and 2019, NEP recognized approximately $4 million and $1 million, respectively, in revenues related to the transportation and fuel management agreements.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - At March 31, 2020 and December 31, 2019, NEP had approximately $8 million and $3 million, respectively, of restricted cash included in other current assets on NEP's condensed consolidated balance sheets. Restricted cash at March 31, 2020 is primarily held by certain subsidiaries pursuant to restrictions contained in a subsidiary's debt agreement and, at both March 31, 2020 and December 31, 2019, collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Noncontrolling Interests - At March 31, 2020, the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables sold in 2018 and NEP Renewables II, NEP Pipelines and STX Midstream sold in 2019), the differential membership interests, NEE's approximately 60.8% noncontrolling limited partner interest in NEP OpCo and NEER's approximately 50% noncontrolling ownership interest in Silver State, as well as a non-affiliated party's 10% interest in one of the Texas pipelines and the non-economic ownership interests are reflected as noncontrolling interests on the condensed consolidated balance sheets. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE's noncontrolling ownership interest and the net income attributable to NEP based on their respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEER's Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2020	(millions)
Balances, December 31, 2019	$2,628	$1,798	$389	$68	$4,883
Net income (loss) attributable to NCI	52	(71)	(459)	(22)	(500)
Related party contributions	—	—	—	3	3
Related party distributions	—	—	(60)	(2)	(62)
Differential membership investment contributions, net of distributions	—	40	—	—	40
Payments to Class B noncontrolling interest investors	(10)	—	—	—	(10)
Balances, March 31, 2020	$2,670	$1,767	$(130)	$47	$4,354

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEER's Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2019	(millions)
Balances, December 31, 2018	$751	$2,019	$342	$80	$3,192
Net income (loss) attributable to NCI	12	(60)	(50)	(7)	(105)
Other comprehensive loss	—	—	(3)	—	(3)
Related party contributions	—	—	1	—	1
Related party distributions	—	—	(50)	(1)	(51)
Changes in non-economic ownership interests	—	—	—	(6)	(6)
Differential membership investment contributions, net of distributions	—	24	—	—	24
Payments to Class B noncontrolling interest investors	(5)	—	—	—	(5)
Other	—	—	1	—	1
Balances, March 31, 2019	$758	$1,983	$241	$66	$3,048

Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates that are yet to be determined or finalized. NEP’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance and can be applied prospectively through December 31, 2022. NEP is currently evaluating whether to apply the options provided by the standards update with regard to its contracts that reference LIBOR or other interbank offered rates as an interest rate benchmark.

11. Commitments and Contingencies

Development, Engineering and Construction Commitments - At March 31, 2020, indirect subsidiaries of NEP had several engineering, procurement and construction contracts and a funding commitment related to the repowering of certain wind facilities and expansion projects at certain pipelines. Those contracts have varying payment terms and some include performance obligations that allow the NEP subsidiaries to receive liquidated damages if the contractor does not perform. As of March 31, 2020, the NEP subsidiaries had purchased approximately $101 million related to these projects, of which $36 million was purchased from NEER. Such costs primarily have been capitalized in property, plant and equipment - net on the condensed consolidated balance sheets. As of March 31, 2020, the NEP subsidiaries have remaining commitments under these contracts of approximately $253 million.

PG&E Bankruptcy - During the three months ended March 31, 2020, approximately $3 million of net income attributable to NEP relates to PPAs that the Genesis, Desert Sunlight and Shafter solar projects have with PG&E. On January 29, 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While PG&E or other stakeholders in the bankruptcy proceeding could seek to reject some or all of the PPAs, PG&E's proposed plan of reorganization specifies that PG&E would assume all of the PPAs. The bankruptcy court approved PG&E's Disclosure Statement and Exit Financing Plan and the Governor of California has filed a letter in support of PG&E’s plan, assuming certain changes will be made regarding PG&E’s governance, safety operations and the California Public Utilities Commission’s oversight. PG&E’s Chapter 11 filing, or related events, caused events of default under the financings for the Genesis and Shafter projects which, among other things, blocked the distribution of cash generated by those projects.

During 2019, an indirect subsidiary of NEP repaid or redeemed all of the debt outstanding under the Genesis financings. At March 31, 2020, the debt outstanding under the Shafter financing totaled approximately $25 million, substantially all of which was classified as long-term debt as a result of a default waiver obtained in April 2019 that extends to April 2021.

Based on the estimated future cash flows related to the Genesis, Shafter and Desert Sunlight solar projects, no impairment adjustment was recorded at March 31, 2020. NEP will continue to monitor its investments in these projects. At March 31, 2020, cumulative cash distributions of approximately $51 million from the Shafter and Desert Sunlight solar projects were not distributed as a result of the events of default under the financings that arose due to PG&E’s bankruptcy filing.

Coronavirus Pandemic - NEP is closely monitoring the global outbreak of the novel coronavirus (COVID-19) and is taking steps intended to mitigate the potential risks to NEP posed by COVID-19. NEP has implemented its pandemic plan, which includes various processes and procedures intended to limit the impact of COVID-19 on its business. These processes and procedures include the pandemic plan implemented by NEER related to services NEER provides to NEP. To date, there has been no material impact on NEP's operations, financial performance, or liquidity as a result of COVID-19; however, the ultimate severity or duration of the outbreak or its effects on the global, national or local economy, the capital and credit markets, the services NEER provides to NEP, or NEP's customers and suppliers is uncertain. NEP cannot predict whether COVID-19 will have a material impact on its business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At March 31, 2020, NEP owned an approximately 39.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 60.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2019 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

In June 2019, an indirect subsidiary of NEP completed the acquisition from NEER of indirect membership interests in three wind and three solar generation facilities with a combined net generating capacity of approximately 611 MW. In November 2019, an indirect subsidiary of NEP acquired all of the ownership interests in Meade, which owns interests in a natural gas pipeline. See Note 1.

In January 2019, PG&E, a significant customer of NEP, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See Note 11 - PG&E Bankruptcy.

NEP is closely monitoring the global outbreak of COVID-19 and is taking steps intended to mitigate the potential risks to NEP posed by COVID-19. See Note 11 - Coronavirus Pandemic.

Results of Operations

	Three Months Ended March 31,
	2020	2019
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$157	$123
Texas pipelines service revenues	55	54
Total operating revenues	212	177
OPERATING EXPENSES
Operations and maintenance	92	76
Depreciation and amortization	66	61
Taxes other than income taxes and other	5	6
Total operating expenses - net	163	143
OPERATING INCOME	49	34
OTHER INCOME (DEDUCTIONS)
Interest expense	(839)	(155)
Equity in earnings of equity method investees	18	—
Equity in losses of non-economic ownership interests	(23)	(7)
Total other deductions - net	(844)	(162)
LOSS BEFORE INCOME TAXES	(795)	(128)
INCOME TAX BENEFIT	(75)	(7)
NET LOSS	(720)	(121)
Net income attributable to preferred distributions	(2)	(6)
Net loss attributable to noncontrolling interests	500	105
NET LOSS ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(222)	$(22)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Revenues

Renewable energy sales increased approximately $34 million during the three months ended March 31, 2020. Revenues increased approximately $18 million related to the projects acquired in June 2019 and $16 million primarily related to higher wind resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $16 million during the three months ended March 31, 2020 primarily due to increases of $5 million related to the projects acquired in June 2019, $6 million in higher other corporate expenses, including higher IDR fees related to growth in NEP's distributions to its common unitholders, and $5 million in other project operating expenses.

Depreciation and Amortization
Depreciation and amortization expense increased approximately $5 million during the three months ended March 31, 2020 primarily as a result of $4 million of depreciation related to the projects acquired in June 2019.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $684 million during the three months ended March 31, 2020 primarily due to $677 million of unfavorable mark-to-market activity and a net increase in interest costs primarily related to higher long-term debt balances as a result of financing activities in 2019 to support growth in the business.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased by approximately $18 million during the three months ended March 31, 2020 primarily due to earnings related to the ownership interest in Meade acquired in November 2019 (see Note 1).

Equity in Losses of Non-Economic Ownership Interests
The losses related to non-economic ownership interests increased by approximately $16 million during the three months ended March 31, 2020 due to lower earnings at the related projects primarily related to unfavorable mark-to-market activity.

Income Taxes

For the three months ended March 31, 2020, NEP recorded an income tax benefit of approximately $75 million on loss before income taxes of $795 million, resulting in an effective tax rate of 9%. The tax benefit is comprised primarily of income tax benefit of approximately $167 million at the statutory rate of 21% and state tax benefit of $12 million, partly offset by $105 million of income tax attributable to noncontrolling interests. Despite NEP's loss before income taxes, primarily driven by unfavorable mark-to-market activity related to its derivative contracts, NEP currently estimates that it will be able to realize its deferred tax assets. The assumptions used in NEP's evaluation require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates NEP is using to manage the underlying businesses.

For the three months ended March 31, 2019, NEP recorded income tax benefit of approximately $7 million on loss before income taxes of $128 million, resulting in an effective tax rate of 5%. The tax benefit is comprised primarily of income tax benefit of approximately $27 million at the statutory rate of 21%, partially offset by $21 million of income tax attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2020 and 2019, net loss attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors and the income allocated to the Class B noncontrolling interests in NEP Renewables sold in 2018. Additionally, for the three months ended March 31, 2020, net loss attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interests in NEP Renewables II, NEP Pipelines and STX Midstream sold in 2019, as well as the approximately 50% noncontrolling interest in Silver State. See Note 10 - Noncontrolling Interests.

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

These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs, although its ability to make future acquisitions, fund additional expansion or repowering of existing projects and increase its distributions to common unitholders will depend on its ability to access capital on acceptable terms.

As a normal part of its business, depending on market conditions, NEP expects from time to time to consider opportunities to repay, redeem, repurchase or refinance its indebtedness. In addition, NEP expects from time to time to consider potential investments in new acquisitions and the expansion or repowering of existing projects. These events may cause NEP to seek additional debt or equity financing, which may not be available on acceptable terms or at all. Additional debt financing, if available, could impose operating restrictions, additional cash payment obligations and additional covenants.

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

Liquidity Position

At March 31, 2020, NEP's liquidity position was approximately $753 million. The table below provides the components of NEP’s liquidity position:

	March 31, 2020	Maturity Date
	(millions)
Cash and cash equivalents	$115
Amounts due under the CSCS agreement	60
Revolving credit facilities(a)	1,250	2025
Less borrowings	(550)
Less issued letters of credit	(122)
Total(b)	$753
____________________
(a) Excludes certain credit facilities due to restrictions on the use of the borrowings.
(b) Excludes current restricted cash of approximately $8 million at March 31, 2020. See Note 10 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

In February 2020, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility to extend the maturity date to February 2025. During the three months ended March 31, 2020, $50 million was drawn under the NEP OpCo revolving credit facility and $10 million was repaid. In addition, approximately $7 million was borrowed under a senior secured limited recourse term loan for the Meade expansion and $1 million was repaid. See Note 7 - Debt.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At March 31, 2020, NEP's subsidiaries were in compliance with all financial debt covenants under their financings except for events of default as discussed in Note 11 - PG&E Bankruptcy.

Contractual Obligations

NEP's contractual obligations at March 31, 2020 were as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Debt, including interest(a)	$426	$163	$165	$367	$1,412	$2,605	$5,138
Other contractual obligations(b)	214	36	29	14	14	139	446
Asset retirement activities(c)	—	—	—	—	—	566	566
MSA and credit support(d)	6	8	8	8	8	182	220
Total	$646	$207	$202	$389	$1,434	$3,492	$6,370
____________________
(a) Includes principal, interest, fees on credit facilities and interest rate contracts. Variable rate interest was computed using March 31, 2020 rates. Such amounts reflect scheduled payments under the financing agreements for debt in default as the lenders have not issued any acceleration notices. See Note 11 - PG&E Bankruptcy. See Note 7 - Debt.
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
(d) Represents minimum fees under the MSA and CSCS agreement. See Note 9.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2020 and 2019, NEP had capital expenditures of approximately $52 million and $3 million, respectively. NEP expects to have capital expenditures totaling approximately $128 million related to an expansion investment at one of the Texas pipelines expected to be in-service during the fourth quarter of 2020 and $90 million of additional investment in CPL related to an expansion scheduled for commercial operation by mid-2022. In addition, NEP expects to have capital expenditures totaling approximately $200 million related to repowering investments at two wind generation facilities expected to be completed in 2020. See Note 11 - Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the three months ended March 31, 2020, NEP distributed approximately $35 million to its common unitholders. On April 21, 2020, the board of directors of NEP authorized a distribution of $0.555 per common unit payable on May 15, 2020 to its common unitholders of record on May 7, 2020. During the three months ended March 31, 2020, NEP distributed approximately $2 million to its preferred unitholders and, at March 31, 2020, NEP accrued $2 million in preferred distributions to be paid in May 2020.

Cash Flows

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table reflects the changes in cash flows for the comparative periods:

	2020	2019	Change
	(millions)
Three Months Ended March 31,
Net cash provided by operating activities	$99	$19	$80
Net cash provided by (used in) investing activities	$(88)	$21	$(109)
Net cash used in financing activities	$(20)	$(62)	$42

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by cash from operations associated with the projects acquired in June 2019 (see Note 1) and higher wind resource, distributions received associated with the ownership interest in Meade acquired in November 2019 (see Note 1) and the timing of certain receivables.

Net Cash Provided by (Used in) Investing Activities

	2020	2019
	(millions)
Three Months Ended March 31,
Capital expenditures and other investments	$(52)	$(3)
Payments from (to) related parties under CSCS agreement - net	(48)	24
Distributions from equity method investee	8	—
Other	4	—
Net cash provided by (used in) investing activities	$(88)	$21

The change in net cash provided by (used in) investing activities was primarily driven by higher cash sweeps under the CSCS agreement in 2020 as compared to repayments in 2019 and higher capital expenditures primarily related to the pipeline expansion projects (see Capital Expenditures).

Net Cash Used in Financing Activities

	2020	2019
	(millions)
Three Months Ended March 31,
Proceeds from issuance of common units - net	$2	$3
Issuances (retirements) of long-term debt - net	46	(24)
Partner contributions	3	1
Partner distributions	(97)	(74)
Change in amounts due to related parties	(1)	19
Proceeds related to differential membership interests - net	40	24
Other	(13)	(11)
Net cash used in financing activities	$(20)	$(62)

The change in net cash used in financing activities primarily reflects net issuances of long-term debt in 2020 (see Note 7 - Debt) compared to net retirements of long-term debt in 2019 and higher proceeds from differential membership interests, partly offset by higher partner distributions and the absence of a related party payment that occurred in 2019.

New Accounting Rules and Interpretations

Reference Rate Reform - In March 2020, the FASB issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from LIBOR and other interbank offered rates to alternative reference rates that are yet to be determined or finalized. See Note 10 - Reference Rate Reform.

Quantitative and Qualitative Disclosures about Market Risk

NEP is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with its business. The types of market risks include interest rate and counterparty credit risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements (see Note 5).

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2020, approximately 13% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At March 31, 2020, the estimated fair value of NEP's long-term debt was approximately $4.1 billion and the carrying value of the long-term debt was $4.2 billion. See Note 4 - Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $54 million at March 31, 2020.

At March 31, 2020, NEP had interest rate contracts with a net notional amount of approximately $7.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at March 31, 2020 would increase by approximately $66 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2020.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except as follows:

The coronavirus pandemic may have a material adverse impact on NEP’s business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

NEP is closely monitoring the global outbreak of the novel coronavirus (COVID-19). At this time, NEP is unable to determine the ultimate severity or duration of the outbreak or its effects on, among other things, the global, national or local economy, the capital and credit markets, NEP’s customers and suppliers or the services NEER provides to NEP. As a result, NEP cannot predict whether COVID-19 will have a material adverse impact on its business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

The factors discussed in Part I, Item 1A. Risk Factors in the 2019 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders should be carefully considered. The risks described above and in the 2019 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 5. Other Information

(a)NEP held its 2020 Annual Meeting of Unitholders (2020 Annual Meeting) on April 21, 2020. At the 2020 Annual Meeting, NEP's unitholders elected all of NEP’s nominees for director and approved two proposals. The proposals are described in detail in NEP's definitive proxy statement on Schedule 14A for the 2020 Annual Meeting (Proxy Statement), filed with the Securities and Exchange Commission on March 6, 2020. The voting results below reflect any applicable voting limitations and cutbacks as described in the Proxy Statement.

The final voting results with respect to each proposal voted upon at the 2020 Annual Meeting are set forth below.

Proposal 1

NEP's unitholders elected each of the four nominees to NEP's Board of Directors (Board) until the next annual meeting of unitholders by a majority of the votes cast, as set forth below:

	FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Susan D. Austin	56,455,007	98.7%	748,099	71,457	9,961,491
Robert J. Byrne	56,331,284	98.7%	746,046	197,233	9,961,491
Peter H. Kind	56,329,789	98.7%	744,876	199,898	9,961,491
James L. Robo	47,940,652	84.0%	9,100,361	233,550	9,961,491

Without giving effect to the voting limitation and cutbacks that apply to the election of directors as described in the Proxy Statement, the percent of the votes cast FOR Ms. Austin and Messrs. Byrne and Kind would have been 99.5% and FOR Mr. Robo would have been 94.3%.

Proposal 2

NEP's unitholders ratified the appointment of Deloitte & Touche LLP as NEP's independent registered public accounting firm for 2020, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
159,914,658	99.96%	68,395	110,842	—

Proposal 3

NEP's unitholders approved, by non-binding advisory vote, NEP's compensation of its named executive officers as disclosed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
141,970,595	94.7%	7,877,006	284,803	9,961,491

Item 6. Exhibits

Exhibit Number	Description
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document - XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  April 23, 2020

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)