Form 10-Q
period 2020-06-30
NextEra Energy Partners, LP
filed 2020-07-24
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at June 30, 2020:  65,529,364

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2019 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
March 2020 Form 10-Q	NEP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables	NEP Renewables, LLC
NEP Renewables II	NEP Renewables II, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
SEC	U.S. Securities and Exchange Commission
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2019 Form 10-K and Part II, Item 1A. Risk Factors in the March 2020 Form 10-Q and investors should refer to those sections of the 2019 Form 10-K and the March 2020 Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES
Renewable energy sales	$203	$170	$360	$294
Texas pipelines service revenues	50	49	105	103
Total operating revenues(a)	253	219	465	397
OPERATING EXPENSES
Operations and maintenance(b)	89	82	180	157
Depreciation and amortization	66	63	133	124
Taxes other than income taxes and other	9	7	14	13
Total operating expenses - net	164	152	327	294
OPERATING INCOME	89	67	138	103
OTHER INCOME (DEDUCTIONS)
Interest expense	16	(207)	(823)	(362)
Equity in earnings of equity method investees	29	9	46	8
Equity in earnings (losses) of non-economic ownership interests	5	(4)	(18)	(11)
Other - net	1	1	2	2
Total other income (deductions) - net	51	(201)	(793)	(363)
INCOME (LOSS) BEFORE INCOME TAXES	140	(134)	(655)	(260)
INCOME TAX EXPENSE (BENEFIT)	13	(10)	(62)	(16)
NET INCOME (LOSS)	127	(124)	(593)	(244)
Net income attributable to preferred distributions	(2)	(6)	(4)	(12)
Net loss (income) attributable to noncontrolling interests	(78)	102	421	207
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$47	$(28)	$(176)	$(49)

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic	$0.71	$(0.49)	$(2.68)	$(0.88)
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$0.69	$(0.49)	$(2.68)	$(0.88)
____________________
(a) Includes related party revenues of $7 million and $1 million for the three months ended June 30, 2020 and 2019, respectively, and $11 million and $2 million for the six months ended June 30, 2020 and 2019, respectively.
(b) Includes O&M expenses related to renewable energy projects of $48 million and $47 million for the three months ended June 30, 2020 and 2019, respectively, and $99 million and $85 million for the six months ended June 30, 2020 and 2019, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $8 million for the three months ended June 30, 2020 and 2019, respectively, and $22 million and $21 million for the six months ended June 30, 2020 and 2019, respectively. Total O&M expenses presented include related party amounts of $34 million and $24 million for the three months ended June 30, 2020 and 2019, respectively, and $66 million and $48 million for the six months ended June 30, 2020 and 2019, respectively.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$127	$(124)	$(593)	$(244)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification from AOCI to net income (net of $0, $0, $0 and $0 tax benefit, respectively)	—	—	—	(6)
Other comprehensive income related to equity method investees (net of $0, $0, $0 and $0 tax expense, respectively)	1	—	1	1
Total other comprehensive income (loss), net of tax	1	—	1	(5)
COMPREHENSIVE INCOME (LOSS)	128	(124)	(592)	(249)
Comprehensive income attributable to preferred distributions	(2)	(6)	(4)	(12)
Comprehensive loss (income) attributable to noncontrolling interests	(79)	102	420	210
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$47	$(28)	$(176)	$(51)

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$96	$128
Accounts receivable	113	79
Other receivables	165	173
Due from related parties	64	17
Inventory	25	20
Other current assets	8	16
Total current assets	471	433
Non-current assets:
Property, plant and equipment - net	6,971	6,970
Intangible assets – PPAs - net	1,603	1,655
Intangible assets – customer relationships - net	619	627
Goodwill	609	609
Investments in equity method investees	1,653	1,653
Deferred income taxes	233	172
Other non-current assets	126	137
Total non-current assets	11,814	11,823
TOTAL ASSETS	$12,285	$12,256
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$133	$122
Due to related parties	68	58
Current portion of long-term debt	13	12
Accrued interest	35	40
Derivatives	18	1
Accrued property taxes	15	21
Other current liabilities	41	47
Total current liabilities	323	301
Non-current liabilities:
Long-term debt	4,182	4,132
Asset retirement obligation	142	139
Derivatives	1,136	417
Non-current due to related party	35	34
Other non-current liabilities	184	167
Total non-current liabilities	5,679	4,889
TOTAL LIABILITIES	6,002	5,190
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (4.7 and 4.7 units issued and outstanding, respectively)	183	183
Common units (65.5 and 65.5 units issued and outstanding, respectively)	1,759	2,008
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	4,349	4,883
TOTAL EQUITY	6,283	7,066
TOTAL LIABILITIES AND EQUITY	$12,285	$12,256

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(593)	$(244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	133	124
Intangible amortization - PPAs	51	21
Change in value of derivative contracts	736	277
Deferred income taxes	(62)	(16)
Equity in earnings of equity method investees, net of distributions received	3	(8)
Equity in losses of non-economic ownership interests	18	11
Other - net	10	10
Changes in operating assets and liabilities:
Other current assets	(22)	(20)
Other non-current assets	1	(3)
Other current liabilities	(15)	(20)
Other non-current liabilities	(1)	(2)
Net cash provided by operating activities	259	130
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries - net	—	(1,028)
Capital expenditures and other investments	(121)	(6)
Payments to related parties under CSCS agreement - net	(46)	(671)
Distributions from equity method investee	8	—
Other	10	4
Net cash used in investing activities	(149)	(1,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	2	3
Issuances of long-term debt	61	1,150
Retirements of long-term debt	(15)	(310)
Debt issuance costs	(1)	(11)
Partner contributions	6	2
Partner distributions	(201)	(158)
Preferred unit distributions	(4)	(12)
Proceeds from differential membership investors	47	31
Payments to differential membership investors	(15)	(16)
Payments to Class B noncontrolling interests investors	(21)	(8)
Proceeds on sale of Class B noncontrolling interests - net	—	893
Change in amounts due to related parties	(1)	19
Net cash provided by (used in) financing activities	(142)	1,583
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(32)	12
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	132	166
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$100	$178
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partner noncash distributions	$1	$3
Partner noncash contributions	$—	$11
Change in noncash investments in equity method investees - net	$—	$6
Accrued property additions	$30	$—
Accrued preferred distributions	$2	$6

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units		Accumulated Other
	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2019	4.7	$183	65.5	$2,008	$(8)	$4,883	$7,066
Net income (loss)	—	2	—	(222)	—	(500)	(720)
Related party contributions	—	—	—	—	—	3	3
Related party distributions	—	—	—	—	—	(62)	(62)
Other differential membership investment activity	—	—	—	—	—	40	40
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(10)	(10)
Distributions to unitholders(a)	—	(2)	—	(35)	—	—	(37)
Other	—	—	—	(1)	—	—	(1)
Balances, March 31, 2020	4.7	183	65.5	1,750	(8)	4,354	6,279
Net income	—	2	—	47	—	78	127
Other comprehensive income	—	—	—	—	—	1	1
Related party note receivable	—	—	—	—	—	1	1
Related party contributions	—	—	—	—	—	2	2
Related party distributions	—	—	—	—	—	(69)	(69)
Other differential membership investment activity	—	—	—	—	—	(8)	(8)
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(11)	(11)
Distributions to unitholders(a)	—	(2)	—	(36)	—	—	(38)
Other	—	—	—	(2)	—	1	(1)
Balances, June 30, 2020	4.7	$183	65.5	$1,759	$(8)	$4,349	$6,283
_________________________
(a) Distributions per common unit of $0.5550 and $0.5350 were paid during the three months ended June 30, 2020 and March 31, 2020, respectively. At June 30, 2020, $2 million of preferred unit distributions were accrued and are payable in August 2020.

.

	Preferred Units		Common Units		Accumulated Other
	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2018	14.0	$548	56.1	$1,804	$(6)	$3,192	$5,538
Issuance of common units - net	—	—	0.1	1	—	—	1
Net income (loss)	—	6	—	(22)	—	(105)	(121)
Other comprehensive loss	—	—	—	—	(2)	(3)	(5)
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(51)	(51)
Changes in non-economic ownership interests	—	—	—	—	—	(6)	(6)
Other differential membership investment activity	—	—	—	—	—	24	24
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(5)	(5)
Distributions to unitholders(a)	—	(6)	—	(26)	—	—	(32)
Other	—	—	—	—	—	1	1
Balances, March 31, 2019	14.0	548	56.2	1,757	(8)	3,048	5,345
Issuance of common units - net	—	—	—	1	—	—	1
Acquisition of subsidiaries with noncontrolling ownership interests	—	—	—	—	—	472	472
Net income (loss)	—	6	—	(28)	—	(102)	(124)
Related party note receivable	—	—	—	—	—	1	1
Related party contributions	—	—	—	—	—	11	11
Related party distributions	—	—	—	—	—	(56)	(56)
Other differential membership investment activity	—	—	—	—	—	(8)	(8)
Payments to Class B noncontrolling interests investors	—	—	—	—	—	(3)	(3)
Distributions to unitholders(a)	—	(6)	—	(27)	—	—	(33)
Sale of Class B noncontrolling interest - net	—	—	—	—	—	893	893
Other	—	—	—	1	—	—	1
Balances, June 30, 2019	14.0	$548	56.2	$1,704	$(8)	$4,256	$6,500
_____________________________
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

The purchase price included approximately $1,020 million in cash consideration, plus working capital of $12 million. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.
The following table summarizes the final amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the June 2019 acquisition:

(millions)
Total consideration transferred	$1,032
Identifiable assets acquired and liabilities assumed
Cash	$4
Accounts receivable, other receivables and prepaid expenses	159
Property, plant and equipment – net	350
Intangible assets – PPAs	1,110
Goodwill	25
Other non-current assets	133
Accounts payable, accrued expenses and other current liabilities	(132)
Other non-current liabilities	(155)
Noncontrolling interest	(462)
Total net identifiable assets, at fair value	$1,032
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended June 30, 2020 is $198 million and $50 million, for the six months ended June 30, 2020 is $349 million and $104 million, for the three months ended June 30, 2019 is $174 million and $50 million, and for the six months ended June 30, 2019 is $300 million and $103 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2020 to 2035. At June 30, 2020, NEP expects to record approximately $2.0 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2026 to 2046, will vary based on the volume of energy delivered. At June 30, 2020, NEP expects to record approximately $207 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

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

The effective tax rate for the three and six months ended June 30, 2020 was approximately 9% and 9%, respectively, and for the three and six months ended June 30, 2019 was approximately 7% and 6%, respectively, and was primarily affected by tax expense (benefit) attributable to noncontrolling interests of approximately $(16) million and $89 million for the three and six months ended June 30, 2020, respectively, and $21 million and $43 million for the three and six months ended June 30, 2019, respectively.

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

NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$4	$—	$4	$16	$—	$16
Interest rate contracts	—	59	59	—	9	9
Total assets	$4	$59	$63	$16	$9	$25
Liabilities:
Interest rate contracts	$—	$1,213	$1,213	$—	$427	$427
Total liabilities	$—	$1,213	$1,213	$—	$427	$427

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$4,195	$4,249	$4,144	$4,235
____________________
(a) At June 30, 2020 and December 31, 2019, approximately $4,223 million and $4,211 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). At June 30, 2020 and December 31, 2019, the net notional amounts of the interest rate contracts were approximately $7,076 million and $6,859 million, respectively.

During the six months ended June 30, 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because the related future transactions being hedged were no longer going to occur. At June 30, 2020, NEP's AOCI does not include any amounts related to cash flow hedges. Cash flows from the interest rate contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Derivative Instruments - The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2020 and December 31, 2019, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on the condensed consolidated balance sheets.

	June 30, 2020
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$59	$1,213	$—	$1,154

Net fair value by balance sheet line item:
Other current assets			$—
Other non-current assets			—
Other current liabilities				$18
Derivatives				1,136
Total derivatives			$—	$1,154

	December 31, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
Interest rate contracts	$9	$427	$—	$418

Net fair value by balance sheet line item:
Other current assets			$—
Other non-current assets			—
Other current liabilities				$1
Derivatives				417
Total derivatives			$—	$418

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020	2019
	(millions)
Interest rate contracts:
Gains reclassified from AOCI to interest expense	$—		$—	$—	$6
Gains (losses) recognized in interest expense	$56	(a)	$(160)	$(739)	$(278)
____________________
(a) The valuation of certain interest rate swap transactions entered into during the fourth quarter of 2019 was corrected during the three months ended June 30, 2020, which resulted in a one-time gain of approximately $19 million.

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2020 and December 31, 2019, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $1,103 million and $420 million, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2020, NEP owned an approximately 39.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 60.8% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at June 30, 2020, NEP OpCo consolidated 12 VIEs related to certain subsidiaries that have sold differential membership interests in entities which own and operate 20 wind electric generation facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and non-current due to related party, of the VIEs, totaled approximately $4,739 million and $117 million, respectively, at June 30, 2020 and $4,814 million and $122 million, respectively, at December 31, 2019.

At June 30, 2020, NEP OpCo also consolidated four VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries. See Note 10 - Noncontrolling Interests. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment - net and intangible assets - PPAs, and the liabilities, primarily long-term debt, other long-term liabilities and asset retirement obligation, of these VIEs totaled approximately $7,810 million and $1,579 million, respectively, at June 30, 2020 and $7,900 million and $1,448 million, respectively, at December 31, 2019. These VIEs include three other VIEs related to Rosmar, Silver State and Meade. See Note 1. In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $2,090 million and $2,122 million of assets and $53 million and $53 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at June 30, 2020 and December 31, 2019, respectively.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2020 and December 31, 2019, NEP's equity method investment related to the non-economic ownership interests of approximately $10 million and $11 million, respectively, is reflected as other non-current assets and $25 million and $7 million, respectively, is reflected as other non-current liabilities on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Capitalization

Debt - Significant long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2020 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2020	NEP OpCo senior secured revolving credit facility	Variable(a)	$50	(b)	2025
January 2020 - June 2020	Senior secured limited-recourse debt	Variable(a)	$11	(c)	2026
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)At June 30, 2020, $550 million of borrowings were outstanding and approximately $117 million of letters of credit were issued under the NEP OpCo credit facility.
(c)At June 30, 2020, approximately $831 million of borrowings were outstanding under the existing credit agreement of the Meade purchaser and Pipeline Investment Holdings, LLC.

In February 2020, NEP OpCo and its direct subsidiary (loan parties) entered into an amendment of their existing revolving credit facility. The amendments to the revolving credit facility include, among other things, an extension of the maturity from February 2024 to February 2025.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2020, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings except as discussed in Note 11 - PG&E Bankruptcy.

Equity - On July 23, 2020, the board of directors of NEP authorized a distribution of $0.5775 per common unit payable on August 14, 2020 to its common unitholders of record on August 6, 2020.

Earnings (Loss) Per Unit - Diluted earnings (loss) per unit is based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the convertible notes and preferred units is computed using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of NEP's basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions, except per unit amounts)
Numerator:
Net income (loss) attributable to NEP – basic	$47	$(28)	$(176)	$(49)
Adjustments for convertible notes and preferred units(a)	5	—	—	—
Net income (loss) attributable to NEP used to compute diluted earnings (loss) per unit	$52	$(28)	$(176)	$(49)
Denominator:
Weighted-average number of common units outstanding – basic	65.5	56.2	65.5	56.1
Effect of dilutive convertible notes and preferred units(a)	10.3	—	—	—
Weighted-average number of common units outstanding and assumed conversions	75.8	56.2	65.5	56.1
Earnings (loss) per unit attributable to NEP:
Basic	$0.71	$(0.49)	$(2.68)	$(0.88)
Assuming dilution	$0.69	$(0.49)	$(2.68)	$(0.88)
————————————
(a)Due to the net losses incurred during the six months ended June 30, 2020 and the three and six months ended June 30, 2019, the weighted-average number of common units issuable pursuant to the convertible notes and preferred units totaling approximately 10.3 million, 19.7 million and 19.7 million, respectively, were not included in the calculation of diluted loss per unit due to their antidilutive effect.

8. Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)

Balances, December 31, 2019	$—	$(22)	$(22)
Net other comprehensive income (loss)	—	—	—
Balances, March 31, 2020	—	(22)	(22)
Other comprehensive income related to equity method investee	—	1	1
Net other comprehensive income (loss)	—	1	1
Balances, June 30, 2020	$—	$(21)	$(21)
AOCI attributable to noncontrolling interest	$—	$(13)	$(13)
AOCI attributable to NEP	$—	$(8)	$(8)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)

Balances, December 31, 2018	$6	$(24)	$(18)
Amounts reclassified from AOCI to interest expense	(6)	—	(6)
Other comprehensive income related to equity method investee	—	1	1
Net other comprehensive income (loss)	(6)	1	(5)
Balances, March 31, 2019	—	(23)	(23)
Net other comprehensive income (loss)	—	—	—
Balances, June 30, 2019	$—	$(23)	$(23)
AOCI attributable to noncontrolling interest	$—	$(15)	$(15)
AOCI attributable to NEP	$—	$(8)	$(8)

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and six months ended June 30, 2020 include approximately $27 million and $53 million, respectively, and for the three and six months ended June 30, 2019 include $23 million and $44 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2020 include approximately $1 million and $3 million, respectively, and for the three and six months ended June 30, 2019 include $1 million and $3 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) received by NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At June 30, 2020 and December 31, 2019, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $58 million and $12 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At June 30, 2020, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $639 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At June 30, 2020, NEER guaranteed a total of approximately $11 million related to these obligations.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $6 million and $10 million during the three and six months ended June 30, 2020, respectively, and $2 million and $3 million during the three and six months ended June 30, 2019, respectively.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - At June 30, 2020 and December 31, 2019, NEP had approximately $3 million and $3 million, respectively, of restricted cash included in other current assets on NEP's condensed consolidated balance sheets. Restricted cash at June 30, 2020 and December 31, 2019 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates that are yet to be determined or finalized. NEP’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance and can be applied prospectively through December 31, 2022. NEP is currently evaluating whether to apply the options provided by the standards update with regard to its contracts that reference LIBOR or other interbank offered rates as an interest rate benchmark.

Noncontrolling Interests - At June 30, 2020, the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables sold in 2018 and NEP Renewables II, NEP Pipelines and STX Midstream sold in 2019), the differential membership interests, NEE's approximately 60.8% noncontrolling limited partner interest in NEP OpCo and NEER's approximately 50% noncontrolling ownership interest in Silver State, as well as a non-affiliated party's 10% interest in one of the Texas pipelines and the non-economic ownership interests are reflected as noncontrolling interests on the condensed consolidated balance sheets. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEER's Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Six months ended June 30, 2020	(millions)
Balances, December 31, 2019	$2,628	$1,798	$389	$68	$4,883
Net income (loss) attributable to NCI	52	(71)	(459)	(22)	(500)
Related party contributions	—	—	—	3	3
Related party distributions	—	—	(60)	(2)	(62)
Differential membership investment contributions, net of distributions	—	40	—	—	40
Payments to Class B noncontrolling interest investors	(10)	—	—	—	(10)
Balances, March 31, 2020	2,670	1,767	(130)	47	4,354
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to NCI	53	(78)	97	6	78
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	2	2
Related party distributions	—	—	(67)	(2)	(69)
Differential membership investment contributions, net of distributions	—	(8)	—	—	(8)
Payments to Class B noncontrolling interest investors	(11)	—	—	—	(11)
Other	—	—	1	—	1
Balances, June 30, 2020	$2,712	$1,681	$(97)	$53	$4,349

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEER's Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Six months ended June 30, 2019	(millions)
Balances, December 31, 2018	$751	$2,019	$342	$80	$3,192
Net income (loss) attributable to NCI	12	(60)	(50)	(7)	(105)
Other comprehensive loss	—	—	(3)	—	(3)
Related party contributions	—	—	1	—	1
Related party distributions	—	—	(50)	(1)	(51)
Changes in non-economic ownership interests	—	—	—	(6)	(6)
Differential membership investment contributions, net of distributions	—	24	—	—	24
Payments to Class B noncontrolling interest investors	(5)	—	—	—	(5)
Other	—	—	1	—	1
Balances, March 31, 2019	758	1,983	241	66	3,048
Sale of noncontrolling interest in a NEP OpCo subsidiary	893	—	—	—	893
Acquisition of subsidiaries with differential membership interests	—	—	472	—	472
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to NCI	25	(63)	(59)	(5)	(102)
Related party contributions	—	—	11	—	11
Related party distributions	—	—	(54)	(2)	(56)
Differential membership investment contributions, net of distributions	—	(8)	—	—	(8)
Payments to Class B noncontrolling interest investors	(3)	—	—	—	(3)
Balances, June 30, 2019	$1,673	$1,912	$612	$59	$4,256

11. Commitments and Contingencies

Development, Engineering and Construction Commitments - At June 30, 2020, indirect subsidiaries of NEP had several engineering, procurement and construction contracts and a funding commitment related to the repowering of certain wind facilities and expansion projects at certain pipelines. Those contracts have varying payment terms and some include performance obligations that allow the NEP subsidiaries to receive liquidated damages if the contractor does not perform. As of June 30, 2020, the NEP subsidiaries had purchased approximately $166 million related to these projects, of which $36 million was purchased from NEER. Such costs primarily have been capitalized in property, plant and equipment - net on the condensed consolidated balance sheets. As of June 30, 2020, the NEP subsidiaries have remaining commitments under these contracts of approximately $205 million.

PG&E Bankruptcy - During the six months ended June 30, 2020, approximately $19 million of net income attributable to NEP relates to PPAs that the Genesis, Desert Sunlight and Shafter solar projects have with PG&E. On January 29, 2019, PG&E filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. PG&E’s Chapter 11 filing, or related events, caused events of default under the related financings which, among other things, blocked the distribution of cash generated by those projects. On July 1, 2020, PG&E emerged from bankruptcy, curing the related events of default that remained outstanding. On July 23, 2020, NEP received a distribution of approximately $65 million from Desert Sunlight.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At June 30, 2020, NEP owned an approximately 39.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 60.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$203	$170	$360	$294
Texas pipelines service revenues	50	49	105	103
Total operating revenues	253	219	465	397
OPERATING EXPENSES
Operations and maintenance	89	82	180	157
Depreciation and amortization	66	63	133	124
Taxes other than income taxes and other	9	7	14	13
Total operating expenses - net	164	152	327	294
OPERATING INCOME	89	67	138	103
OTHER INCOME (DEDUCTIONS)
Interest expense	16	(207)	(823)	(362)
Equity in earnings of equity method investees	29	9	46	8
Equity in earnings (losses) of non-economic ownership interests	5	(4)	(18)	(11)
Other - net	1	1	2	2
Total other income (deductions) - net	51	(201)	(793)	(363)
INCOME (LOSS) BEFORE INCOME TAXES	140	(134)	(655)	(260)
INCOME TAX EXPENSE (BENEFIT)	13	(10)	(62)	(16)
NET INCOME (LOSS)	127	(124)	(593)	(244)
Net income attributable to preferred distributions	(2)	(6)	(4)	(12)
Net loss (income) attributable to noncontrolling interests	(78)	102	421	207
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$47	$(28)	$(176)	$(49)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Operating Revenues

Renewable energy sales increased approximately $33 million during the three months ended June 30, 2020 reflecting an increase of approximately $21 million related to the projects acquired in June 2019 and an increase of $12 million primarily related to higher wind and solar resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $7 million during the three months ended June 30, 2020 primarily reflecting an increase of $5 million in higher IDR fees related to growth in NEP's distributions to its common unitholders and an increase of $2 million related to the projects acquired in June 2019.

Other Income (Deductions)

Interest Expense
Interest expense decreased approximately $223 million during the three months ended June 30, 2020 primarily due to a favorable change of $216 million related to mark-to-market activity.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $20 million during the three months ended June 30, 2020 primarily due to earnings related to the ownership interests in Meade acquired in November 2019 (see Note 1).

Equity in Earnings (Losses) of Non-Economic Ownership Interests
The earnings related to non-economic ownership interests increased approximately $9 million during the three months ended June 30, 2020 due to higher earnings at the related projects primarily related to favorable mark-to-market activity.

Income Taxes

For the three months ended June 30, 2020, NEP recorded income tax expense of approximately $13 million on income before income taxes of $140 million, resulting in an effective tax rate of 9%. The tax expense is comprised primarily of income tax expense of approximately $29 million at the statutory rate of 21%, partly offset by $16 million of income tax benefit attributable to noncontrolling interests.

For the three months ended June 30, 2019, NEP recorded income tax benefit of approximately $10 million on loss before income taxes of $134 million, resulting in an effective tax rate of 7%. The tax benefit is comprised primarily of income tax benefit of approximately $28 million at the statutory rate of 21% and $3 million of state income taxes, partly offset by $21 million of income tax attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended June 30, 2020 and 2019, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors and the income allocated to the Class B noncontrolling interests in NEP Renewables and NEP Renewables II as well as NEER's approximately 50% noncontrolling interest in Silver State. Additionally, for the three months ended June 30, 2020, net loss (income) attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interests in NEP Pipelines and STX Midstream sold in the fourth quarter of 2019. See Note 10 - Noncontrolling Interests.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Revenues

Renewable energy sales increased approximately $66 million during the six months ended June 30, 2020 reflecting an increase of approximately $39 million related to the projects acquired in June 2019 and an increase of $27 million primarily related to higher wind and solar resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $23 million during the six months ended June 30, 2020 primarily reflecting increases of $9 million in higher IDR fees related to growth in NEP's distributions to its common unitholders, $6 million related to the projects acquired in June 2019 and $8 million in other project operating expenses.

Depreciation and Amortization
Depreciation and amortization expense increased approximately $9 million during the six months ended June 30, 2020 primarily as a result of $7 million of depreciation related to the projects acquired in June 2019.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $461 million during the six months ended June 30, 2020 primarily due to $461 million of unfavorable mark-to-market activity.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $38 million during the six months ended June 30, 2020 primarily due to earnings related to the ownership interests in Meade acquired in November 2019 (see Note 1).

Equity in Losses of Non-Economic Ownership Interests
The losses related to non-economic ownership interests increased approximately $7 million during the six months ended June 30, 2020 due to lower earnings at the related projects primarily related to unfavorable mark-to-market activity.

Income Taxes

For the six months ended June 30, 2020, NEP recorded an income tax benefit of approximately $62 million on loss before income taxes of $655 million, resulting in an effective tax rate of 9%. The tax benefit is comprised primarily of income tax benefit of approximately $138 million at the statutory rate of 21% and state tax benefit of $10 million, partly offset by $89 million of income tax attributable to noncontrolling interests. Despite NEP's loss before income taxes, primarily driven by unfavorable mark-to-market activity related to its derivative contracts, NEP currently estimates that it will be able to realize its deferred tax assets. The assumptions used in NEP's evaluation require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates NEP is using to manage the underlying businesses.

For the six months ended June 30, 2019, NEP recorded income tax benefit of approximately $16 million on loss before income taxes of $260 million, resulting in an effective tax rate of 6%. The tax benefit is comprised primarily of income tax benefit of approximately $55 million at the statutory rate of 21% and $4 million of state income taxes, partly offset by $43 million of income tax attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interests

For the six months ended June 30, 2020 and 2019, net loss attributable to noncontrolling interests reflects the net income or loss attributable to NEE's noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors and the income allocated to the Class B noncontrolling interests in NEP Renewables and NEP Renewables II as well as NEER's approximately 50% noncontrolling interest in Silver State. Additionally, for the six months ended June 30, 2020, net loss attributable to noncontrolling interests reflects the income allocated to the Class B noncontrolling interests in NEP Pipelines and STX Midstream sold in the fourth quarter of 2019. See Note 10 - Noncontrolling Interests.

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

Liquidity Position

At June 30, 2020, NEP's liquidity position was approximately $737 million. The table below provides the components of NEP’s liquidity position:

	June 30, 2020	Maturity Date
	(millions)
Cash and cash equivalents	$96
Amounts due under the CSCS agreement	58
Revolving credit facilities(a)	1,250	2025
Less borrowings	(550)
Less issued letters of credit	(117)
Total(b)	$737
____________________
(a) Excludes certain credit facilities due to restrictions on the use of the borrowings.
(b) Excludes current restricted cash of approximately $3 million at June 30, 2020. See Note 10 - Restricted Cash.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

In February 2020, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility to extend the maturity date to February 2025. During the six months ended June 30, 2020, $50 million was drawn under the NEP OpCo revolving credit facility and $10 million was repaid. In addition, approximately $11 million was borrowed under a senior secured limited recourse term loan for the Meade expansion and $4 million was repaid. See Note 7 - Debt.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At June 30, 2020, NEP's subsidiaries were in compliance with all financial debt covenants under their financings except for events of default as discussed in Note 11 - PG&E Bankruptcy.

Contractual Obligations

NEP's contractual obligations at June 30, 2020 were as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Debt, including interest(a)	$399	$158	$159	$363	$1,399	$2,607	$5,085
Other contractual obligations(b)	164	38	29	14	14	139	398
Asset retirement activities(c)	—	—	—	—	—	566	566
MSA and credit support(d)	4	8	8	8	8	182	218
Total	$567	$204	$196	$385	$1,421	$3,494	$6,267
____________________
(a) Includes principal, interest, fees on credit facilities and interest rate contracts. Variable rate interest was computed using June 30, 2020 rates.
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
(d) Represents minimum fees under the MSA and CSCS agreement. See Note 9.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2020 and 2019, NEP had capital expenditures of approximately $121 million and $6 million, respectively. NEP expects to have capital expenditures totaling approximately $128 million related to an expansion investment at one of the Texas pipelines expected to be in-service during the fourth quarter of 2020 and $90 million of additional investment in CPL related to an expansion scheduled for commercial operation by mid-2022. In addition, NEP expects to have capital expenditures totaling approximately $200 million related to repowering investments at two wind generation facilities expected to be completed in 2020. See Note 11 - Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the six months ended June 30, 2020, NEP distributed approximately $71 million to its common unitholders. On July 23, 2020, the board of directors of NEP authorized a distribution of $0.5775 per common unit payable on August 14, 2020 to its common unitholders of record on August 6, 2020. During the six months ended June 30, 2020, NEP distributed approximately $4 million to its preferred unitholders and, at June 30, 2020, NEP accrued $2 million in preferred distributions to be paid in August 2020.

Cash Flows

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table reflects the changes in cash flows for the comparative periods:

	2020	2019	Change
	(millions)
Six Months Ended June 30,
Net cash provided by operating activities	$259	$130	$129
Net cash used in investing activities	$(149)	$(1,701)	$1,552
Net cash provided by (used in) financing activities	$(142)	$1,583	$(1,725)

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by cash from operations associated with the projects acquired in June 2019 (see Note 1) and higher wind and solar resource as well as distributions received associated with the ownership interests in Meade acquired in November 2019 (see Note 1).

Net Cash Used in Investing Activities

	2020	2019
	(millions)
Six Months Ended June 30,
Acquisition of membership interests in subsidiaries - net	$—	$(1,028)
Capital expenditures and other investments	(121)	(6)
Payments to related parties under CSCS agreement - net	(46)	(671)
Distributions from equity method investee	8	—
Other	10	4
Net cash used in investing activities	$(149)	$(1,701)

The decrease in net cash used in investing activities was primarily driven by the absence of the June 2019 acquisition and lower cash sweeps under the CSCS agreement in 2020 due to higher cash balances related to financing activity in June of 2019, partly offset by higher capital expenditures in 2020 primarily related to the pipeline expansion projects and repowering of certain wind facilities (see Capital Expenditures).

Net Cash Provided by (Used in) Financing Activities

	2020	2019
	(millions)
Six Months Ended June 30,
Proceeds from issuance of common units - net	$2	$3
Issuances (retirements) of long-term debt - net	46	840
Partner contributions	6	2
Partner distributions	(201)	(158)
Change in amounts due to related parties	(1)	19
Proceeds related to differential membership interests - net	32	15
Proceeds related to Class B noncontrolling interests - net	(21)	885
Other	(5)	(23)
Net cash provided by (used in) financing activities	$(142)	$1,583

The change in net cash provided by (used in) financing activities primarily reflects the absence of proceeds related to the sale of Class B noncontrolling interests and lower net issuances of long-term debt in 2020 compared to 2019, both of which were primarily related to the June 2019 acquisition.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2020, approximately 13% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At June 30, 2020, the estimated fair value of NEP's long-term debt was approximately $4.2 billion and the carrying value of the long-term debt was $4.2 billion. See Note 4 - Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $44 million at June 30, 2020.

At June 30, 2020, NEP had interest rate contracts with a net notional amount of approximately $7.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at June 30, 2020 would increase by approximately $71 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2020.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2019 Form 10-K and the March 2020 Form 10-Q. The factors discussed in Part I, Item 1A. Risk Factors in the 2019 Form 10-K and Part II, Item 1A. Risk Factors in the March 2020 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders should be carefully considered. The risks described in the 2019 Form 10-K and the March 2020 Form 10-Q are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

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

Date:  July 24, 2020

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)