Form 10-K
period 2020-12-31
NextEra Energy Partners, LP
filed 2021-02-16
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No ☑

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates at June 30, 2020 (based on the closing market price on the Composite Tape on June 30, 2020) was $3,270,074,217.

Number of NextEra Energy Partners, LP common units outstanding at January 31, 2021:  75,872,697

DOCUMENTS INCORPORATED BY REFERENCE
__________________________________

Portions of NextEra Energy Partners, LP's Proxy Statement for the 2021 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
Bcf	billion cubic feet
BLM	U.S. Bureau of Land Management
Canadian Holdings	NextEra Energy Canada Partners Holdings, ULC and subsidiaries
CITC	convertible investment tax credit
COD	commercial operation date
Code	U.S. Internal Revenue Code of 1986, as amended
CSCS agreement	cash sweep and credit support agreement
Desert Sunlight	Desert Sunlight Investment Holdings, LLC, which owns a solar generation plant located in Riverside County, California
FCPA	Foreign Corrupt Practices Act of 1977, as amended
FERC	U.S. Federal Energy Regulatory Commission
Genesis Holdings	Genesis Solar Holdings, LLC
GWh	gigawatt-hour(s)
IPO	initial public offering
IPP	independent power producer
ITC	investment tax credit
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP OpCo ROFR assets	all assets owned or hereafter acquired by NEP OpCo or its subsidiaries
NERC	North American Electric Reliability Corporation
NOLs	net operating losses
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement, which could include contracts under a Feed-in-Tariff or Renewable Energy Standard Offer Program
preferred units	Series A convertible preferred units representing limited partner interests in NEP
PTC	production tax credit
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
STX Holdings	South Texas Midstream Holdings, LLC
STX Midstream	South Texas Midstream, LLC
tax reform	the Tax Cuts and Jobs Act
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipelines acquisition	acquisition of NET Holdings Management, LLC
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
the board	the board of directors of NEP
U.S.	United States of America
Wilmot	Wilmot Energy Center, LLC
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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2020, NEP owned a controlling, non-economic general partner interest and a 42.8% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind and solar projects, as well as contracted natural gas pipeline assets.

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

The following diagram depicts NEP's simplified ownership structure at December 31, 2020:
(a) At December 31, 2020, NEE owns 1,402,483 NEP common units.
(b) At December 31, 2020, NEE Equity owns approximately 57.2% of NEP OpCo's common units representing limited partnership interests and
100% of NEP OpCo's Class B partnership interests. NEE Equity may tender its NEP OpCo common units and in exchange receive NEP common units on a one-for-one basis, or the value of such common units in cash, subject to the terms of the exchange agreement.
(c) At December 31, 2020, certain project and pipeline entities are subject to noncontrolling interests. See Note 2 - Noncontrolling Interests.

At December 31, 2020, NEP owned interests in the following portfolio of clean, contracted renewable energy projects located in 18 states:

Project	Resource	Net MW		Contract Expiration	NEP Acquisition / Investment Date
Genesis(a)	Solar	250		2039	July 2014
Northern Colorado(a)(b)	Wind	152		2034	July 2014
Northern Colorado II(a)(b)	Wind	22		2029	July 2014
Tuscola Bay(a)	Wind	120		2032	July 2014
Elk City(a)	Wind	99		2030	July 2014
Perrin Ranch(a)	Wind	99		2037	July 2014
Palo Duro(b)	Wind	250		2034	January 2015
Shafter(c)	Solar	20		2035	February 2015
Stateline(a)	Wind	300		2026	May 2015
Mammoth Plains(b)	Wind	199		2034	May 2015
Baldwin Wind(a)(b)	Wind	102		2041	May 2015
Ashtabula Wind III(a)	Wind	62		2038	May 2015
Seiling Wind(b)	Wind	199		2035	March 2016
Seiling Wind II(b)	Wind	100		2034	March 2016
Cedar Bluff Wind(b)	Wind	199		2035	July 2016
Golden Hills Wind(b)	Wind	86		2035	July 2016
Investment in Desert Sunlight(c)(d)	Solar	275	(e)	2035 (125 MW) 2039 (150 MW)	October 2016 (132 MW) November 2017 (143 MW)
Golden West Wind(b)	Wind	249		2040	May 2017
Brady Wind I(b)	Wind	150		2046	November 2017
Brady Wind II(b)	Wind	149		2046	November 2017
Javelina I(b)	Wind	250		2030 (200 MW) 2035 (50 MW)	November 2017
Breckinridge(a)(b)	Wind	98		2035	December 2018
Carousel(a)(b)	Wind	150		2041	December 2018
Javelina Wind II(a)(b)	Wind	200		2036	December 2018
Rush Springs(a)(b)	Wind	250		2031	December 2018
Mountain View Solar(a)(c)	Solar	20		2039	December 2018
Bluff Point Wind(a)(b)	Wind	120		2037	December 2018
Cottonwood Wind(a)(b)	Wind	90		2042	December 2018
Golden Hills North Wind(a)(b)	Wind	46		2037	December 2018
Kingman Wind I(a)(b)	Wind	103		2036	December 2018
Kingman Wind II(a)(b)	Wind	103		2036	December 2018
Ninnescah Wind(a)(b)	Wind	208		2036	December 2018
Ashtabula Wind II(a)	Wind	120		2034 (69 MW) 2040 (51 MW)	June 2019
Story County Wind II(a)	Wind	150		2030	June 2019
White Oak Wind(a)	Wind	150		2031	June 2019
Investment in Rosmar (Roswell and Marshall)(a)(d)	Solar	66	(e)	2041 (35 MW) 2042 (31 MW)	June 2019
Silver State South(a)(d)	Solar	125	(e)	2036	June 2019
Investment in Pine Brooke Holdings (7 projects)(a)(d)	Solar Wind	119 280	(e) (e)	2034 (80 MW) 2035 (9 MW) 2040 (270 MW) 2045 (40 MW)	December 2020
		5,730	(f)
____________________
(a)    Third party investors own noncontrolling Class B interests in the NEP subsidiaries that own interests in these projects. See Note 2 - Noncontrolling Interests and Note 13 - Class B Noncontrolling Interests.
(b)    NEP owns these wind projects together with third-party investors with differential membership interests. See Note 2 - Noncontrolling Interests and Note 10.
(c)    These projects are encumbered by liens against their assets securing various financings.
(d)    NEP has indirect approximately 50% equity method investments in Desert Sunlight and Rosmar, an indirect 40% equity method investment in Pine Brooke Holdings and an indirect controlling 50% interest in Silver State South. See Note 2 - Investments in Unconsolidated Entities and - Noncontrolling Interests.
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

In December 2020, NEP acquired 100% of the ownership interests in Wilmot, a 100 MW solar generation facility and a 30 MW battery storage facility under construction. See Note 3.

At December 31, 2020, NEP owned interests in the following contracted natural gas pipeline assets:

Pipeline(a)	Miles of Pipeline	Diameter (inches)	Net capacity per day(b)	Contracted Capacity per day(b)	Contract Expiration	In Service Date	Location	NEP Acquisition Date
NET Mexico(c)	120	42" / 48"	2.07 Bcf	1.94 Bcf	2022 - 2035	December 2014	Texas	October 2015
Eagle Ford	158	16" / 24" - 30"	1.10 Bcf	0.65 Bcf	2021 - 2027	September 2011 / June 2013	Texas	October 2015
Monument	156	16"	0.25 Bcf	0.12 Bcf	2022 - 2030	Built in the 1950s - 2000s	Texas	October 2015
Other	108	8" - 16"	0.40 Bcf	0.28 Bcf	2029 - 2035	Built in the 1960s - 1980s; upgraded in 2001 / others placed in service in 2002 - 2015	Texas	October 2015
Investment in CPL(d)	185	30" / 42"	0.50 Bcf	0.50 Bcf	2034	October 2018	Pennsylvania	November 2019
____________________
(a)    NEP's ownership interests in the pipelines are pledged as collateral securing various financings. Additionally, third party investors own noncontrolling Class B interests in the respective NEP subsidiaries that have ownership interests in these pipelines. See Note 2 - Noncontrolling Interests and Note 13 - Class B Noncontrolling Interests.
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

At December 31, 2020, NEP's ownership interests in clean energy projects and pipelines, excluding its non-economic ownership interests, are as follows:

Legend
VVind Asset
Solar Asset
Pipeline Asset
State with Project or Pipeline in Operation

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipelines primarily operate under long-term firm transportation contracts under which counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipelines. In 2020, NEP derived approximately 15% and 13% of its consolidated revenues from its contracts with Pacific Gas and Electric Company and Mex Gas Supply S.L., respectively. See Item 1A for a discussion of risks related to NEP's counterparties and business relationship with Pemex.

NEP, NEP OpCo and NEP OpCo GP are parties to the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to NEP under the direction of the board, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers, in addition to those services that are provided under O&M agreements and ASAs between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee and makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its common unitholders (incentive distribution rights fees, or IDRs). See Note 14 - Management Services Agreement. In addition, certain subsidiaries of NEP are parties to transportation agreements and a fuel management agreement with a subsidiary of NEE. See Note 14 - Transportation and Fuel Management Agreements.

NEP and NEP OpCo are parties to a right of first refusal (ROFR) agreement with NEER granting NEER and its subsidiaries (other than NEP OpCo and its subsidiaries) a right of first refusal on any proposed sale of any NEP OpCo ROFR assets. Pursuant to the terms of the ROFR agreement, prior to engaging in any negotiation regarding any sale of a NEP OpCo ROFR asset, NEP OpCo must first negotiate for 30 days with NEER to attempt to reach an agreement on a sale of such asset to NEER or any of its subsidiaries. If an agreement is not reached within the initial 30-day period, NEP OpCo will be able to negotiate with any third party for the sale of such asset for a 30-day period. Prior to accepting any third party offer, NEP OpCo will be required to restart negotiations with NEER for the next 30 days and will not be permitted to sell the applicable asset to the third party making the offer if NEER agrees to terms substantially consistent with those proposed by such third party. If, by the end of the 30-day period, NEER and NEP OpCo have not reached an agreement, NEP OpCo will have the right to sell such asset to such third party within 30 days.

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

Renewable energy technology has improved and installation costs have declined meaningfully in recent years. Wind technology is improving as a result of taller towers, longer blades and more efficient energy conversion equipment, which allow wind projects to more efficiently capture wind resource and produce more energy. Solar technology is also improving as solar cell efficiencies improve and solar equipment costs decline. Wind and solar energy generation are becoming the lowest cost energy generation technologies in many regions in the U.S. which is expected to lead to significant growth in the renewable energy industry.

Natural Gas Pipeline Transportation Industry

The U.S. natural gas pipeline network is a highly integrated network that transports natural gas through approximately 3 million miles of mainline and other pipelines that link natural gas production areas and storage facilities with consumers. Based on data compiled through November 15, 2020 by the U.S. Energy Information Administration, there were U.S. natural gas pipeline capacity additions of approximately 12.7 Bcf/d and 15.1 Bcf/d in 2020 and 2019, respectively.

Policy Incentives

Policy incentives in the U.S. have the effect of making the development of renewable energy projects more competitive by providing credits for a portion of the development costs or by providing favorable contract prices. A loss of or reduction in such incentives could decrease the attractiveness of renewable energy projects to developers, including NEE, which could reduce NEP's future acquisition opportunities. Such a loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues.

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System (MACRS), wind and solar projects are fully depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. Previously, owners of solar facilities could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (CITC) for qualifying solar facilities where construction began before the end of 2011 and the facilities were placed in service before 2017. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began (extended to five years for a facility that began construction in 2016 or 2017). The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. Tax credits for qualifying wind and solar projects are subject to the following schedule.

	Year construction of project begins(a)
	2016	2017	2018	2019	2020	2021	2022	2023	2024 and beyond
PTC(b)	100%	80%	60%	40%	60%	60%	-	-	-
Wind ITC(c)	30%	24%	18%	12%	18%	18%	-	-	-
Solar ITC(d)	30%	30%	30%	30%	26%	26%	26%	22%	10%
______________________
(a)    A project must be placed in service no more than four years after the year in which construction of the project began (extended to five years for a facility that began construction in 2016 or 2017) to qualify for the PTC or ITC.
(b)    Percentage of the full PTC available for wind projects that begin construction during the applicable year.
(c)    Percentage of eligible project costs that can be claimed as ITC by wind projects that begin construction during the applicable year.
(d)    Percentage of eligible project costs that can be claimed as ITC by solar projects that begin construction during the applicable year. ITC is limited to 10% for solar projects not placed in service before January 1, 2026.

RPS, currently in place in certain states, require electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources. Additionally, other states in the U.S. have set renewable energy goals to reduce greenhouse gas emissions from historic levels. NEP believes that these standards and goals will create incremental demand for renewable energy in the future.

BUSINESS STRATEGY

NEP's primary business objective is to acquire ownership interests in contracted clean energy projects from NEER or third parties that allow NEP to increase its cash distributions to the holders of its common units over time. To achieve this objective, NEP intends to execute the following business strategy:

•Focus on contracted clean energy projects. NEP intends to focus on long-term contracted clean energy projects with newer and more reliable technology, lower operating costs and relatively stable cash flows, subject to seasonal variances, consistent with the characteristics of its portfolio.
•Focus on North America. NEP intends to focus its investments in North America, where it believes industry trends present significant opportunities to acquire contracted clean energy projects in diverse regions and favorable locations. By focusing on North America, NEP believes it will be able to take advantage of NEE’s long-standing industry relationships, knowledge and experience.
•Maintain a sound capital structure and financial flexibility. NEP and its subsidiaries have utilized various financing structures including limited-recourse project-level financings, the sale of differential membership interests and equity interests in certain subsidiaries, preferred units, convertible senior unsecured notes and senior unsecured notes, as well as revolving credit facilities and term loans. NEP believes its cash flow profile, its credit rating, the long-term nature of its contracts and its ability to raise capital provide flexibility for optimizing its capital structure and increasing distributions. NEP intends to continually evaluate opportunities to finance future acquisitions or refinance its existing debt and seeks to limit recourse, optimize leverage, hedge exposure, extend maturities and increase cash distributions to common unitholders over the long term.
•Take advantage of NEER’s operational excellence to maintain the value of the projects in NEP's portfolio. NEER provides O&M, administrative and management services to NEP's projects pursuant to the MSA and other agreements. Through these agreements, NEP benefits from the operational expertise that NEER currently provides across its entire portfolio. NEP expects that these services will maximize the operational efficiencies of its portfolio.
•Grow NEP's business and cash distributions through selective acquisitions of ownership interests in operating projects or projects under construction. NEP intends to focus on acquiring ownership interests in clean energy projects in operation or under construction, maintaining a disciplined investment approach and taking advantage of opportunities to acquire ownership interests in additional projects from NEER and third parties in the future, which it believes will enable it to increase cash distributions to its common unitholders over the long term.

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

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio of projects supports expected stable long-term cash flows. The renewable energy projects in NEP's portfolio are fully contracted under long-term contracts that generally provide for fixed price payments over the contract term. Revenues from the Texas pipeline projects are primarily generated from firm transportation contracts based on the fixed amount of capacity reserved by the counterparties. The renewable energy projects and pipeline projects have a total weighted average remaining contract term of approximately 15 years at December 31, 2020 based on expected contributions to cash available for distribution.

New, well-maintained portfolio. Approximately 80% of NEP's portfolio, based on expected contributions to cash available for distribution, of renewable energy projects and pipelines have been operating for fewer than seven years. Because NEP's portfolio of projects is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

Geographic and resource diversification. NEP's portfolio is geographically diverse across the U.S. In addition, NEP's portfolio includes both wind and solar generation facilities, as well as natural gas pipelines. A diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, NEP believes the geographic diversity of its portfolio helps minimize the impact of adverse regulatory conditions in particular jurisdictions.

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

REGULATION

NEP's projects and pipelines are subject to regulation by a number of U.S. federal, state and other organizations, including, but not limited to, the following:

•the FERC, which oversees the acquisition and disposition of generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce and wholesale purchases and sales of electric energy, among other things;
•the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts;
•the Environmental Protection Agency (EPA), which has the responsibility to maintain and enforce national standards under a variety of environmental laws. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts;
•various agencies in Texas and Pennsylvania, which oversee safety, environmental and certain aspects of rates and transportation related to the pipeline projects; and

•the Pipeline and Hazardous Materials Safety Administration and the Texas Railroad Commission's Pipeline Safety Division, which, among other things, oversee the safety of natural gas pipelines.

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

HUMAN CAPITAL

NEP does not have any employees and relies solely on employees of affiliates of the manager under the MSA, including employees of NEE and NEER, to serve as officers of NEP. See further discussion of the MSA and other payments to NEE in Note 14.

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

Operation and maintenance of renewable energy projects and pipelines involve significant risks that could result in unplanned power outages, reduced output or capacity, personal injury or loss of life.

There are risks associated with the operation of NEP's renewable energy projects and pipelines, including:

•breakdown or failure of, or damage to, turbines, blades, blade attachments, solar panels, mirrors, pipelines and other equipment, which could reduce a project’s energy output or a pipeline's ability to transport natural gas at expected levels or result in personal injury or loss of life;
•catastrophic events, such as fires, earthquakes, hurricanes, severe weather, tornadoes, ice or hail storms, other meteorological conditions, landslides and other similar events beyond NEP's control, which could severely damage or destroy all or a part of a project, pipeline or interconnection and transmission facilities, reduce its energy output or capacity, or result in personal injury or loss of life;
•technical performance below expected levels, including, but not limited to, the failure of wind turbines, solar panels, mirrors and other equipment to produce energy as expected due to incorrect measures of expected performance provided by equipment suppliers;
•interference from nearby wind projects or other structures;
•leaks, explosions or mechanical problems at a pipeline, which could reduce a pipeline's ability to transport natural gas at expected levels or result in significant damage to property, environmental pollution, personal injury or loss of life;
•increases in the cost of operating the projects;
•operator, contractor or supplier error or failure to perform or to fulfill any warranty obligations;
•serial design or manufacturing defects, which may not be covered by warranty;
•extended events, including, but not limited to, force majeure, under certain PPAs that may give rise to a termination right of the customer under such a PPA (renewable energy counterparty);
•failure to comply with permits and the inability to renew or replace permits that have expired or terminated;
•the inability to operate within limitations that may be imposed by current or future governmental permits;
•replacements for failed equipment, which may need to meet new interconnection standards or require system impact studies and compliance that may be difficult or expensive to achieve;
•land use, environmental or other regulatory requirements;
•disputes with the BLM, other owners of land on which NEP's projects are located or adjacent landowners;
•changes in laws, regulations, policies and treaties;
•government or utility exercise of eminent domain power or similar events;
•existence of liens, encumbrances and other imperfections in title affecting real estate interests; and
•insufficient insurance, warranties or performance guarantees to cover any or all lost revenues or increased expenses from the foregoing.

These and other factors could require NEP to shut down its renewable energy projects or pipelines. For renewable energy projects or pipelines located near populated areas, including, but not limited to, residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from certain of these risks could be greater.

These factors could also degrade equipment, reduce the useful life of interconnection and transmission facilities and materially increase maintenance and other costs. Unanticipated capital expenditures associated with maintaining or repairing NEP's projects and pipelines may reduce profitability. In addition, replacement and spare parts for solar panels, wind turbines and other key equipment may be difficult or costly to acquire or may be unavailable and portions of NEP's pipelines have been in service for several decades, which could result in increased maintenance and repair activities.

Such events or actions could significantly decrease or eliminate the revenues of a project or pipeline, significantly increase its operating costs, cause a default under NEP's financing agreements or give rise to damages or penalties to a PPA counterparty, another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP is pursuing the repowering of wind projects and the expansion of natural gas pipelines that will require up-front capital expenditures and expose NEP to project development risks.

NEP is pursuing the repowering of wind projects and the expansion of a natural gas pipeline in its portfolio. The development of wind repowering projects and pipeline expansions involves numerous regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to committed shippers or PPA counterparties if a project does not achieve commercial operations before a specified date that the parties may agree to in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any expansion or repowering project through the sale of additional common units or securities convertible into, or settleable with, common units, which could result in dilution to NEP’s unitholders, or through other financings which could result in additional expense. The construction related to the expansion or repowering projects may occur over an extended period of time and NEP may not receive increases in revenues until the projects are placed in service, or at all. Accordingly, NEP's expansion and repowering efforts may not result in additional long-term contracted revenue streams that increase the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

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

The ability of NEP to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEP's insurance coverage does not provide protection against all significant losses.

NEP shares insurance coverage with NEE and its affiliates, for which NEP reimburses NEE. NEE currently maintains liability insurance coverage for itself and its affiliates, including NEP, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage to third parties. NEE also maintains coverage for itself and its affiliates, including NEP, for physical damage to assets and resulting business interruption, including, but not limited to, damage caused by terrorist acts. However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. To the extent NEE or any of its affiliates experience covered losses under the insurance policies, the limit of NEP's coverage for potential losses may be decreased. NEE may also reduce or eliminate such coverage at any time. NEP may not be able to maintain or obtain insurance of the type and amount NEP desires at reasonable rates and NEP may elect to self-insure some of its wind and solar projects and natural gas pipelines. The ability of NEE to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, NEP may be required to pay costs associated with adverse future events. A loss for which NEP is not fully insured could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP relies on interconnection, transmission and other pipeline facilities of third parties to deliver energy from its renewable energy projects and to transport natural gas to and from its pipelines. If these facilities become unavailable, NEP's projects and pipelines may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.

NEP depends on interconnection and transmission facilities owned and operated by third parties to deliver energy from its wind and solar projects. In addition, some of the renewable energy projects in NEP's portfolio share essential facilities, including interconnection and transmission facilities, with projects that are owned by other affiliates of NEE. If the interconnection or transmission arrangement for a project is terminated, NEP may not be able to replace it on similar terms to the existing arrangement, or at all, or NEP may experience significant delays or costs in connection with such replacement. NEP also depends upon third-party pipelines and other facilities that transport natural gas to and from its pipelines. Because NEP does not own these third-party pipelines or facilities, their continuing operation are not within its control. The unavailability of interconnection, transmission, pipeline or shared facilities could adversely affect the operation of NEP's projects and pipelines and the revenues received, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations, compliance with which may require significant capital expenditures, increase NEP’s cost of operations and affect or limit its business plans.

NEP's projects and pipelines are subject to numerous environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to the protection of avian and other wildlife; the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals; air emissions, water quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater; federal, state or local land use, zoning, building and transportation laws and requirements; the presence or discovery of archaeological, religious or cultural resources at or near NEP's projects or pipelines; and the protection of workers’ health and safety, among other things. If NEP's projects or pipelines do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, NEP may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects or pipelines and may also be subject to criminal sanctions or injunctions, such as restrictions on how it operates its wind facilities. NEP's projects and pipelines also carry inherent environmental, health and safety risks, including, without limitation, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. For example, NEP's wind facilities operate without take permits under the Bald and Golden Eagle Protection Act (BGEPA) and the federal government could seek to prosecute NEP or its wind facility subsidiaries for the accidental eagle collisions with wind turbines or other structures that occur or may occur at those facilities for criminal violations of BGEPA if the federal government ultimately disagrees with NEP's position that BGEPA's criminal liability provisions relate only to hunting and other intentional activities, and do not apply to accidental collisions with wind turbines or other structures, such as airplanes and buildings. Proceedings related to any such litigation or actions could result in significant expenditures as well as the restriction or elimination of the ability to operate any affected project.

Environmental, health and safety laws and regulations have generally become more stringent over time, and NEP expects this trend to continue. Significant capital and operating costs may be incurred at any time to keep NEP's projects or pipelines in compliance with environmental, health and safety laws and regulations. If it is not economical to make those expenditures, or if NEP's projects or pipelines violate any of these laws and regulations, it may be necessary to retire the affected project or pipeline or restrict or modify its operations, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

The structure of the energy industry and regulation in the U.S. is currently, and may continue to be, subject to challenges and restructuring proposals. Additional regulatory approvals may be required due to changes in law or for other reasons. NEP expects the laws and regulation applicable to its business and the energy industry generally to be in a state of transition for the foreseeable future. Changes in the structure of the industry or in such laws and regulations could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP is and may also become subject to additional claims based on alleged negative health effects related to acoustics, shadow flicker or other claims associated with wind turbines from individuals who live near NEP's projects. Any such legal proceedings or disputes could materially increase the costs associated with NEP's operations. In addition, NEP may become subject to legal proceedings or claims contesting the construction or operation of NEP's projects. Any such legal proceedings or disputes could materially delay NEP's ability to complete construction of a project in a timely manner, or at all, or materially increase the costs associated with commencing or continuing a project’s commercial operations. Any settlement of claims or unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP is subject to risks associated with its ownership interests in projects or pipelines that are under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

NEP has interests in certain projects or pipelines that have not yet commenced operations or are under construction and is pursuing wind repowering projects. There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project or pipeline from commencing commercial operations. Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including:

•delays in obtaining, or the inability to obtain, necessary permits and licenses;

•delays and increased costs related to the interconnection of new projects to the transmission system;
•the inability to acquire or maintain land use and access rights;
•the failure to receive contracted third-party services;
•interruptions to dispatch at the projects;
•supply interruptions, including as a result of changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries in which NEP's suppliers are located;
•work stoppages;
•labor disputes;
•weather interferences;
•unforeseen engineering, environmental and geological problems, including, but not limited to, discoveries of contamination, protected plant or animal species or habitat, archaeological or cultural resources or other environment-related factors;
•unanticipated cost overruns in excess of budgeted contingencies; and
•failure of contracting parties to perform under contracts.

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

NEP expects that its existing and future contracts will be the principal source of cash flows available to make distributions to its unitholders. Thus, the actions of even one customer may cause variability of NEP’s revenue, financial results and cash flows that are difficult to predict. Similarly, significant portions of NEP’s credit risk may be concentrated among a limited number of customers and the failure of even one of these key customers to fulfill its contractual obligations to NEP could significantly impact NEP's business and financial results. Any or all of NEP's customers may fail to fulfill their obligations under their contracts with NEP, whether as a result of the occurrence of any of the following factors or otherwise:

•Specified events beyond NEP's control or the control of a customer may temporarily or permanently excuse the customer from its obligation to accept and pay for delivery of energy generated by a project. These events could include, among other things, a system emergency, transmission failure or curtailment, adverse weather conditions or labor disputes.
•Since Pemex, an autonomous state entity controlled by the Mexican government, makes payments with respect to natural gas transportation agreements, NEP is subject to the risk that Pemex may attempt to unilaterally change or terminate its contract with NEP, whether as a result of legislative, regulatory, political or other activities, including changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries.
•Certain of NEP’s customers have been impacted by wildfires in California and have been or could be subject to significant liability which have had or could be expected to have a significant impact on their financial condition.
•The ability of NEP's customers to fulfill their contractual obligations to NEP depends on their financial condition. NEP is exposed to the credit risk of its customers over an extended period of time due to the long-term nature of NEP's contracts with them. These customers could become subject to insolvency or liquidation proceedings or otherwise suffer a deterioration of their financial condition when they have not yet paid for services delivered, any of which could result in underpayment or nonpayment under such agreements.
•A default or failure by NEP to satisfy minimum energy or natural gas delivery requirements or mechanical availability levels under NEP's agreements could result in damage payments to the applicable customer or termination of the applicable agreement.

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

NEP's ability to extend, renew or replace its existing PPAs, natural gas transportation agreements or other customer contracts depends on a number of factors beyond its control, including, but not limited to:

•whether the PPA counterparty has a continued need for energy at the time of the agreement’s expiration, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;
•the amount of commercial natural gas supply available to its pipelines' systems and changing natural gas supply flow patterns in North America;
•the satisfactory performance of NEP's obligations under such PPAs, natural gas transportation agreements or other customer contracts;
•the regulatory environment applicable to NEP's contract counterparties at the time;
•macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and
•the effects of regulation on the contracting practices of NEP's contract counterparties.

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

NEP intends to pursue opportunities to acquire contracted clean energy projects, including partial ownership interests, that are either operational or under construction, from NEER and third parties consistent with its business strategy. NEP's ability to grow through acquisitions and increase distributions to its common unitholders is dependent in part on its ability to identify attractive candidates and make acquisitions that result in an increase in cash distributions per common unit. Such acquisitions may not be available to NEP on acceptable terms or at all. Various factors could affect the availability of such projects to grow NEP's business, including, but not limited to, the following factors and those described in more detail in the additional risk factors below:

•competing bids for a project from companies that may have substantially greater purchasing power, capital or other resources or a greater willingness to accept lower returns or more risk than NEP does;
•a failure to agree to commercially reasonable financial or legal terms with sellers with respect to any proposed acquisitions;
•fewer acquisition opportunities than NEP expects, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than NEP believes suitable for its acquisition strategy and future growth;
•NEP's inability to obtain financing for acquisitions on economically acceptable terms;
•NEP's failure to successfully complete construction of and finance projects, to the extent that it decides to acquire projects that are not yet operational or to otherwise pursue construction activities with respect to new projects;
•NEP's inability to obtain regulatory approvals or other necessary consents to consummate an acquisition; and
•the presence or potential presence of:
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

Any of these above factors could limit NEP's acquisition opportunities and prevent it from executing, or diminish its ability to execute, its growth strategy. Additionally, factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including, but not limited to, NEER's financial position, the risk profile of an opportunity, the fit with NEP's operations and other factors. Furthermore, if NEER's ownership interest in NEP is reduced, NEER may be less willing to sell projects to NEP. An inability by NEP to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP may not be able to successfully consummate future acquisitions, whether from NEER or third parties. Any acquisition that may be available to NEP may necessitate that it be able to access the debt and equity markets. However, NEP may be unable to access such markets on satisfactory terms or at all. If NEP is unable to make future acquisitions, its future growth and ability to increase distributions to its unitholders will be limited. Furthermore, even if NEP does consummate acquisitions that NEP believes will be accretive, such acquisitions may cause a decrease in cash distributions per common unit as a result of incorrect assumptions in NEP's evaluation of such acquisitions or unforeseen consequences or other external events beyond its control. Acquisitions involve numerous risks, including, but not limited to, difficulties in integrating acquired businesses and unexpected costs and liabilities. These events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP's strategy includes growing its business through the acquisition of existing clean energy projects, including partial ownership interests. The acquisition of existing clean energy projects involves numerous risks, including, but not limited to, exposure to existing liabilities and unanticipated post-acquisition costs associated with the pre-acquisition activities by the project, difficulty in integrating the acquired projects into NEP's business and, if the projects are in new markets, the risks of entering markets where NEP has limited experience. Additionally, NEP risks overpaying for such projects or not making acquisitions on an accretive basis. Although NEP performs due diligence on prospective acquisitions, NEP may not discover all potential risks, operational issues or other issues in such projects. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources and, ultimately, NEP's acquisitions may divert NEP's management’s attention from its existing business concerns, disrupt its ongoing business or not be successfully integrated. Future acquisitions might not perform as expected or the returns from such acquisitions might not support the financing utilized to acquire or maintain them. A failure to achieve the financial returns NEP expects when NEP acquires clean energy projects could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

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

Risks Related to NEP's Financial Activities

NEP may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions and pursue other growth opportunities.

Since NEP expects, from time to time, to finance investments in clean energy projects partially or wholly through the issuance of additional securities of NEP, NEP OpCo and their subsidiaries, NEP needs to be able to access capital on commercially reasonable terms when acquisition or other growth opportunities arise. NEP’s ability to access capital is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP, NEP OpCo or their subsidiaries securities or securities convertible into, or settleable with, NEP common units in particular. An inability to obtain financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and pursue other growth opportunities. In addition, the issuance of additional common units, securities convertible into, or settleable with, NEP common units or other securities in connection with acquisitions could cause significant common unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive.

Furthermore, there may not be sufficient availability under NEP OpCo’s subsidiaries’ revolving credit facility or the ability to obtain other financing arrangements on commercially reasonable terms when acquisition or other growth opportunities arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate acquisitions and pursue other growth opportunities. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. NEP's inability to effectively consummate future acquisitions or pursue other growth opportunities could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

The provisions of the financing agreements may affect NEP's ability to obtain future financing and pursue attractive business opportunities and NEP's flexibility in planning for, and reacting to, changes in business conditions. A failure to comply with the provisions of the applicable financing agreement could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the applicable financing agreement any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable and entitle lenders to enforce their security interest. If the payment of the debt is accelerated and NEP or a subsidiary fails to repay the debt, the revenue from the projects may be insufficient to repay such debt in full, the lenders could enforce their security interest and NEP's unitholders could experience a partial or total loss of their investment.

NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness or other financing agreements.

NEP intends to pay quarterly cash distributions on all of its outstanding units and NEP OpCo intends to pay quarterly cash distributions on its outstanding units (except for its non-economic Class B units). However, in any period, NEP's and NEP OpCo’s ability to pay cash distributions to their respective unitholders depends on, among other things, the performance of NEP's subsidiaries. The ability of NEP's subsidiaries to make distributions to NEP and NEP OpCo may be restricted by, among other things, the provisions of existing and future indebtedness or other financing agreements.

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

NEP's subsidiaries’ substantial indebtedness could have important consequences. For example,

•failure to comply with the covenants in the agreements governing these obligations could result in an event of default under those agreements, which could be difficult to cure, result in bankruptcy or, with respect to subsidiary debt, result in loss of NEP OpCo's ownership interest in one or more of its subsidiaries or in some or all of their assets as a result of foreclosure;
•NEP's subsidiaries’ debt service obligations require them to dedicate a substantial portion of their cash flow to pay principal and interest on their debt, thereby reducing their cash available for distribution to NEP;
•NEP's subsidiaries’ substantial indebtedness could limit NEP's ability to fund operations of any projects acquired in the future and NEP's financial flexibility, which could reduce its ability to plan for and react to unexpected opportunities or challenges;
•NEP's subsidiaries’ substantial debt service obligations make NEP vulnerable to adverse changes in general economic, credit markets, capital markets, industry, competitive conditions and government regulation that could place NEP at a disadvantage compared to competitors with less debt; and
•NEP's subsidiaries’ substantial indebtedness could limit NEP's ability to obtain financing for working capital, including, but not limited to, collateral postings, capital expenditures, debt service requirements, acquisitions and general partnership or other purposes.

If NEP's subsidiaries, including NEP OpCo, do not comply with their obligations under their debt instruments, they may need to refinance all or a part of their indebtedness, which they may not be able to do on similar terms or at all. Increases in interest rates and changes in debt covenants may reduce the amounts that NEP and its subsidiaries can borrow, reduce NEP's cash flows and increase the equity investment NEP may be required to make in any projects NEP may acquire. In addition, the project-level financing for projects that NEP may acquire that are under construction may prohibit distributions until such project commences operations. If NEP's subsidiaries are not able to generate sufficient operating cash flow to repay their outstanding indebtedness or otherwise are unable to comply with the terms of their indebtedness, NEP could be required to reduce overhead costs, reduce the scope of its projects, sell some or all of its projects or delay construction of projects NEP may acquire, all of which could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

The board will appoint officers of NEP (including its chief executive officer) designated by the manager in accordance with the terms of the MSA. As a result, all of NEP’s executive officers could be, and currently are, officers of NEE or one of its affiliates. NEP’s partnership agreement provides contractual standards governing the duties of directors and officers, and directors and officers will not have fiduciary duties to NEP or its unitholders. Conflicts of interest exist and may arise as a result of the relationships between NEE and the directors and officers of NEP affiliated with NEE, on the one hand, and NEP and NEP's limited partners, on the other hand. To the extent any directors or officers of NEP are also officers of NEE, such directors and officers will have fiduciary duties to both NEE and NEP, and the interests of NEE and NEP may be different or in conflict. In resolving such conflicts of interest, the directors and officers of NEP affiliated with NEE may favor NEE's interests and the interests of NEE's affiliates over the interests of NEP and its unitholders. These conflicts include the following situations, among others:

•No agreement requires NEE or its affiliates to pursue a business strategy that favors NEP or uses NEP's projects or dictates what markets to pursue or grow.
•NEE and its affiliates are not limited in their ability to compete with NEP, and neither NEP GP nor its affiliates have any obligation to present business opportunities to NEP.
•So long as the officers of NEP are officers of NEE or its affiliates, they will also devote significant time to the business of NEE or its affiliates and will be compensated by NEE or its affiliates.
•The board may cause NEP to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a payment of the IDR fee.
•NEP's partnership agreement replaces the fiduciary duties that would otherwise be owed by NEP GP and the directors and officers of NEP with contractual standards governing their duties and limits NEP GP’s and such directors’ and officers' liabilities and the remedies available to NEP's unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under applicable Delaware law.
•Except in limited circumstances, the board has the power and authority to conduct NEP's business without the approval of NEP GP or NEP's unitholders.
•Actions taken by the board may affect the amount of cash available to pay distributions to NEP's unitholders.
•NEP GP has limited liability regarding NEP's contractual and other obligations.
•The board controls the exercise of the rights of NEP against NEE and its affiliates, and the enforcement of the obligations that NEE and its affiliates owe to NEP.

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

NEP may only terminate the MSA under certain limited circumstances.

The MSA provides that NEP and certain affiliates may terminate the agreement only upon 90 days' prior written notice to NEE Management under certain limited circumstances. The agreement continues until January 1, 2068 and thereafter renews for successive five-year periods unless NEP OpCo or NEE Management provides written notice to the other that it does not wish for the agreement to be renewed. If NEE Management’s performance does not meet the expectations of investors and NEP is unable to terminate the MSA, the market price of NEP's common units could suffer. In addition, even if the MSA is terminated, it may not terminate in respect of provisions relating to the payment of the IDR fee payable to NEE Management under that agreement, which could result in NEE or its affiliates receiving payments that could otherwise be distributed to NEP's unitholders even though NEE Management would be no longer obligated to provide services to NEP under the MSA.

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

Under the MSA, NEE Management and its affiliates do not assume any responsibility other than to provide or arrange for the provision of the services described in the MSA in good faith. Additionally, under the MSA, the liability of NEE Management and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or recklessness or, in the case of a criminal matter, to action that was known to have been unlawful. NEP has agreed, and will cause certain affiliates to, indemnify NEE Management and its affiliates and any of their directors, officers, agents, members, partners, stockholders and employees and other representatives of NEE Management and its affiliates to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with NEP's, NEP OpCo GP's, NEP OpCo's and certain affiliates' operations, investments and activities or in respect of or arising from the MSA or the services provided thereunder by NEE Management and its affiliates, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. Additionally, the maximum amount of the aggregate liability of NEE Management or any of its affiliates in providing services under the MSA or otherwise (including, but not limited to, NEER under the management sub-contract), or of any director, officer, employee, contractor, agent, advisor or other representative of NEE Management or any of its affiliates, will be equal to the base management fee previously paid by NEP in the most recent calendar year under the MSA. These protections may result in NEE Management and its affiliates tolerating greater risks when making decisions than otherwise would be the case, including, but not limited to, when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which NEE Management and its affiliates are a party may also give rise to legal claims for indemnification, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

The amount of cash that NEP OpCo generates from its operations will fluctuate from quarter to quarter based on such things as the amount of power generated from its projects and the amount of natural gas transported in its pipelines, and the prices received therefor; its operating and capital costs; payment of interest and principal amortization, which depends on the amount of its indebtedness and the interest payable thereon; and the ability of NEP OpCo’s subsidiaries to distribute cash under their respective financing agreements.

In addition, the amount of cash that NEP OpCo will have available for distribution will depend on factors, some of which are beyond its control, such as:

•the amount of cash reserves established by NEP OpCo GP, NEP OpCo’s general partner, for the proper conduct of its business;
•timing and collectability of receivables;
•fluctuations in its working capital needs;
•availability of borrowings under its subsidiaries' credit facility to pay distributions; and
•access to credit or capital markets.

Because of these factors, NEP OpCo may not have sufficient available cash each quarter to pay a quarterly distribution per common unit or any other amount. Furthermore, the amount of cash that NEP OpCo has available for distribution depends primarily upon its cash flow, including, but not limited to, cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, NEP OpCo may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income.

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

NEP’s partnership agreement replaces the fiduciary duties that NEP GP and NEP’s directors and officers might have to holders of its common units with contractual standards governing their duties and the NYSE does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.

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

NEP’s partnership agreement permits NEP GP to make a number of decisions in its individual capacity, as opposed to in its capacity as NEP's general partner, free of any duties to NEP or its unitholders other than the implied contractual covenant of good faith and fair dealing. These provisions entitle NEP GP and its affiliates to consider only the interests and factors that they desire and relieve them of any duty or obligation to give any consideration to any interest of, or factors affecting, NEP, its affiliates or NEP's limited partners. Examples of decisions that NEP GP and its affiliates may make in their individual capacities include:

•appointment of three directors of NEP;
•how to exercise voting rights with respect to the units NEP GP or its affiliates own in NEP OpCo and NEP;
•whether to exchange NEP OpCo common units owned by NEE Equity for NEP common units or, with the approval of the conflicts committee, to have NEP OpCo redeem NEP OpCo common units owned by NEE Equity for cash; and
•whether to consent to, among other things, NEP’s participation in certain activities or lines of business, the sale of all or substantially all of the assets of NEP, any merger, consolidation or conversion of NEP, dissolution of NEP, or an amendment to NEP OpCo’s partnership agreement.

Additionally, as NEP is a publicly traded limited partnership listed on the NYSE, it is not required to have, and it does not currently have, a majority of independent directors on the board and is not required to establish a compensation committee or a nominating and corporate governance committee.

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

NEP’s partnership agreement contains provisions that restrict the remedies available to its unitholders for actions taken by NEP’s directors or NEP GP that might otherwise constitute breaches of fiduciary duties under state law. For example, NEP’s partnership agreement provides that:

•whenever NEP GP or the board, or any director or any committee of the board (including, but not limited to, the conflicts committee), makes a determination or takes, or declines to take, any other action in its respective capacity, they are required to act in good faith;
•NEP GP will not have any liability to NEP or its unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;
•NEP GP and its officers and directors and the officers and directors of NEP will not be liable for monetary damages to NEP or NEP's limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining such persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•NEP GP and its affiliates and NEP’s directors will not be in breach of their obligations under NEP’s partnership agreement (including, but not limited to, any duties to NEP or its unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
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

Under NEP’s partnership agreement, NEP GP's consent is required for certain actions of NEP, in addition to approval by the board or unitholders, as applicable. Because NEP GP is indirectly owned by NEE, NEE can cause NEP GP to exercise certain protective rights. NEP’s partnership agreement provides that NEP GP may grant or withhold its consent in its sole discretion. To the extent NEP GP withholds its consent, NEP unitholders and the board will be prevented from taking actions which they may consider beneficial to NEP or its unitholders.

Holders of NEP's common units currently cannot remove NEP GP without NEE’s consent and provisions in NEP's partnership agreement may discourage or delay an acquisition of NEP that NEP unitholders may consider favorable.

The vote of the holders of at least 66 2⁄3% of all outstanding common units and special voting units voting together as a single class is required to remove NEP's general partner. Further, the vote of the holders of at least a majority of all outstanding common units and special voting units voting together as a single class is required to name a new general partner of NEP. Given NEP GP and its affiliates current voting power with respect to NEP’s outstanding units, a vote to remove NEP’s general partner would currently require NEE’s consent.

In addition, certain provisions in NEP's partnership agreement, including limitations upon the ability of unitholders to make binding proposals of other business to be considered at annual meetings or to request special meetings, may discourage unitholders from attempting to remove the general partner or otherwise change NEP's management. These provisions may have the effect of limiting the ability of a third party to acquire control of NEP that might involve a premium to the market price of NEP's common units or otherwise be in the unitholders' best interests.

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

NEP’s partnership agreement does not limit the number of additional limited partnership interests, including, but not limited to, limited partnership interests that rank senior to the common units, which NEP may issue at any time without the approval of its unitholders. The issuance by NEP of additional common units, securities convertible into or that may be settled in NEP common units or other equity securities of equal or senior rank will have the following effects:

•NEP's existing unitholders’ proportionate ownership interest in NEP will decrease;
•the amount of cash distributions per common unit may decrease;
•because the IDR fee is based on a percentage of total available cash, the IDR fee will increase if total available cash increases even if the per unit distribution on common units remains the same;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. NEP is organized under Delaware law and NEP conducts business in a number of other states. The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some of the other states in which NEP does business. A unitholder could be liable for any and all of NEP's obligations as if the unitholder were a general partner if a court or government agency were to determine that:

•NEP was conducting business in a state but had not complied with that particular state ’s partnership statute; or
•the unitholder’s right to act with other unitholders to remove or replace NEP GP, to approve some amendments to NEP's partnership agreement or to take other actions under NEP's partnership agreement constitute “control” of NEP's business.

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

The issuance of securities convertible into, or settleable with, common units may affect the market price for NEP's common units, will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

NEP has issued convertible notes as well as noncontrolling Class B interests in certain NEP OpCo subsidiaries. Subject to certain limitations, the convertible notes may be converted by the holders of such notes. NEP will have the option to deliver NEP common units for the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. NEP will have the option, subject to certain limitations and extensions, to purchase the noncontrolling Class B interests. If exercised, NEP has the right to pay all or a portion of the buyout price in NEP non-voting common units or NEP common units, as specified in the related agreement, issued at the then-current market price of NEP common units, subject to certain limitations. If holders of the noncontrolling Class B interests, convertible notes or any convertible securities issued in the future, were to dispose of a substantial portion of these common units in the public market following such a conversion or settlement, whether in a single transaction or series of transactions, it could adversely affect the market price for NEP's common units. These sales, or the possibility that these sales may occur, could make it more difficult for NEP to sell NEP's common units in the future.

Any issuance of securities convertible into, or settleable with, common units will or may have the following effects:

•an existing unitholder’s proportionate ownership interest in NEP will decrease;
•the amount of cash available for distribution on each common unit may decrease;
•the relative voting strength of each previously outstanding common unit will be diminished; and
•the market price of NEP's common units may decline.

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

NEP's ability to use its NOLs to offset future taxable income could be substantially limited if NEP’s unitholders that own 5% or more of NEP’s outstanding common units, as defined under Code Section 382, increase their ownership in NEP by more than 50 percentage points over a rolling three-year period through, among other things, additional purchases of NEP's common units and certain types of reorganization transactions. Any NOLs that exceed this limitation may be carried forward and used to offset taxable income for the remainder of the carryforward period (i.e., 20 years from the year in which such NOL was generated for NOLs generated prior to January 1, 2018 and no carryforward limitation for any subsequently generated NOLs). Based on NEP’s most recent annual assessment, NEP does not expect the Section 382 limitation to impact its ability to utilize any of its NOLs to offset future taxable income. Additionally, valuation allowances may be needed for deferred tax assets that NEP estimates are more likely than not to be unusable, based on available evidence at the time the estimate is made. Potential changes in the tax law or in NEP’s projections could impact NEP's assessment and valuation allowance estimates, which could have a material adverse impact on NEP's financial condition and results of operations

NEP will not have complete control over NEP's tax decisions.

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

Coronavirus Pandemic Risks

The coronavirus pandemic may have a material adverse impact on NEP’s business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

NEP is closely monitoring the global outbreak of the novel coronavirus (COVID-19). NEP has been able to continue to operate under pandemic response and business continuity plans during COVID-19 thus far without material adverse impacts. However, NEP is unable to determine the ultimate severity or duration of the outbreak or its effects on, among other things, the global, national or local economy, the capital and credit markets, NEP’s customers and suppliers or the services NEER provides to NEP. As a result, NEP cannot predict whether COVID-19 will have a material adverse impact on its business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NEP and its subsidiaries maintain properties consisting of renewable generation projects and natural gas pipeline assets which are adequate for their operations; the principal properties are described in Item 1. Business, which description is incorporated herein by reference.

Character of Ownership

The majority of NEP's generating facilities and pipelines are owned by NEP subsidiaries and are currently subject to NEE Equity's 57.2% noncontrolling limited partner interest in NEP OpCo. In addition, a subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline, NEER owns an approximately 50% noncontrolling ownership interest in Silver State and other third-party investors own noncontrolling interests in certain NEP OpCo subsidiaries. Certain of the generating facilities and all of the pipelines are encumbered by liens securing various financings. Additionally, some of the generating facilities and pipelines occupy or use real property that is not owned by NEP subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

None. With regard to environmental proceedings to which a governmental authority is a party, NEP's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common and preferred unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind and solar resource, maintenance and outage schedules, timing of debt service and other factors.

In February 2021, NEP paid a distribution of $0.6150 per common unit to its unitholders of record on February 5, 2021. See Management's Discussion - Liquidity and Capital Resources - Financing Arrangements and Note 12 with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay dividends to its unitholders.

As of January 31, 2021, there were 11 holders of record of NEP's common units.

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
During 2020, 2019 and 2018, NEP paid IDR fees of approximately $104 million, $86 million and $72 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, NEP was advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2020, 2019 and 2018, there were no purchases under the program. At December 31, 2020, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Selected Financial Data

Omitted/Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2020, NEP owned an approximately 42.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.2% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2020, 2019 and 2018, NEP acquired various projects from NEER as discussed in Note 3. In addition, in November 2019, a subsidiary of NEP acquired an equity method investment in a natural gas pipeline located in Pennsylvania from third parties. See Note 3.

In June 2018, a subsidiary of NEP completed the sale of Canadian Holdings which owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 MW. See Note 2 - Disposal of Canadian Holdings.

NEP is closely monitoring the global outbreak of COVID-19 and is taking steps intended to mitigate the potential risks to NEP posed by COVID-19. See Note 15 - Coronavirus Pandemic.

Results of Operations

	Years Ended December 31,
	2020	2019	2018
	(millions)
OPERATING REVENUES
Renewable energy sales	$703	$645	$551
Texas pipelines service revenues	214	210	220
Total operating revenues	917	855	771
OPERATING EXPENSES
Operations and maintenance	363	336	257
Depreciation and amortization	271	259	203
Taxes other than income taxes and other	30	27	21
Total operating expenses - net	664	622	481
GAIN ON DISPOSAL OF CANADIAN HOLDINGS	—	—	153
OPERATING INCOME	253	233	443
OTHER INCOME (DEDUCTIONS)
Interest expense	(620)	(702)	(248)
Equity in earnings of equity method investees	108	38	41
Equity in earnings (losses) of non-economic ownership interests	(3)	(4)	15
Other - net	5	5	22
Total other deductions - net	(510)	(663)	(170)
INCOME (LOSS) BEFORE INCOME TAXES	(257)	(430)	273
INCOME TAX EXPENSE (BENEFIT)	(19)	(26)	6
NET INCOME (LOSS)	(238)	(404)	267
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	(5)	(17)	(25)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	188	333	(75)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(55)	$(88)	$167

2020 Compared to 2019

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs and services provided under natural gas transportation agreements, partly offset by the amortization of intangible assets - PPAs (see Note 2 - Intangible Assets - PPAs). Operating revenues increased $62 million during the year ended December 31, 2020. The increase in renewable energy sales reflects an increase of approximately $39 million related to the projects acquired in June 2019 and an increase of $19 million primarily related to higher wind and solar resource.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, project acquisitions or expansion opportunities could impact future revenues.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, land payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 14). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses increased $27 million during the year ended December 31, 2020 primarily due to increases of approximately $15 million in higher other corporate expenses, including higher IDR fees related to growth in NEP's distributions to its common unitholders, and $6 million related to the projects acquired in June 2019.

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

Depreciation and amortization expense increased $12 million during the year ended December 31, 2020 primarily as a result of approximately $7 million of depreciation related to projects acquired in June 2019.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. In 2020 and 2019, interest expense also reflects approximately $67 million and $153 million, respectively, of costs including cash payments and the write-off of debt issuance costs, primarily related to the retirement of debt in the respective periods. Interest expense decreased approximately $82 million during the year ended December 31, 2020 primarily due to lower costs associated with the retirement of debt and reduced interest expense of approximately $75 million associated with debt retired in 2019, partly offset by an increase in interest expense of $58 million related to debt incurred in 2019 and an increase in interest expense of $22 million related to unfavorable mark-to-market activity. See Note 12 and Note 5 - Financial Statement Impact of Derivative Instruments.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $70 million for the year ended December 31, 2020 primarily due to $56 million of earnings related to the investment in Meade in November 2019 (see Note 3) as well as an increase of $14 million in earnings related to Desert Sunlight primarily related to lower O&M and interest expenses.

Income Taxes

NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the U.S. projects under NEP OpCo. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes.

For the year ended December 31, 2020, NEP recorded income tax benefit of $19 million on loss before income taxes of $257 million, resulting in an effective tax rate of approximately 7%. The income tax benefit is primarily comprised of income tax benefit of approximately $54 million at the statutory rate of 21% and $3 million of state income tax benefit, partly offset by income tax expense of $41 million related to income tax attributable to noncontrolling interests. See Note 7.

For the year ended December 31, 2019, NEP recorded income tax benefit of $26 million on loss before income taxes of $430 million, resulting in an effective tax rate of approximately 6%. The income tax benefit is primarily comprised of income tax benefit of approximately $90 million at the statutory rate of 21% and $5 million of state income tax benefit, partly offset by income tax expense of $70 million related to income tax attributable to noncontrolling interests. See Note 7.

Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a non-affiliated party's interest in one of the Texas pipelines, the loss allocated to differential membership interest investors, the income allocated to Class B noncontrolling ownership interests and NEER's noncontrolling ownership interest in Silver State. The decrease in losses attributable to noncontrolling interests of $145 million in 2020 is primarily related to additional Class B noncontrolling interests sold in 2019 and 2020. See Note 2 - Noncontrolling Interests and Note 13 - Class B Noncontrolling Interests.
2019 Compared to 2018

The comparison of the results of operations for the years ended December 31, 2019 and 2018 is included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses including related party fees discussed in Note 14, maintenance capital expenditures, debt service payments (see Note 12) and distributions to common unitholders and holders of noncontrolling interests (see Note 13). NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments (see Note 15 - Development, Engineering and Construction Commitments). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations.

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

Liquidity Position

At December 31, 2020, NEP's liquidity position was approximately $1,598 million. The table below provides the components of NEP’s liquidity position:

	December 31, 2020	Maturity Date
	(millions)
Cash and cash equivalents	$108
Amounts due under the CSCS agreement	10
Revolving credit facilities(a)	1,250	2025(b)
Less borrowings(b)	—
Less issued letters of credit	(115)
Genesis Holdings final funding(c)	345
Total	$1,598
____________________
(a)    Excludes certain credit facilities discussed below due to restrictions on the use of the borrowings. See Note 12.
(b)    In February 2021, $90 million was borrowed under the NEP OpCo credit facility and the maturity date for substantially all of the NEP OpCo credit facility was extended until 2026.
(c)    See Note 13 - Class B Noncontrolling Interests for a discussion of the final funding related to the sale of Class B noncontrolling interests in Genesis Holdings.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to a $1,250 million revolving credit facility (NEP OpCo credit facility) maturing in February 2026. During 2020, $80 million was drawn under the NEP OpCo credit facility and $590 million of the outstanding borrowings under this facility were repaid. At December 31, 2020, no amounts were outstanding under the NEP OpCo credit facility. For a discussion of the NEP OpCo credit facility, see Note 12.

During 2020, NEP issued $600 million in aggregate principal amount of 0% convertible senior notes due in 2025 (see Note 12) and utilized proceeds to repay $500 million in aggregate principal amount of outstanding 4.25% senior unsecured notes due 2024 that were issued in September 2017. See Note 12.

During 2019, an indirect subsidiary of NEP entered into a credit agreement which provides $205 million under a limited-recourse senior secured variable rate term loan and provides up to $270 million under a revolving credit facility (STX Holdings revolving credit facility). Proceeds from any borrowings under the STX Holdings revolving credit facility are available exclusively to fund the cash portion of NEP's repurchase, if any, of the Class B noncontrolling interests related to STX Midstream (see Note 13 - Class B Noncontrolling Interests), subject to certain limitations. At December 31, 2020, $270 million remains available under the STX Holdings revolving credit facility.

In 2019, indirect subsidiaries of NEP entered into a credit agreement (Meade credit agreement) which provides up to $915 million under three limited-recourse senior secured variable rate term loans to finance a portion of the Meade acquisition and the expansion (see Note 3). At December 31, 2020, approximately $74 million remains available under the Meade credit agreement to fund the expansion. See Note 12.

During 2019, NEP OpCo issued $700 million in aggregate principal amount of 4.25% senior notes due July 2024 and $500 million in aggregate principal amount of 3.875% senior notes due October 2026. See Note 12.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At December 31, 2020, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

In 2019, NEP converted approximately 9.35 million preferred units into NEP common units on a one-for-one basis. In 2020, NEP issued approximately 4.67 million NEP common units upon the conversion of the remaining preferred units on a one-for-one basis. See Note 13 - Preferred Units. Also in 2020, NEP issued approximately 5.7 million NEP common units upon the conversion of approximately $300 million principal amount of convertible notes. See Note 12.

In 2020, 2019 and 2018, NEP issued and sold noncontrolling Class B interests in certain of its subsidiaries. NEP has buyout rights, subject to certain limitations and/or extensions, under which NEP has the right to pay a portion of the buyout price in NEP non-voting common units or NEP common units, as specified in the related agreement. The Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which could increase if certain minimum buyout rights are not exercised or are not exercised during a certain period. See Note 13 - Class B Noncontrolling Interests.

NEP has an at-the-market equity issuance program (ATM program) pursuant to which NEP may issue, from time to time, up to $150 million of its common units. At December 31, 2020, NEP may issue up to approximately $64 million in additional common units under the ATM program.

In July 2018, NEP filed a shelf registration statement with the SEC, which became effective upon filing, for an unspecified amount of securities. The amount of securities issuable by NEP is established from time to time by the board. Securities that may be issued under the registration statement include common units, preferred units, warrants, rights, debt securities, equity purchase contracts and equity purchase units.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2020 and 2019, NEP had capital expenditures, excluding the purchase prices of acquired projects, of approximately $334 million and $93 million, respectively, primarily reflecting costs associated with the repowering of certain wind facilities and expansion projects at certain pipelines. In the third and fourth quarters of 2020, an expansion investment at one of the Texas pipelines and the repowered wind generation facilities were placed in service. NEP expects to make additional investments in CPL related to an expansion scheduled for commercial operation by mid-2022. See Note 15 - Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its common and preferred unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution is likely to fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind and solar resource, maintenance and outage schedules, timing of debt service and other factors.

During 2020 and 2019, NEP distributed approximately $154 million and $115 million, respectively, to its common unitholders. In addition, NEP paid approximately $47 million in distributions to its common unitholders in February 2021.

Credit Ratings

NEP’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. As of February 16, 2021, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) continue to assign the following credit ratings to NEP:

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

Cash Flows

The following table reflects the changes in cash flows for the comparative periods:

	Years Ended December 31,
	2020	2019	2018
	(millions)
Net cash provided by operating activities	$665	$346	$362
Net cash used in investing activities	$(681)	$(2,349)	$(763)
Net cash provided by (used in) financing activities	$(4)	$1,969	$371

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities in 2020 compared to 2019 was primarily driven by distributions received associated with the equity method investments in Meade acquired in November 2019 (see Note 3) and in Desert Sunlight, as well as higher cash from operations associated with the projects acquired in June 2019 (see Note 3) and higher wind and solar resource. This increase was partly offset by higher corporate operating expenses, including higher IDR fees.

Net Cash Used in Investing Activities

	Years Ended December 31,
	2020	2019	2018
	(millions)
Acquisitions of membership interests in subsidiaries - net	$(378)	$(2,322)	$(1,283)
Capital expenditures and other investments	(334)	(93)	(25)
Proceeds from the sale of Canadian Holdings - net	—	—	517
Payments from related parties under CSCS agreement - net	2	54	21
Other	29	12	7
Net cash used in investing activities	$(681)	$(2,349)	$(763)

The decrease in net cash used in investing activities during 2020 was primarily driven by lower net cash used for acquisitions in 2020 compared to 2019 (see Note 3), partly offset by higher capital expenditures in 2020 related to certain construction activities (see Capital Expenditures discussed above).

Net Cash Provided by (Used in) Financing Activities

	Years Ended December 31,
	2020	2019	2018
	(millions)
Proceeds from issuance of common units – net	$2	$2	$86
Issuances (retirements) of long-term debt – net	(471)	588	(233)
Partner contributions	9	14	36
Partner distributions	(442)	(362)	(281)
Proceeds related to differential membership interests - net	243	36	35
Proceeds related to Class B noncontrolling interests - net	705	1,765	750
Debt issuance costs	(1)	(48)	—
Capped call transactions - net	(33)	—	—
Other	(16)	(26)	(22)
Net cash provided by (used in) financing activities	$(4)	$1,969	$371

The change in net cash used in financing activities in 2020 compared to net cash provided by financing activities in 2019 is primarily due to lower net proceeds related to Class B noncontrolling interests (see Note 13 - Class B Noncontrolling Interests), debt retirements in 2020 compared to debt issuances in 2019 and higher partner distributions, partly offset by higher proceeds related to differential membership interests.

The comparison of the cash flows for the years ended December 31, 2019 and 2018 are included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Rules and Interpretations

Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate and other interbank offered rates to alternative reference rates. See Note 2 - Reference Rate Reform.

Distinguishing Liabilities from Equity - In August 2020, the FASB issued revised accounting guidance for financial instruments with the characteristics of liabilities and equity, including debt with conversion options and other equity-linked instruments. See Note 2 - Distinguishing Liabilities from Equity.

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

See Note 7.

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

Carrying Value of Equity Method Investments

NEP evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other than temporarily impaired.

Indicators of a potential impairment include, but are not limited to, a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity and a current fair value of an investment that may be less than its carrying value. If indicators of impairment exist, an estimate of the investment’s fair value will be calculated. Approaches for estimating fair value include, among others, an income approach using a probability-weighted discounted cash flows model and a market approach using an earnings before interest, taxes, depreciation and amortization (EBITDA) multiple model. The probability assigned to each scenario as well as the cash flows and EBITDA multiple identified are critical in determining fair value.

An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Assessment of whether an investment is other-than-temporarily impaired involves, among other factors, consideration of the length of time that the fair value is below the carrying value, current expected performance relative to the expected performance when the investment was initially made, performance relative to peers, industry performance relative to the economy, credit rating, regulatory actions and legal and permitting challenges. If management is unable to reasonably assert that an impairment is temporary or believes that there will not be full recovery of the carrying value of its investment, then the impairment is considered to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses, if any, would be recorded in equity in earnings (losses) of equity method investees in NEP’s consolidated statements of income.

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

Goodwill and Other Intangible Assets

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2020 and determined, based on the results, that no goodwill impairment charge was required.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2020, substantially all of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At December 31, 2020, the estimated fair value of NEP's long-term debt was approximately $3.5 billion and the carrying value of the long-term debt was $3.4 billion. See Note 6 - Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $24 million at December 31, 2020.

At December 31, 2020, NEP had interest rate contracts with a notional amount of approximately $7.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at December 31, 2020 would increase by approximately $100 million.

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

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2020.

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
James M. May Controller and Chief Accounting Officer NextEra Energy Partners, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of NEP and our report dated February 16, 2021 expressed an unqualified opinion on those financial statements.

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
February 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEP as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEP’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021 expressed an unqualified opinion on NEP’s internal control over financial reporting.

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
Noncontrolling Interest and Income Allocation - Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
In November 2020, NEP and two of its indirect subsidiaries, Genesis Solar Holdings, LLC (Genesis Holdings) and Genesis Solar Funding, LLC (Genesis Funding) entered into a Membership Interest Purchase Agreement (MIPA) with a group of investors to finance the acquisition of ownership interests in several wind and solar assets from NextEra Energy Resources, LLC and to recapitalize NEP companies that own three existing wind assets and one existing solar asset. The third-party investors (Class B Investors) paid $750 million during December 2020 for a 68% noncontrolling Class B membership interest in Genesis Holdings. The Limited Liability Company Agreement (LLC Agreement) of Genesis Holdings contains cash and income allocations that differ from the ownership percentages which results in accounting that requires the application of hypothetical liquidation of book value (HLBV) accounting. The application of HLBV required significant consideration of the allocations between NEP and the Class B Investors over the life of the LLC Agreement, the call option and the liquidation provisions of the LLC Agreement to determine the appropriate methodology for allocating income between the parties.
The accounting and reporting for this transaction required an increased extent of audit effort and specialized skill and knowledge with respect to the appropriateness of the accounting model based on the provisions of the LLC Agreement.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We tested the effectiveness of NEP’s controls over the accounting and reporting for the transaction and the Class B Investors' non-controlling interest (NCI) and income allocation.
•We read the MIPA and LLC Agreement to evaluate the business purpose of the transaction and the accounting considerations for the consolidation, classification, earnings allocation, capital commitments, embedded derivatives and the buyout of the Class B Investors.
•We tested the initial recording of the NCI balance related to the Class B Investor by verifying capital contributions to supporting documentation. We further tested the NCI balance at period end by verifying distributions to supporting documentation and the income allocation to the Class B Investors for the period by evaluating the calculation and examining the HLBV model for compliance with the provisions in the LLC Agreement.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 16, 2021

We have served as NEP's auditor since 2014.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)

	Years Ended December 31,
	2020	2019	2018
OPERATING REVENUES
Renewable energy sales	$703	$645	$551
Texas pipelines service revenues	214	210	220
Total operating revenues(a)	917	855	771
OPERATING EXPENSES
Operations and maintenance(b)	363	336	257
Depreciation and amortization	271	259	203
Taxes other than income taxes and other	30	27	21
Total operating expenses - net	664	622	481
GAIN ON DISPOSAL OF CANADIAN HOLDINGS	—	—	153
OPERATING INCOME	253	233	443
OTHER INCOME (DEDUCTIONS)
Interest expense	(620)	(702)	(248)
Equity in earnings of equity method investees	108	38	41
Equity in earnings (losses) of non-economic ownership interests	(3)	(4)	15
Other - net	5	5	22
Total other deductions - net	(510)	(663)	(170)
INCOME (LOSS) BEFORE INCOME TAXES	(257)	(430)	273
INCOME TAX EXPENSE (BENEFIT)	(19)	(26)	6
NET INCOME (LOSS)	(238)	(404)	267
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	(5)	(17)	(25)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	188	333	(75)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(55)	$(88)	$167

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - basic	$(0.81)	$(1.51)	$3.05
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP - assuming dilution	$(0.81)	$(1.51)	$2.91
____________________
(a)    Includes related party revenues of approximately $16 million, $8 million and $4 million for 2020, 2019 and 2018, respectively.
(b)    Includes operations and maintenance (O&M) expenses related to renewable energy projects of approximately $201 million, $182 million and $128 million and O&M expenses related to the Texas pipelines of $40 million, $47 million and $45 million for 2020, 2019 and 2018, respectively. Total O&M expenses presented includes related party amounts of approximately $146 million, $116 million and $97 million for 2020, 2019 and 2018, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$(238)	$(404)	$267
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0, $0 tax benefit, and $1 tax expense, respectively)	—	(6)	2
Net unrealized losses on foreign currency translation (net of $0, $0 and $1 tax benefit, respectively)	—	—	(6)
Other comprehensive income related to equity method investee (net of $0 tax benefit, $0 tax expense and $2 tax benefit, respectively)	2	2	6
Total other comprehensive income (loss), net of tax	2	(4)	2
Impact of disposal of Canadian Holdings (net of $0, $0 and $3 tax expense, respectively)	—	—	107
COMPREHENSIVE INCOME (LOSS)	(236)	(408)	376
Comprehensive income attributable to preferred distributions	(5)	(17)	(25)
Comprehensive loss (income) attributable to noncontrolling interests	186	335	(192)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(55)	$(90)	$159

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$108	$128
Accounts receivable	83	79
Other receivables	155	173
Due from related parties	28	17
Inventory	24	20
Other	16	16
Total current assets	414	433
Other assets:
Property, plant and equipment - net	7,163	6,970
Intangible assets – PPAs - net	1,572	1,655
Intangible assets – customer relationships - net	610	627
Goodwill	609	609
Investments in equity method investees	1,814	1,653
Deferred income taxes	249	172
Other	131	137
Total other assets	12,148	11,823
TOTAL ASSETS	$12,562	$12,256
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$143	$122
Due to related parties	66	58
Current portion of long-term debt	12	12
Accrued interest	25	40
Derivatives	20	1
Accrued property taxes	22	21
Other	62	47
Total current liabilities	350	301
Other liabilities and deferred credits:
Long-term debt	3,376	4,132
Asset retirement obligation	144	139
Derivatives	782	417
Due to related parties	33	34
Other	170	167
Total other liabilities and deferred credits	4,505	4,889
TOTAL LIABILITIES	4,855	5,190
COMMITMENTS AND CONTINGENCIES
EQUITY
Preferred units (0.0 and 4.7 units issued and outstanding, respectively)	—	183
Common units (75.9 and 65.5 units issued and outstanding, respectively)	2,362	2,008
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	5,353	4,883
TOTAL EQUITY	7,707	7,066
TOTAL LIABILITIES AND EQUITY	$12,562	$12,256

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(238)	$(404)	$267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	271	259	203
Intangible amortization - PPAs	103	72	—
Change in value of derivative contracts	384	323	60
Deferred income taxes	(26)	(26)	23
Equity in earnings of equity method investees, net of distributions received	85	(23)	8
Equity in losses (earnings) of non-economic ownership interests	3	4	(15)
Gain on disposal of Canadian Holdings	—	—	(153)
Costs related to retirement of debt - net	67	153	—
Other - net	15	12	(4)
Changes in operating assets and liabilities:
Current assets	6	(17)	(10)
Noncurrent assets	(4)	(1)	5
Current liabilities	(1)	(6)	(26)
Noncurrent liabilities	—	—	4
Net cash provided by operating activities	665	346	362
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of membership interests in subsidiaries - net	(378)	(2,322)	(1,283)
Capital expenditures and other investments	(334)	(93)	(25)
Proceeds from the sale of Canadian Holdings - net	—	—	517
Proceeds from CITCs	—	—	3
Payments from related parties under CSCS agreement - net	2	54	21
Distributions from equity method investee	8	—	—
Other	21	12	4
Net cash used in investing activities	(681)	(2,349)	(763)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units - net	2	2	86
Issuances of long-term debt, including premiums and discounts	695	3,380	750
Retirements of long-term debt	(1,166)	(2,792)	(983)
Debt issuance costs	(1)	(48)	—
Capped call settlement	30	—	—
Capped call transaction	(63)	—	—
Partner contributions	9	14	36
Partner distributions	(442)	(362)	(281)
Preferred unit distributions	(7)	(21)	(22)
Proceeds on sale of Class B noncontrolling interests - net	750	1,788	750
Payments to Class B noncontrolling interests investors	(45)	(23)	—
Proceeds on sale of differential membership interests	179	—	—
Proceeds from differential membership investors	94	66	56
Payments to differential membership investors	(30)	(30)	(21)
Change in amounts due to related parties	(3)	(5)	—
Other	(6)	—	—
Net cash provided by (used in) financing activities	(4)	1,969	371
Effect of exchange rate changes on cash	—	—	(2)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(20)	(34)	(32)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF YEAR	132	166	198
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF YEAR	$112	$132	$166
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$163	$162	$171
Cash paid for income taxes	$6	$1	$5
Partner noncash contributions	$—	$11	$—
Change in noncash investments in equity method investees - net	$12	$12	$2
Partner noncash distributions	$2	$3	$17
Accrued property additions	$32	$10	$1
Conversion of 2017 convertible notes to common units	$300	$—	$—
Accrued preferred distributions	$—	$2	$6

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Preferred Units		Common Units
	Units	Amount	Units	Amount		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity
Balances, December 31, 2017	14	$548	54.3	$1,641		$1	$34	$2,224
Limited partners/related party contribution and transition	—	—	—	(3)	(a)	1	—	(2)
Issuance of common units - net	—	—	1.8	86		—	—	86
Acquisitions of subsidiaries with differential membership interests	—	—	—	—		—	941	941
Related party note receivable	—	—	—	—		—	31	31
Net income	—	25	—	167		—	75	267
Other comprehensive income (loss)	—	—	—	—		(10)	12	2
Related party contributions	—	—	—	—		—	4	4
Related party distributions	—	—	—	—		—	(204)	(204)
Changes in non-economic ownership interests	—	—	—	—		—	(7)	(7)
Other differential membership investment activity	—	—	—	—		—	35	35
Distributions to unitholders(b)	—	(25)	—	(94)		—	—	(119)
Sale of Class B noncontrolling interest - net	—	—	—	—		—	750	750
Disposal of Canadian Holdings	—	—	—	—		2	105	107
Adoption of accounting standards update	—	—	—	7		—	1,416	1,423
Balances, December 31, 2018	14	548	56.1	1,804		(6)	3,192	5,538
Issuance of common units - net(c)	(9.3)	(365)	9.4	407		—	—	42
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—		—	462	462
Related party note receivable	—	—	—	—		—	2	2
Net income (loss)	—	17	—	(88)		—	(333)	(404)
Other comprehensive loss	—	—	—	—		(2)	(2)	(4)
Related party contributions	—	—	—	—		—	23	23
Related party distributions	—	—	—	—		—	(249)	(249)
Changes in non-economic ownership interests	—	—	—	—		—	(12)	(12)
Other differential membership investment activity	—	—	—	—		—	36	36
Payments to Class B noncontrolling interest investors		—	—	—		—	(23)	(23)
Distributions to unitholders(b)	—	(17)	—	(115)		—	—	(132)
Sale of Class B noncontrolling interests - net	—	—	—	(2)		—	1,788	1,786
Other - net		—	—	2		—	(1)	1
Balances, December 31, 2019	4.7	183	65.5	2,008		(8)	4,883	7,066
Issuance of common units - net(c)	(4.7)	(183)	10.4	543		—	—	360
Capped call settlement, including deferred taxes	—	—	—	33		—	—	33
Capped call transaction	—	—	—	(63)		—	—	(63)
Related party note receivable	—	—	—	—		—	2	2
Net income (loss)	—	5	—	(55)		—	(188)	(238)
Other comprehensive income	—	—	—	—		—	2	2
Related party contributions	—	—	—	—		—	7	7
Related party distributions	—	—	—	—		—	(290)	(290)
Changes in non-economic ownership interests	—	—	—	—		—	(12)	(12)
Sale of differential membership interest	—	—	—	(3)		—	179	176
Other differential membership investment activity	—	—	—	—		—	64	64
Sale of Class B noncontrolling interest - net	—	—	—	(4)		—	750	746
Payments to Class B noncontrolling interest investors	—	—	—	—		—	(45)	(45)
Distributions to unitholders(b)	—	(5)	—	(154)		—	—	(159)
Conversion option of 2020 convertible notes, including deferred taxes	—	—	—	57		—	—	57
Other - net	—	—	—	—		—	1	1
Balances, December 31, 2020	—	$—	75.9	$2,362		$(8)	$5,353	$7,707
____________________________

(a)	Deferred tax asset recognized by NEP related to NEP equity issuances and/or acquisition of subsidiary membership interests.
(b)	Distributions per common unit were $2.2625, $1.9675 and $1.7125 for the years ended December 31, 2020, 2019 and 2018, respectively.
(c)
In 2020, NEP issued 4.7 million NEP common units upon the conversion of preferred units on a one-for-one basis and issued approximately 5.7 million NEP common units upon the conversion of $300 million of convertible notes (see Note 13 - Preferred Units and Note 12). NEP recognized a deferred tax asset of approximately $59 million related to the issuance of NEP common units. In 2019, NEP converted approximately 9.3 million preferred units into NEP common units on a one-for-one basis and recognized a deferred tax asset of approximately $39 million related to the issuance of NEP common units.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

1. Organization and Nature of Business

NextEra Energy Partners, LP (NEP) was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly owned subsidiary of NextEra Energy, Inc. (NEE), a Florida corporation. NEP was formed to be a growth-oriented limited partnership that would acquire, manage and own contracted clean energy projects with stable long-term cash flows.

On July 1, 2014, NEP completed its initial public offering (IPO). NEP used the proceeds from the IPO to purchase common units of NextEra Energy Operating Partners, LP (NEP OpCo) from NextEra Energy Equity Partners, LP (NEE Equity), a Delaware limited partnership and an indirect wholly owned subsidiary of NEE, and to purchase NEP OpCo common units from NEP OpCo.

NEP OpCo is a limited partnership with a general partner and limited partners. NEP consolidates the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2020, NEP owned an approximately 42.8% limited partner interest in NEP OpCo's common units and NEE Equity owned a noncontrolling 57.2% limited partner interest in NEP OpCo's common units.

In connection with the IPO, NEP acquired a portfolio of clean, contracted renewable energy assets including wind and solar energy generating facilities located in the United States (U.S.) and Canada. Subsequent to the IPO, NEP expanded its portfolio through the acquisition of additional interests in wind and solar energy generating facilities from NextEra Energy Resources, LLC (NEER), as well as the 2015 acquisition of interests in seven natural gas pipeline assets located in Texas (Texas pipelines) and the 2019 acquisition of an interest in a natural gas pipeline located in Pennsylvania from third parties. See Note 3. In 2018, NEP's interests in wind and solar energy generating facilities located in Canada were sold to a third party. See Note 2 - Disposal of Canadian Holdings.

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

Disposal of Canadian Holdings - In June 2018, a subsidiary of NEP completed the sale of NextEra Energy Canada Partners Holdings, ULC and subsidiaries (Canadian Holdings) for cash proceeds of approximately CAD $740 million (USD $563 million at June 29, 2018), subject to post-closing working capital adjustments of approximately $1 million. In addition, the purchaser assumed approximately $676 million of existing debt. Canadian Holdings owned four wind generation facilities and two solar generation facilities located in Ontario, Canada with a generating capacity totaling approximately 396 megawatts (MW). NEP recognized a gain of approximately $153 million ($201 million after tax). Income before income taxes associated with Canadian Holdings, excluding the financial statement impacts resulting from the sale in 2018, was approximately $47 million for the year ended December 31, 2018.

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

In 2020, 2019 and 2018, approximately $122 million, $125 million and $234 million, respectively, of NEP's consolidated revenues were attributable to foreign countries, primarily related to its contract with a Mexican counterparty and, prior to the sale of Canadian Holdings in 2018, its Canadian operations.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Equity - Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. NextEra Energy Partners GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2020 and 2019.

Limited partners' equity in common units at December 31, 2020 and 2019 reflects the investment of NEP common unitholders, changes to net income attributable to NEP, distributions of available cash to common unitholders and other contributions from or distributions to NEP common unitholders. Accumulated other comprehensive loss at December 31, 2020 and 2019 reflects comprehensive income (loss) attributable to NEP.

Noncontrolling Interests - Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity on NEP’s consolidated balance sheets. At December 31, 2020, NEE Equity's 57.2% noncontrolling interest in NEP OpCo, a non-affiliated party's 10% interest in one of the Texas pipelines, NEER's approximately 50% noncontrolling ownership interest in Silver State, the interests related to differential membership interests discussed below and the Class B noncontrolling ownership interests discussed below are reflected as noncontrolling interests on NEP's consolidated balance sheets.

Certain indirect subsidiaries of NEP have sold Class B membership interests in entities that have ownership interests in 23 wind projects and one solar project (differential membership interests) to third-party investors. Although the third-party investors own equity interests in the wind and solar projects, NEP retains a controlling interest in the entities as of December 31, 2020 and therefore presents the differential membership interests as noncontrolling interests. NEP, through O&M and administrative services agreements with subsidiaries of NEER, operates and manages the wind and solar projects, and consolidates the entities that directly and indirectly own the wind and solar projects. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEP. NEP has the right to call the third-party interests at specified amounts if and when the flip date occurs.

Subsidiaries of NEP have sold Class B noncontrolling membership interests in NEP Renewables, LLC (NEP Renewables), NEP Renewables II, LLC (NEP Renewables II), NextEra Energy Partners Pipelines, LLC (NEP Pipelines), South Texas Midstream, LLC (STX Midstream) and Genesis Solar Holdings, LLC (Genesis Holdings) (collectively, Class B noncontrolling ownership interests). See Note 13 - Class B Noncontrolling Interests. The NEP subsidiaries selling the Class B noncontrolling ownership interests retain controlling interests in the related entities as of December 31, 2020 and therefore NEP presents the Class B noncontrolling ownership interests as noncontrolling interests.

For the differential membership interests and Class B noncontrolling ownership interests, NEP has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each investment but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party, in hypothetical liquidation, would achieve its targeted return, NEP attributes the additional hypothetical proceeds to the differential membership interests based on the call price.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the noncontrolling interests, other than the differential membership interests and the Class B noncontrolling interests, net income (loss) is allocated based on the respective ownership percentages. Thus, the impact of the net income (loss) attributable to the Class B noncontrolling ownership interests and the differential membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on their respective ownership percentage of NEP OpCo. Distributions related to the noncontrolling interests, other than the differential membership interests and Class B noncontrolling interests, are reflected as partner distributions in NEP's consolidated statements of cash flows. Details of the activity in noncontrolling interests for the years ended December 31, 2020, 2019 and 2018 are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2017	$—	$—	$(39)	$73	$34
Sale of Class B noncontrolling interest - net	750	—	—	—	750
Acquisition of subsidiaries with differential membership interests	—	941	—	—	941
Related party note receivable	—	—	31	—	31
Net income (loss) attributable to noncontrolling interests(a)	1	(370)	422	22	75
Other comprehensive income	—	—	12	—	12
Related party contributions	—	—	4	—	4
Related party distributions	—	—	(195)	(9)	(204)
Changes in non-economic ownership interests	—	—	—	(7)	(7)
Differential membership investment contributions, net of distributions	—	35	—	—	35
Disposal of Canadian Holdings	—	—	105	—	105
Adoption of accounting standards update	—	1,413	3	—	1,416
Other	—	—	(1)	1	—
Balances, December 31, 2018	751	2,019	342	80	3,192
Sale of Class B noncontrolling interests - net	1,788	—	—	—	1,788
Acquisition of subsidiary with noncontrolling interests	—	—	462	—	462
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	112	(257)	(184)	(4)	(333)
Other comprehensive loss	—	—	(2)	—	(2)
Related party contributions	—	—	12	11	23
Related party distributions	—	—	(242)	(7)	(249)
Changes in non-economic ownership interests	—	—	—	(12)	(12)
Differential membership investment contributions, net of distributions	—	36	—	—	36
Payments to Class B noncontrolling interest investors	(23)	—	—	—	(23)
Other	—	—	(1)	—	(1)
Balances, December 31, 2019	2,628	1,798	389	68	4,883
Sale of Class B noncontrolling interest - net	750	—	—	—	750
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	217	(282)	(127)	4	(188)
Other comprehensive income	—	—	2	—	2
Related party contributions	—	—	—	7	7
Related party distributions	—	—	(281)	(9)	(290)
Changes in non-economic ownership interests	—	—	—	(12)	(12)
Differential membership investment contributions, net of distributions	—	64	—	—	64
Payments to Class B noncontrolling interest investors	(45)	—	—	—	(45)
Sale of differential membership interest	—	179	—	—	179
Other	—	—	1	—	1
Balances, December 31, 2020	$3,550	$1,759	$(14)	$58	$5,353
____________________
(a)    Net loss attributable to differential membership interests includes approximately $231 million ($211 million after tax) related to the reduction of differential membership interests as a result of the change in federal corporate income tax rates effective January 1, 2018.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment - net - Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations, transmission lines and pipeline facilities. Property, plant and equipment, excluding land and perpetual rights-of-way, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to 50 years, commencing on the date the assets are placed in service or acquired (see Note 8). Maintenance and repairs of property, plant and equipment are charged to O&M expense as incurred.

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

Convertible investment tax credits (CITCs) of approximately $703 million at both December 31, 2020 and 2019, are recorded as a reduction in property, plant and equipment - net on NEP's consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. At December 31, 2020 and 2019, other receivables on NEP's consolidated balance sheets includes a CITC receivable of approximately $124 million associated with one of its solar projects. At both December 31, 2020 and 2019, corresponding liabilities of approximately $100 million and $12 million related to the CITC payments required to be paid to the third party who constructed the project are reflected as accounts payable and accrued expenses and current other liabilities, respectively, and $12 million of CITC payments to be paid to NEER are reflected as current due to related parties on NEP's consolidated balance sheets.

Cash and Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on NEP's consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2020 and 2019.

Restricted Cash - At December 31, 2020 and 2019, NEP had approximately $4 million and $3 million, respectively, of restricted cash included in current other assets on NEP's consolidated balance sheets. Restricted cash at December 31, 2020 and 2019 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk - Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. The majority of NEP's counterparties are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2020 have been collected.

During 2020, NEP derived approximately 15% and 13% of its consolidated revenue from its contracts with Pacific Gas and Electric Company and Mex Gas Supply S.L., respectively.

Inventories - Spare parts inventories are carried at the lower of weighted-average cost and net realizable value.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets - Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2020 and 2019, no impairment adjustments were necessary.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Asset - Customer Relationships - At December 31, 2020 and 2019, NEP's consolidated balance sheets reflect intangible asset - customer relationships related to the acquisition of the Texas pipelines in 2015. Intangible asset - customer relationships are amortized on a straight-line basis over the estimated useful life of approximately 40 years. For each of the years ended December 31, 2020, 2019 and 2018, amortization expense was approximately $17 million and is expected to be approximately $17 million in each of the next five years.

Intangible Asset - PPAs - At December 31, 2020 and 2019, NEP's consolidated balance sheets reflect intangible asset - PPAs primarily related to the acquisitions from NEER discussed in Note 3. Intangible asset - PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs, which approximates the period giving rise to the value. At December 31, 2020, amortization of the intangible asset - PPAs is expected to be approximately $104 million in each of the next five years.

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

Long-term Debt Costs - NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $10 million and $42 million of debt issuance costs during the year ended December 31, 2020 and 2019, respectively. The amortization of debt issuance costs totaled approximately $11 million, $11 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in interest expense in NEP’s consolidated statements of income (loss). In addition, NEP wrote-off approximately $4 million and $22 million of debt issuance costs during 2020 and 2019, respectively, due to the retirement of the related debt. See Note 12.

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

NEP recorded accretion expense of approximately $7 million, $6 million and $4 million in the years ended December 31, 2020, 2019 and 2018, respectively. Additional AROs were established amounting to approximately $38 million and $24 million in the years ended December 31, 2019 and 2018, respectively, related to the acquisitions from NEER (see Note 3), partly offset by a decrease in 2018 of $13 million related to the sale of Canadian Holdings.

Investments in Unconsolidated Entities - NEP accounts for the investments in its unconsolidated entities under the equity method. NEP’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings of equity method investees and equity in earnings (losses) of non-economic ownership interests in NEP's consolidated statements of income (loss). NEP records losses of the unconsolidated entities only to the extent of its investment unless there is an obligation to provide further financial support for the investee. All equity in earnings (losses) of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 9 and Note 10. NEP evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other than temporarily impaired. An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are other than temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases - NEP determines if an arrangement is a lease at inception. NEP recognizes a right-of-use (ROU) asset and a lease liability for operating leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. NEP has elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for substantially all classes of underlying assets. ROU assets are included primarily in noncurrent other assets and lease liabilities are included in current and noncurrent other liabilities on NEP's consolidated balance sheets. Operating lease expense is included in O&M expense in NEP’s consolidated statements of income (loss). See Note 11.

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

Distinguishing Liabilities and Equity - In August 2020, the FASB issued an accounting standards update which updates the accounting guidance for financial instruments with the characteristics of liabilities and equity, including debt with conversion options and other equity-linked instruments such as the $600 million in principal amount of convertible notes issued in December 2020 (2020 convertible notes) (see Note 12). NEP adopted this standard on January 1, 2021 by applying it retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective approach). Upon adoption, NEP reclassified approximately $64 million related to the embedded conversion feature for the 2020 convertible notes from common units equity to long-term debt.

3. Acquisitions

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed for the acquisition of NEP Renewables:

As of December 20, 2018
(millions)

Total consideration transferred	$1,304
Identifiable assets acquired and liabilities assumed
Cash	$17
Accounts receivable and prepaid expenses	25
Property, plant and equipment - net	1,675
Intangible assets – PPAs	610
Other noncurrent assets	13
Accounts payable, accrued expenses and other current liabilities	(13)
Long-term debt, including current portion	(37)
Other noncurrent liabilities	(38)
Noncontrolling interests at fair value	(941)
Total net identifiable assets, at fair value	$1,311
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
The following table summarizes the final amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the June 2019 acquisition:

(millions)
Total consideration transferred	$1,032
Identifiable assets acquired and liabilities assumed
Cash	$4
Accounts receivable, other receivables and prepaid expenses	159
Property, plant and equipment – net	350
Intangible assets – PPAs	1,110
Goodwill	25
Other noncurrent assets	133
Accounts payable, accrued expenses and other current liabilities	(132)
Other noncurrent liabilities	(155)
Noncontrolling interest	(462)
Total net identifiable assets, at fair value	$1,032

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2019, Meade Pipeline Investment, LLC (the Meade purchaser), an indirect subsidiary of NEP, acquired all of the ownership interests in Meade Pipeline Co LLC (Meade), which owns an approximately 39.2% aggregate ownership interest in the Central Penn Line (CPL), a 185-mile natural gas pipeline that operates in Pennsylvania, and a 40% ownership interest in an expansion project of the gas pipeline. The purchase price included cash consideration of $1,280 million. NEP recorded an investment in equity method investee of approximately $1,296 million after adjusting for working capital, other closing items and direct acquisition costs. In addition, NEP expects to fund approximately $90 million of estimated future capital expenditures related to the expansion project. NEP's indirect ownership interest in Meade, including Meade's ownership interests in the CPL and the related expansion project, is reflected within investment in equity method investees. See Note 9.

On December 18, 2020, a subsidiary of NEP (the Wilmot purchaser) completed the acquisition from NEER (2020 acquisition) of 100% of the membership interests in Wilmot Energy Center, LLC (Wilmot) and 100% of the Class C membership interests in Pine Brooke Class A Holdings, LLC, (Pine Brooke Holdings). Wilmot is an approximately 100 MW solar generation facility and 30 MW battery storage facility under construction in Arizona with an expected in service date in early 2021. NEER has agreed to continue to manage the construction of Wilmot at its own cost, and to contribute to Wilmot any capital necessary for the construction of the project. If Wilmot does not achieve commercial operation by June 30, 2021, the Wilmot purchaser will have the right to require NEER to repurchase the ownership interests in Wilmot for the same purchase price paid by the Wilmot purchaser. The Class C membership interests in Pine Brooke Holdings represent an indirect 40% noncontrolling ownership interest in each of:

•Soldier Creek Wind, LLC, a project company that owns an approximately 300 MW wind generation facility located in Kansas;
•Ponderosa Wind, LLC, a project company that owns an approximately 200 MW wind generation facility located in Oklahoma;
•Blue Summit III Wind, LLC, a project company that owns an approximately 200 MW wind generation facility located in Texas;
•Saint Solar, LLC, a project company that owns an approximately 100 MW solar generation facility located in Arizona;
•Taylor Creek Solar, LLC, a project company that owns an approximately 75 MW solar generation facility located in Florida;
•Harmony Florida Solar, LLC, a project company that owns an approximately 75 MW solar generation facility located in Florida; and
•Sanford Airport Solar, LLC, a project company that owns an approximately 49 MW solar generation facility located in Maine.

The purchase price consisted of cash consideration of approximately $374 million, plus working capital and other adjustments of approximately $4 million. The purchase price was allocated primarily to investment in equity method investees of approximately $223 million, property, plant and equipment - net of $137 million and intangible assets - PPAs - net of $18 million based on the fair value of assets acquired and liabilities assumed.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the December 2018 acquisition of NEP Renewables been completed on January 1, 2017 are as follows:

Year Ended December 31, 2018
(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$878
Pro forma operating income	$456
Pro forma net income	$254
Pro forma net income (loss) attributable to NEP	$219
The unaudited pro forma consolidated results of operations include adjustments to:

•reflect the historical results of NEP Renewables beginning on January 1, 2017;
•reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment - net and the intangible assets - PPAs;
•reflect allocations of income to noncontrolling interests related to the financing transaction to fund the acquisition; and
•reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the consolidated operations.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the years ended December 31, 2020, 2019 and 2018 is revenue from contracts with customers for renewable energy sales of approximately $684 million, $624 million and $513 million, respectively, and revenue from contracts with customers for natural gas transportation services of $212 million, $207 million and $215 million, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2021 to 2035. At December 31, 2020, NEP expects to record approximately $1.9 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2026 to 2046, will vary based on the volume of energy delivered. At December 31, 2020, NEP expects to record approximately $202 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivatives. All changes in the derivatives' fair value are recognized in interest expense in NEP's consolidated statements of income (loss). At December 31, 2020 and 2019, the net notional amounts of the interest rate contracts were approximately $7,088 million and $6,859 million, respectively.

During 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because the related future transactions being hedged were no longer going to occur. At December 31, 2020, NEP's AOCI does not include any amounts related to discontinued cash flow hedges. Cash flows from the interest rate swap contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

Prior to the sale of Canadian Holdings, NEP entered into certain foreign currency exchange contracts to economically hedge its cash flows from foreign currency rate fluctuations. During 2018, NEP recorded approximately $13 million of gains related to the foreign currency contracts in other - net in NEP's consolidated statements of income (loss).

Fair Value Measurement of Derivative Instruments - The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEP uses several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. Transfers between fair value hierarchy levels occur at the beginning of the period in which the transfer occurred.

NEP estimates the fair value of its derivatives using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value measurements include the contractual terms of the derivative agreements, current interest rates and credit profiles. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2020 and 2019, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's consolidated balance sheets.

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$47	$—	$(47)	$—
Liabilities:
Interest rate contracts	$—	$849	$—	$(47)	$802

Net fair value by balance sheet line item:
Current derivative liabilities					$20
Noncurrent derivative liabilities					782
Total derivative liabilities					$802

	December 31, 2019
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	—	9	$—	$(9)	$—
Liabilities:
Interest rate contracts	$—	$427	$—	$(9)	$418

Net fair value by balance sheet line item:
Current derivative liabilities					$1
Noncurrent derivative liabilities					417
Total derivative liabilities					$418
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions)
Interest rate contracts:
Gains (losses) reclassified from AOCI to interest expense	$—	$5	$(3)
Losses recognized in interest expense	$(395)	$(373)	$(58)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2020 and 2019, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $769 million and $420 million, respectively.

6. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEP's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 5 - Fair Value Measurements of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on NEP's consolidated balance sheets is estimated using a market approach based on current observable market prices.

Recurring Non-Derivative Fair Value Measurements - NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$2	$—	$2	$16	$—	$16
Total assets	$2	$—	$2	$16	$—	$16

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,388	$3,529	$4,144	$4,235
____________________
(a)    At December 31, 2020 and December 31, 2019, approximately $3,503 million and $4,211 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3).

7. Income Taxes

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions)
U.S.	$(257)	$(430)	$62
Foreign	—	—	211
Income (loss) before income taxes	$(257)	$(430)	$273

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions)
Federal:
Current	$5	$—	$4
Deferred	(21)	(20)	47
Total federal	(16)	(20)	51
State:
Current	2	—	(21)
Deferred	(5)	(6)	33
Total state	(3)	(6)	12
Foreign:
Current	—	—	—
Deferred	—	—	(57)
Total foreign	—	—	(57)
Total income tax expense (benefit)	$(19)	$(26)	$6

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions)
Income tax expense (benefit) at U.S. statutory rate of 21%	$(54)	$(90)	$57
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	41	70	(17)
Tax reform impact on differential membership interests	—	—	17
State income taxes, net of federal tax benefit	(3)	(5)	10
Tax credits	(3)	(2)	(1)
Effect of flow through entities and foreign tax differential	—	—	3
U.S. taxes on foreign earnings	—	—	3
Adjustments associated with Canadian assets	—	—	(67)
Other	—	1	1
Income tax expense (benefit)	$(19)	$(26)	$6

The effective tax rate was approximately 7%, 6% and 2% for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. NEP believes that it is more likely than not that the deferred tax assets at December 31, 2020 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2020	2019
	(millions)
Deferred tax liabilities:
Investment in partnership(a)	$(20)	$(98)
Total deferred tax liabilities	(20)	(98)
Deferred tax assets:
Net operating loss carryforwards	255	256
Tax credit carryforwards	10	6
Capital loss carryforward	3	—
Valuation allowance	(4)	(2)
Total deferred tax assets	264	260
Net deferred income taxes	$244	$162
____________________
(a)    At December 31, 2020 and 2019, includes a deferred tax asset of approximately $6 million and $17 million, respectively, of interest limitation carryforward with an indefinite expiration period.

Deferred tax assets and liabilities included on NEP's consolidated balance sheets are as follows:

	December 31,
	2020	2019
	(millions)
Deferred income taxes - noncurrent assets	$249	$172
Noncurrent other liabilities	(5)	(10)
Net deferred income taxes	$244	$162

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2020 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$229		2034 - 2037
State	26		2028 - 2040
Total net operating loss carryforwards	$255	(a)
Tax credit carryforwards	$10		2021 - 2040
____________________
(a)    Includes approximately $77 million and $4 million of federal and state, respectively, net operating loss carryforwards with an indefinite expiration period.

During 2020, NEP recorded a state tax liability of approximately $3 million (net of federal tax benefit) related to unrecognized tax benefits of prior year state tax filing positions. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $3 million (net of federal tax benefit). The open tax years in all jurisdictions are 2014 through 2019.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2020	2019	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$6,762	$6,553	3 - 35
Pipeline assets, including temporary rights-of-way	948	813	25 - 50
Land improvements and buildings	399	385	3 - 35
Land, including perpetual rights-of-way	60	60
Construction work in progress	159	80
Other depreciable assets	278	279	3 - 35
Property, plant and equipment, gross	8,606	8,170
Accumulated depreciation	(1,443)	(1,200)
Property, plant and equipment - net	$7,163	$6,970
___________________________
(a)    Approximately 87% of power generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $247 million, $236 million and $199 million, respectively. A number of NEP's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $3.6 billion at December 31, 2020.

9. Equity Method Investments

At December 31, 2020, investments in equity method investees primarily includes the approximately 50% ownership interest in Desert Sunlight, approximately 50% ownership interest in Rosmar, the ownership interest in Meade, including Meade's ownership interest in the CPL and related expansion project described in Note 3 and the 40% ownership interest in Pine Brooke Holdings. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have controlling interests in these entities.

Summarized information for these equity method investees is as follows:

	2020	2019	2018
	(millions)
Revenues	$244	$213	$208
Operating income	$142	$124	$129
Net income(a)	$151	$67	$84
________________________
(a) Includes the earnings from equity method investee related to Meade's ownership interest in CPL and the related expansion subsequent to the Meade acquisition in November 2019.

	December 31, 2020	December 31, 2019
	(millions)
Current assets	$160	$211
Noncurrent assets(a)	$4,297	$2,853
Current liabilities(b)	$84	$545
Noncurrent liabilities	$1,011	$497

NEP's share of underlying equity in the equity method investees	$1,915	$1,668
Difference between investment carrying amounts and underlying equity in net assets(c)	(101)	(15)
NEP's investment carrying amounts	$1,814	$1,653
________________________
(a)    Includes the equity method investment related to Meade's ownership interest in the CPL and related expansion project.
(b)    At December 31, 2019, approximately $479 million of long-term debt was reflected as current liabilities as a result of being notified by a lender of an event of default under the related financing agreement. At December 31, 2020, there were no events of default under that related financing agreement.
(c)    Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2020, NEP owned an approximately 42.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.2% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at December 31, 2020, NEP OpCo consolidated 13 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 - Noncontrolling Interests) in entities which own and operate 23 wind generation facilities as well as one solar facility that is under construction (see Note 3). These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and noncurrent due to related parties, of the VIEs, totaled approximately $5,299 million and $224 million, respectively, at December 31, 2020, and $4,814 million and $122 million, respectively, at December 31, 2019.

At December 31, 2020, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries. See Note 2 - Noncontrolling Interests and Note 13 - Class B Noncontrolling Interests. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment - net and intangible assets - PPAs, and the liabilities, primarily long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $9,410 million and $1,502 million, respectively, at December 31, 2020 and totaled approximately $7,900 million and $1,448 million, respectively, at December 31, 2019. Certain of these VIEs include four other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade and Pine Brooke Holdings (see Note 3). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $2,694 million and $2,122 million of assets and $153 million and $53 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at December 31, 2020 and 2019, respectively.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At December 31, 2020 and 2019, NEP's equity method investment related to the non-economic ownership interests of approximately $10 million and $11 million, respectively, is reflected as noncurrent other assets and $21 million and $7 million, respectively, is reflected as noncurrent other liabilities on NEP's consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

11. Leases

NEP has operating leases primarily related to land use agreements for certain of its renewable energy projects. At December 31, 2020 and 2019, NEP had recorded ROU assets of approximately $42 million and $43 million, respectively, and $43 million and $41 million of operating lease liabilities, respectively. NEP’s operating lease liabilities were calculated based on a weighted average discount rate of 4.53% and 4.52% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 24 years and 25 years, at December 31, 2020 and 2019, respectively. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are either fixed based on the terms of the related lease agreement or variable primarily based on the amount of generation at the renewable energy project. NEP’s operating leases with fixed payments have expiration dates ranging from 2022 to 2046. NEP recognized approximately $3 million, $3 million, and $2 million in 2020, 2019 and 2018, respectively, of operating lease costs associated with its ROU assets and which are included in O&M expenses in NEP’s consolidated statements of income (loss). In addition, approximately $6 million, $7 million and $5 million was recorded related to variable lease costs in 2020, 2019 and 2018, respectively. Short-term lease expense, which is included in O&M expenses, was not material to NEP’s consolidated statements of income (loss) for the periods presented. At December 31, 2020, NEP's lease agreements call for fixed payments of approximately $3 million annually over the next five years and $53 million thereafter.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt

NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of interest. Principal payments on the senior secured limited-recourse debt is primarily due monthly or semi-annually. The carrying value of NEP’s long-term debt consists of the following:

	December 31,
	2020			2019
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP:
Senior unsecured convertible notes - fixed(a)	2025	$536	—%	$300	1.50%
NEP OpCo:
Senior unsecured notes - fixed(b)	2024 - 2027	1,800	4.22%	$2,300	4.23%
Revolving credit facility - variable(a)(c)	2025	—		510	3.35%
Project level:
Senior secured limited-recourse debt - fixed	2033	23	4.52%	25	4.52%
Senior secured limited-recourse debt - variable(c)(d)	2026 - 2032	874	1.81%	859	3.38%
Bank loan(c)	2023	205	1.90%	205	3.46%
Unamortized debt issuance costs and discount		(50)		(55)
Total long-term debt		3,388		4,144
Less current portion of long-term debt		12		12
Long-term debt, excluding current portion		$3,376		$4,132
________________________
(a)    See additional discussion of the convertible notes and the NEP OpCo credit facility below.
(b)    The NEP OpCo senior unsecured notes are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP and a subsidiary of NEP OpCo.
(c)    Variable rate is based on an underlying index plus a margin.
(d)    Interest rate contracts, primarily swaps, have been entered into for a majority of these debt issuances. See Note 5.

Minimum annual maturities of long-term debt are approximately $12 million, $14 million, $220 million, $766 million and $616 million for 2021, 2022, 2023, 2024 and 2025, respectively.

NEP OpCo and its direct subsidiary (loan parties) are parties to a variable rate, senior secured revolving credit facility (NEP OpCo credit facility). At December 31, 2020, the NEP OpCo credit facility provided up to $1.25 billion of revolving credit loans and included borrowing capacity of up to $400 million for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $2.0 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). At December 31, 2020, approximately $115 million of letters of credit were issued under the NEP OpCo credit facility primarily related to debt service reserves and as security for certain financing agreements of NEP OpCo's subsidiaries. In February 2021, the loan parties extended the maturity date for substantially all of the NEP OpCo credit facility to 2026 and borrowed $90 million under the NEP OpCo credit facility.

At December 31, 2020, the Meade purchaser and Pipeline Investment Holdings, LLC (Meade Holdings) are parties to a credit agreement (Meade credit agreement) which provides up to $915 million under three limited-recourse senior secured variable rate term loans maturing in 2026 to finance a portion of the Meade acquisition and the expansion (see Note 3). Approximately $816 million was borrowed simultaneously with the closing of the Meade acquisition and the remaining amount available under the credit agreement is expected to be borrowed regularly through the completion of the expansion. At December 31, 2020, approximately $74 million remains available under the Meade credit agreement.

In addition, at December 31, 2020, South Texas Midstream Holdings, LLC (STX Holdings) is party to a credit agreement which provides up to $270 million under a revolving credit facility (STX Holdings revolving credit facility). Proceeds from any borrowings under the STX Holdings revolving credit facility are available exclusively to fund the cash portion of NEP's repurchase, if any, of the Class B noncontrolling interests related to STX Midstream (see Note 13 - Class B Noncontrolling Interests), subject to certain limitations.

The long-term debt agreements listed above contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents including financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2020, NEP and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

During 2020, approximately $300 million of senior unsecured convertible notes issued in 2017 (2017 convertible notes) were converted and NEP issued 5.7 million NEP common units and received $30 million in cash related to the unwinding of a capped call transaction that was entered into in connection with the issuance of the 2017 convertible notes. Also during 2020, NEP issued $600 million principal amount of senior unsecured convertible notes (2020 convertible notes). In connection with the issuance of the 2020 convertible notes, NEP recorded the value of the conversion option of approximately $64 million in common units equity (see Note 2 - Distinguishing Liabilities and Equity). The 2020 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2020 convertible notes in accordance with the related indenture. Upon conversion of the 2020 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 31, 2020, the initial conversion rate, which is subject to certain adjustments, was 13.1296 NEP common units per $1,000 of the 2020 convertible notes, which rate is equivalent to a conversion price of approximately $76.1638 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2020 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2020 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2020 convertible notes are not redeemable at NEP’s option prior to maturity. In connection with the issuance of the 2020 convertible notes, NEP entered into a registration rights agreement pursuant to which, among other things, NEP has agreed to file a shelf registration statement with the SEC and use its commercially reasonable efforts to cause such registration statement to become effective on or prior to December 3, 2021, covering resales of NEP common units, if any, issuable upon a conversion of the 2020 convertible notes.

NEP entered into a capped call transaction (2020 capped call) in connection with the issuance of the 2020 convertible notes. Under the 2020 capped call, NEP purchased capped call options with an initial strike price of $76.1638 and an initial cap price of $120.5930. The 2020 capped call was purchased for approximately $63 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2020 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units (if NEP elects to settle in NEP common units).

13. Equity

Distributions - During 2020, 2019 and 2018, NEP distributed approximately $154 million, $115 million and $94 million, respectively, to its common unitholders. In addition, NEP paid approximately $47 million in distributions to its common unitholders in February 2021.

Earnings Per Unit - Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units (see Preferred Units below). The dilutive effect of the 2017 convertible notes and preferred units is computed using the if-converted method. The dilutive effect of the 2020 convertible notes was computed using the treasury stock method. Following the adoption of a new accounting standard on January 1, 2021 (see Note 2 - Distinguishing Liabilities from Equity), the dilutive effect of the 2020 convertible notes will be calculated using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of NEP's basic and diluted earnings (loss) per unit is as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions, except per unit data)
Numerator:
Net income (loss) attributable to NEP – basic	$(55)	$(88)	$167
Adjustments for convertible notes and preferred units(a)	—	—	50
Net income (loss) attributable to NEP used to compute diluted earnings per unit	$(55)	$(88)	$217
Denominator:
Weighted-average number of common units outstanding – basic	68.4	58.8	54.9
Effect of dilutive convertible notes and preferred units(a)	—	—	19.7
Weighted-average number of common units outstanding and assumed conversions	68.4	58.8	74.6
Earnings (loss) per unit attributable to NEP:
Basic	$(0.81)	$(1.51)	$3.05
Assuming dilution	$(0.81)	$(1.51)	$2.91
____________________
(a)    Due to the net losses incurred during the years ended December 31, 2020 and 2019, the weighted-average number of common units issuable pursuant to the convertible notes and preferred units totaling approximately 7.5 million and 17.0 million, respectively, were not included in the calculation of diluted earnings per unit due to their antidilutive effect.

ATM Program - NEP has an at-the-market equity issuance program (ATM program) pursuant to which NEP could issue, from time to time, up to $150 million of its common units. During the year ended December 31, 2018, NEP issued approximately 1.8 million common units under the ATM program for gross proceeds of approximately $86 million. During the years ended December 31, 2020 and 2019, NEP did not issue any common units under the ATM program. Fees related to the ATM program totaled approximately $1 million in 2018.

Preferred Units - In November 2017, NEP issued and sold 14,021,561 Series A convertible preferred units representing limited partner interests in NEP (preferred units) for an aggregate purchase price of approximately $550 million. NEP contributed the proceeds to NEP OpCo in exchange for an equivalent number of a new series of NEP OpCo preferred units with economically equivalent rights to the preferred units. In both July 2019 and November 2019, NEP converted approximately 4,673,852 preferred units into NEP common units on a one-for-one basis. During the year ended December 31, 2020, NEP issued approximately 4,673,857 NEP common units upon the conversion of the remaining preferred units on a one-for-one basis.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class B Noncontrolling Interests - During 2020, 2019 and 2018, subsidiaries of NEP sold Class B noncontrolling membership interests in NEP Renewables, NEP Renewables II, NEP Pipelines, STX Midstream and Genesis Holdings as described below:

	NEP Renewables	NEP Renewables II	NEP Pipelines	STX Midstream	Genesis Holdings
Underlying projects/pipelines	Renewable energy projects with a combined generating capacity of approximately 1,388 MW	Renewable energy projects with a combined net generating capacity of approximately 1,192 MW	Equity method interest in a natural gas pipeline located in Pennsylvania	Seven natural gas pipeline assets located in Texas	Renewable energy projects with a combined net generating capacity of approximately 1,124 MW
Date of sale	December 21, 2018	June 11, 2019	November 13, 2019	December 4, 2019	December 18, 2020
Gross proceeds	$750 million	$900 million	$168 million	$750 million	$750 million(a)
Initial allocation of distributable cash to Class B investors	15%	5%	1%	12.5%	25%(a)
Period for initial allocation	3 years	6 years	6 years	4 years	10 years
Period for initial allocation if minimum buyouts have not occurred	n/a	4.5 years	5 years	3.5 years	6.75 years
Allocation of distributable cash to Class B investors after initial allocation period	80%	99%	99%	75%(b)	80%(a)
Date buyout period begins	December 21, 2021	December 11, 2022	May 13, 2023	December 4, 2022	December 18, 2025
Buyout right timing(c)	One time during year 4	Periodically, and for partial interests between years 3.5 and 6	Periodically, and for partial interests between years 3.5 and 6.5	Periodically, and for partial interests between years 3 and 7	Periodically, and for partial interests between years 5 and 10
Percentage of buyout price that can be paid in NEP non-voting common units at current market price(d)	70%	70%	100%	70%	100%
____________________
(a)NEP retained certain Class B membership interests in Genesis Holdings which will be sold to the Class B investors for approximately $345 million at a final funding expected to occur by the end of the second quarter of 2021. Until the final Class B funding, NEP will receive approximately 83% of Genesis Holdings’ cash distributions and the third party investors will receive 17%. The allocation of distributable cash to Class B investors increases to 99% if NEP has not exercised certain buyout rights by September 18, 2027.
(b)Increases to 95% if NEP has not exercised its entire buyout right by December 4, 2025.
(c)The buyout right is subject to certain limitations and/or extensions in the respective agreements, including, but not limited to, NEP being able to purchase a maximum of the Class B units at anniversaries specified in certain of the agreements.
(d)NEP may elect to pay the buyout price in NEP non-voting common units or cash (or any combination thereof), subject to conditions and limitations set forth in the applicable agreements. Percentages shown represent the maximum percentages NEP expects it can pay in NEP non-voting common units without the acquiescence of the Class B investor, subject to applicable closing conditions. Holders of the NEP non-voting common units will have the right to receive pro rata quarterly cash distributions and the right to convert, subject to certain limitations, the NEP non-voting common units into NEP common units on a one-for-one basis. The specified percentage of the buyout price for the Class B noncontrolling interests in STX Midstream are payable in NEP common units.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) -

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2017	$1	$(98)	$(30)	$(127)
Other comprehensive loss before reclassification	—	(6)	—	(6)
Amounts reclassified from AOCI to interest expense	2	—	—	2
Other comprehensive income related to equity method investee	—	—	6	6
Net other comprehensive income (loss)	2	(6)	6	2
Impact of disposal of Canadian Holdings	3	104	—	107
Balances, December 31, 2018	6	—	(24)	(18)
Amounts reclassified from AOCI to interest expense	(6)	—	—	(6)
Other comprehensive income related to equity method investee	—	—	2	2
Net other comprehensive income (loss)	(6)	—	2	(4)
Balances, December 31, 2019	—	—	(22)	(22)
Other comprehensive income related to equity method investee	—	—	2	2
Net other comprehensive income	—	—	2	2
Balances, December 31, 2020	$—	$—	$(20)	$(20)
AOCI attributable to noncontrolling interest, December 31, 2020	$—	$—	$(12)	$(12)
AOCI attributable to NextEra Energy Partners, December 31, 2020	$—	$—	$(8)	$(8)

14. Related Party Transactions

Each project entered into O&M and administrative services agreements (ASAs) with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in NEP's consolidated statements of income (loss). Additionally, certain NEP subsidiaries pay affiliates for transmission services and retail power services which are reflected as operations and maintenance in NEP's consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement (MSA) - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the years ended December 31, 2020, 2019 and 2018 include approximately $112 million, $93 million and $78 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2020, 2019 and 2018 include approximately $6 million, $6 million and $4 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At December 31, 2020 and 2019, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $10 million and $12 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. At December 31, 2020, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $629 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At December 31, 2020, NEER guaranteed a total of approximately $11 million related to these obligations.

Due to Related Parties - Noncurrent amounts due to related parties on NEP's consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on NEP’s consolidated balance sheets.

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2020, 2019 and 2018, NEP recognized approximately $15 million, $7 million and $7 million, respectively, in revenues related to the transportation and fuel management agreements.

Related Party Note Receivable - As part of the 2016 acquisition from NEER of Seiling Wind Investments, LLC, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at the related projects. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. During each of the years ended December 31, 2020, 2019 and 2018, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interests on NEP's consolidated financial statements.

15. Commitments and Contingencies

Development, Engineering and Construction Commitments - During the year ended December 31, 2020, indirect subsidiaries of NEP had several engineering, procurement and construction contracts and a funding commitment related to the repowering of certain wind facilities and expansion projects at certain pipelines. Those contracts have varying payment terms and some include performance obligations that allow the NEP subsidiaries to receive liquidated damages if the contractor does not perform. As of December 31, 2020, the NEP subsidiaries had purchased approximately $369 million related to these projects, of which $59 million was purchased from NEER. Such costs primarily have been capitalized in property, plant and equipment - net on the consolidated balance sheets. As of December 31, 2020, the NEP subsidiaries have remaining commitments under these contracts of approximately $55 million.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2020, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2020.

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

Item 9B.  Other Information

None

PART III - OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy Partners and Management" and "Corporate Governance and Board Matters" in NEP's Proxy Statement which will be filed with the SEC in connection with the 2021 Annual Meeting of Unitholders (NEP's Proxy Statement) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2020 with respect to equity compensation under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,095,363
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,095,363

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
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Purchase and Sale Agreement by and between NextEra Energy Operating Partners, LP and Canada Pension Plan Investment Board dated as of March 30, 2018 (filed as Exhibit 2.1 to Form 8-K dated March 30, 2018, File No. 1-36518)

2.3*
Amendment to Amended and Restated Purchase and Sale Agreement (2018 Projects Annex), dated as of August 31, 2018, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated August 31, 2018, File No. 1-36518)

2.4*
Membership Interest Purchase Agreement, dated as of August 31, 2018, between NEP Renewables, LLC, NextEra Energy Partners, LP, NEP Renewables Holdings, LLC and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated August 31, 2018, File No. 1-36518)

2.5*
Amendment to Amended and Restated Purchase and Sale Agreement (2019 Projects Annex), dated as of March 4, 2019, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated March 4, 2019, File No. 1-36518)

2.6*
Membership Interest Purchase Agreement, dated as of March 4, 2019, between NEP Renewables II, LLC, NextEra Energy Partners, LP, NEP Renewables Holdings II, LLC and the Class B Purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated March 4, 2019, File No. 1-36518)

2.7*
Purchase and Sale Agreement by and among EIF Meade Holdings, LLC, VED NPI II, LLC, VED NPI I, LLC, WGL Midstream MP, LLC and COG Holdings LLC, and Meade Pipeline Investment, LLC, dated as of September 29, 2019 (filed as Exhibit 2.1 to Form 8‑K dated September 29, 2019, File No. 1-36518)

2.8*
Membership Interest Purchase Agreement, dated as of September 29, 2019, by and among NextEra Energy Partners Pipelines, LLC, NextEra Energy Partners, LP, NextEra Energy Partners Pipelines Holdings, LLC and GEPIF III Meade Investco, L.P. (filed as Exhibit 2.2 to Form 8-K dated September 29, 2019, File No. 1-36518)

2.9*
Membership Interest Purchase Agreement, dated as of November 2, 2020, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC, and the Class B purchasers party thereto (filed as Exhibit 2.1 to Form 8-K dated November 2, 2020. File 1-36518)

2.10*
Amendment to Amended and Restated Purchase and Sale Agreement (2020 Projects Annex), dated as of November 2, 2020, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.3 to Form 8-K dated November 2, 2020. File 1-36518)

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
4.9*
Indenture, dated as of December 3, 2020, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 3, 2020, File No. 1-36518)

10.1*
Second Amended and Restated Management Services Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP, and NextEra Energy Management Partners, LP (filed as Exhibit 10.2 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.2*
Amended and Restated Right of First Offer Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.3*
Equity Purchase Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.4 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.4*
Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.5 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.4(a)*
Amendment No. 1 to Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP dated as of July 5, 2016 (filed as Exhibit 10 to Form 10-Q dated for the quarter ended June 30, 2016, File No. 1-36518)

10.5*	NextEra Energy Partners, LP Amended and Restated Registration Rights Agreement dated August 4, 2017 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2020, File 1-36518)
10.6*
Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of October 24, 2017 (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.6(a)*
Letter Amendment Agreement and Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of May 3, 2019 (filed as Exhibit 10.1 to Form 8-K dated May 3, 2019, File No. 1-36518)

10.6(b)*
Letter Amendment to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of December 10, 2019 (filed as Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2019, File No. 1-36518)

10.6(c)*
Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of December 10, 2019 (filed as Exhibit 10.6(c) to Form 10-K for the year ended December 31, 2019, File No. 1-36518)

10.6(d)
Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of February 8, 2021

10.7*
Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.8*
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 10‑Q for the quarter ended March 31, 2015, File No. 1-36518)

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

10.12*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.13*	Form of NextEra Energy Partners, GP, Inc. Indemnity Agreement (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.14*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2018 (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)

Exhibit Number	Description
10.15*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2019 (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2018, File No. 1-36518)

10.16*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2020 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2019, File No. 1-36518)

10.17	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2021
10.18*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)
10.19*	Amended and Restated Limited Liability Company Agreement of NEP Renewables, LLC, dated December 21, 2018 (filed as Exhibit 10.2 to Form 8-K dated December 20, 2018, File No. 1-36518)
10.20*	Amended and Restated Limited Liability Company Agreement of NEP Renewables II, LLC, dated as of June 11, 2019 (filed as Exhibit 10.1 to Form 8-K dated June 10, 2019, File No. 1-36518)
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
10.24*
Third Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of December 18, 2020 (filed as Exhibit 10.1 to Form 8-K dated December 18, 2020, File No. 1-36518)

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

Date:  February 16, 2021

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

Signature and Title as of February 16, 2021:

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