Form 10-Q
period 2021-03-31
NEXTERA ENERGY PARTNERS, LP
filed 2021-04-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at March 31, 2021:  75,892,712

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2017 convertible notes	senior unsecured convertible notes issued in 2017
2020 convertible notes	senior unsecured convertible notes issued in 2020
2020 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2020
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Meade	Meade Pipeline Co LLC
Meade purchaser	Meade Pipeline Investment, LLC
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables	NEP Renewables, LLC
NEP Renewables II	NEP Renewables II, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 6 for a description of NEE Equity's noncontrolling interest in NEP OpCo. References to NEP's projects and NEP's pipelines generally include NEP's consolidated subsidiaries and the projects and pipelines in which NEP has equity method investments.

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
•Operation and maintenance of renewable energy projects and pipelines involve significant risks that could result in unplanned power outages, reduced output, personal injury or loss of life.
•NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.
•NEP depends on certain of the renewable energy projects and pipelines in its portfolio for a substantial portion of its anticipated cash flows.
•NEP is pursuing the repowering of wind projects and the expansion of natural gas pipelines that will require up-front capital expenditures and expose NEP to project development risks.
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
•NEP is subject to risks associated with its ownership of interests in projects or pipelines that are under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

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
•NEP may only terminate the MSA under certain limited circumstances.
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
•NEP's partnership agreement replaces the fiduciary duties that NEP GP and NEP's directors and officers might have to holders of its common units with contractual standards governing their duties and the New York Stock Exchange does not require a publicly traded limited partnership like NEP to comply with certain of its corporate governance requirements.
•NEP's partnership agreement restricts the remedies available to holders of NEP's common units for actions taken by NEP's directors or NEP GP that might otherwise constitute breaches of fiduciary duties.
•Certain of NEP's actions require the consent of NEP GP.
•Holders of NEP's common units currently cannot remove NEP GP without NEE's consent and provisions in NEP's partnership agreement may discourage or delay an acquisition of NEP that NEP unitholders may consider favorable.
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
•The issuance of securities convertible into, or settleable with, common units may affect the market price for NEP's common units, will dilute common unitholders’ ownership in NEP and may decrease the amount of cash available for distribution for each common unit.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2020 Form 10-K and investors should refer to that section of the 2020 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES
Renewable energy sales	$155	$157
Texas pipelines service revenues	91	55
Total operating revenues(a)	246	212
OPERATING EXPENSES
Operations and maintenance(b)	92	92
Depreciation and amortization	67	66
Taxes other than income taxes and other	9	5
Total operating expenses – net	168	163
OPERATING INCOME	78	49
OTHER INCOME (DEDUCTIONS)
Interest expense	504	(839)
Equity in earnings of equity method investees	43	18
Equity in earnings (losses) of non-economic ownership interests	14	(23)
Other – net	2	—
Total other income (deductions) – net	563	(844)
INCOME (LOSS) BEFORE INCOME TAXES	641	(795)
INCOME TAX EXPENSE (BENEFIT)	70	(75)
NET INCOME (LOSS)(c)	571	(720)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(2)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(369)	500
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$202	$(222)

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic	$2.66	$(3.39)
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$2.66	$(3.39)
____________________
(a)    Includes related party revenues of $34 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.
(b)    Includes O&M expenses related to renewable energy projects of $43 million and $50 million for the three months ended March 31, 2021 and 2020, respectively. Includes O&M expenses related to the Texas pipelines of $13 million and $11 million for the three months ended March 31, 2021 and 2020, respectively. Total O&M expenses presented include related party amounts of $45 million and $32 million for the three months ended March 31, 2021 and 2020, respectively.
(c)    Comprehensive income (loss), including comprehensive income (loss) attributable to noncontrolling interests and NextEra Energy Partners, LP, is the same as reported net income (loss).

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$110	$108
Accounts receivable	101	83
Other receivables	156	155
Due from related parties	122	28
Inventory	24	24
Other	16	16
Total current assets	529	414
Other assets:
Property, plant and equipment – net	7,103	7,163
Intangible assets – PPAs – net	1,546	1,572
Intangible assets – customer relationships – net	606	610
Goodwill	609	609
Investments in equity method investees	1,830	1,814
Deferred income taxes	190	249
Other	153	131
Total other assets	12,037	12,148
TOTAL ASSETS	$12,566	$12,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137	$143
Due to related parties	68	66
Current portion of long-term debt	12	12
Accrued interest	17	25
Derivatives	21	20
Accrued property taxes	12	22
Other	49	62
Total current liabilities	316	350
Other liabilities and deferred credits:
Long-term debt	3,541	3,376
Asset retirement obligation	140	144
Derivatives	247	782
Due to related parties	35	33
Other	166	170
Total other liabilities and deferred credits	4,129	4,505
TOTAL LIABILITIES	4,445	4,855
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (75.9 and 75.9 units issued and outstanding, respectively)	2,460	2,362
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	5,669	5,353
TOTAL EQUITY	8,121	7,707
TOTAL LIABILITIES AND EQUITY	$12,566	$12,562

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$571	$(720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67	66
Intangible amortization – PPAs	26	26
Change in value of derivative contracts	(540)	795
Deferred income taxes	70	(75)
Equity in earnings of equity method investees, net of distributions received	(4)	7
Equity in losses of non-economic ownership interests	(14)	23
Other – net	2	5
Changes in operating assets and liabilities:
Current assets	(50)	4
Current liabilities	(24)	(31)
Noncurrent liabilities	—	(1)
Net cash provided by operating activities	104	99
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(45)	(52)
Payments to related parties under CSCS agreement – net	(74)	(48)
Distributions from equity method investee	—	8
Other	12	4
Net cash used in investing activities	(107)	(88)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	2
Issuances of long-term debt	102	57
Retirements of long-term debt	(2)	(11)
Debt issuance costs	(1)	(1)
Partner contributions	—	3
Partner distributions	(117)	(97)
Preferred unit distributions	—	(2)
Proceeds from differential membership investors	41	46
Payments to differential membership investors	(6)	(6)
Payments to Class B noncontrolling interest investors	(14)	(10)
Change in amounts due to related parties	(1)	(1)
Other	(1)	—
Net cash provided by (used in) financing activities	4	(20)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	(9)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	112	132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$113	$123
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Partner noncash distributions	$1	$—
Change in noncash investments in equity method investees - net	$3	$—
Accrued property and other additions	$21	$31
Accrued preferred distributions	$—	$2

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2020	75.9	$2,362	$(8)	$5,353	$7,707
Net income	—	202	—	369	571
Related party distributions	—	—	—	(72)	(72)
Changes in non-economic ownership interests	—	—	—	(3)	(3)
Other differential membership investment activity	—	—	—	35	35
Payments to Class B noncontrolling interest investors	—	—	—	(14)	(14)
Distributions to unitholders(a)	—	(47)	—	—	(47)
Adoption of accounting standards update(b)	—	(57)	—	—	(57)
Other	—	—	—	1	1
Balances, March 31, 2021	75.9	$2,460	$(8)	$5,669	8,121
_________________________
(a)    Distributions per common unit of $0.6150 were paid during the three months ended March 31, 2021.
(b)    See Note 7 for further discussion. Includes deferred tax impact of approximately $7 million.

	Preferred Units		Common Units		Accumulated Other
	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2019	4.7	$183	65.5	$2,008	$(8)	$4,883	$7,066
Net income (loss)	—	2	—	(222)	—	(500)	(720)
Related party contributions	—	—	—	—	—	3	3
Related party distributions	—	—	—	—	—	(62)	(62)
Other differential membership investment activity	—	—	—	—	—	40	40
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(10)	(10)
Distributions to unitholders(a)	—	(2)	—	(35)	—	—	(37)
Other	—	—	—	(1)	—	—	(1)
Balances, March 31, 2020	4.7	$183	65.5	$1,750	$(8)	$4,354	$6,279
_____________________________
(a)    Distributions per common unit of $0.5330 were paid during the three months ended March 31, 2020.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accompanying condensed consolidated financial statements should be read in conjunction with the 2020 Form 10-K. In the opinion of NEP management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions
In December 2020, a subsidiary of NEP (the Wilmot purchaser) completed the acquisition from NEER (2020 acquisition) of 100% of the membership interests in Wilmot Energy Center, LLC (Wilmot) and 100% of the Class C membership interests in Pine Brooke Class A Holdings, LLC (Pine Brooke Holdings). Wilmot is an approximately 100 MW solar generation facility and 30 MW battery storage facility under construction in Arizona with an expected in service date in the second quarter of 2021. NEER has agreed to continue to manage the construction of Wilmot at its own cost, and to contribute to Wilmot any capital necessary for the construction of the project. If Wilmot does not achieve commercial operation by June 30, 2021, the Wilmot purchaser will have the right to require NEER to repurchase the ownership interests in Wilmot for the same purchase price paid by the Wilmot purchaser. The Class C membership interests in Pine Brooke Holdings represent an indirect 40% noncontrolling ownership interest in each of:

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

NEP's ownership interest in Pine Brooke Holdings is reflected as investments in equity method investees.

In April 2021, an indirect subsidiary of NEP entered into multiple purchase and sale agreements to acquire 100% of the ownership interests in each of:

•Highview Power Holdings, LLC, which indirectly owns a 150 MW wind generation facility (Alta Wind VIII) located in California;
•Brookfield Windstar Holding, LLC, which indirectly owns a 120 MW wind generation facility (Windstar) located in California;
•Brookfield Coram Wind Development, LLC, which indirectly owns a 22 MW wind generation facility (Coram) located in California; and
•BAIF Granite Holdings, LLC, which indirectly owns a 99 MW wind generation facility (Granite) located in New Hampshire.

NEP expects to complete the acquisition in the third quarter of 2021, subject to customary closing conditions and the receipt of certain regulatory approvals, for a base purchase price of approximately $733 million, subject to closing adjustments.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended March 31, 2021 is $149 million and $60 million, and for the three months ended March 31, 2020 is $151 million and $54 million, of revenue from contracts with customers for renewable energy sales and natural

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2021 to 2035. At March 31, 2021, NEP expects to record approximately $1.9 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2026 to 2046, will vary based on the volume of energy delivered. At March 31, 2021, NEP expects to record approximately $199 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). At March 31, 2021 and December 31, 2020, the net notional amounts of the interest rate contracts were approximately $7,094 million and $7,088 million, respectively.

At March 31, 2021, NEP's AOCI does not include any amounts related to cash flow hedges. Cash flows from the interest rate contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

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

NEP estimates the fair value of its derivative instruments using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates and credit profiles. The significant inputs for the resulting fair value measurement are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2021 and December 31, 2020, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	March 31, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$55	$—	$(49)	$6
Liabilities:
Interest rate contracts	$—	$317	$—	$(49)	$268

Net fair value by balance sheet line item:
Noncurrent other assets					$6
Total derivative assets					$6
Current derivative liabilities					$21
Noncurrent derivative liabilities					247
Total derivative liabilities					$268

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$47	$—	$(47)	$—
Liabilities:
Interest rate contracts	$—	$849	$—	$(47)	$802

Net fair value by balance sheet line item:
Current derivative liabilities					$20
Noncurrent derivative liabilities					782
Total derivative liabilities					$802
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
Interest rate contracts:
Gains (losses) recognized in interest expense	$535	$(795)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2021 and December 31, 2020, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $287 million and $769 million, respectively.

4. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEP's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 3 - Fair Value Measurement of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on NEP's condensed consolidated balance sheets is estimated using a market approach based on current observable market prices.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements - NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$1	$—	$1	$2	$—	$2
Total assets	$1	$—	$1	$2	$—	$2

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,553	$3,711	$3,388	$3,529
____________________
(a)    At March 31, 2021 and December 31, 2020, approximately $3,686 million and $3,503 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At March 31, 2021, approximately $637 million of the fair value relates to the 2020 convertible notes and is estimated using Level 2.

5. Income Taxes

Income taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on NEP's election to be taxed as a corporation). NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the U.S. projects under NEP OpCo. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes.

The effective tax rate for the three months ended March 31, 2021 was approximately 11% and for the three months ended March 31, 2020 was approximately 9%. The effective tax rate is below the U.S. statutory rate of 21% primarily due to tax expense (benefit) attributable to noncontrolling interests of approximately $(78) million for the three months ended March 31, 2021 and $105 million for the three months ended March 31, 2020.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2021, NEP owned an approximately 42.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.2% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

At March 31, 2021, NEP OpCo consolidated 13 VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate 23 wind generation facilities as well as one solar facility that is under construction (see Note 1). These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and noncurrent due to related parties, of the VIEs, totaled approximately $5,277 million and $135 million, respectively, at March 31, 2021 and $5,299 million and $224 million, respectively, at December 31, 2020.

At March 31, 2021, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain subsidiaries (see Note 10 - Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 3,704 MW as well as ownership interests in eight natural gas pipeline assets. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net and intangible assets - PPAs, and the liabilities, primarily long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $9,421 million and $1,362 million, respectively, at March 31, 2021 and $9,410 million and $1,502 million, respectively, at December 31, 2020. Certain of these VIEs include four other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade and Pine Brooke Holdings (see Note 1). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $2,686 million and $2,694 million of assets and $72 million and

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
$153 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at March 31, 2021 and December 31, 2020, respectively.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2021 and December 31, 2020, NEP's equity method investment related to the non-economic ownership interests of approximately $11 million and $10 million, respectively, is reflected as noncurrent other assets and $11 million and $21 million, respectively, is reflected as noncurrent other liabilities on the condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEP during the three months ended March 31, 2021 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2021	NEP OpCo senior secured revolving credit facility	Variable(a)	$90	(b)	2026
January 2021 - March 2021	Senior secured limited-recourse debt	Variable(a)	$12	(c)	2026
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)At March 31, 2021, $90 million of borrowings were outstanding and approximately $115 million of letters of credit were issued under the NEP OpCo credit facility. Approximately $4 million of the outstanding borrowings have a maturity date in 2025.
(c)At March 31, 2021, approximately $851 million of borrowings were outstanding under the existing credit agreement of the Meade purchaser and Pipeline Investment Holdings, LLC (Meade credit agreement).

In February 2021, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility. The amendments to the revolving credit facility include, among other things, an extension of the maturity from February 2025 to February 2026 for essentially all of the NEP OpCo credit facility.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2021, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

On January 1, 2021, NEP adopted an accounting standards update which updated the accounting guidance for financial instruments with the characteristics of liabilities and equity, including debt with conversion options and other equity-linked instruments such as the $600 million in principal amount of senior unsecured convertible notes issued in December 2020 (2020 convertible notes). NEP adopted the standards update by applying it retrospectively with the cumulative effect recognized as of January 1, 2021 (modified retrospective approach). Upon adoption, NEP reclassified approximately $64 million related to the embedded conversion feature for the 2020 convertible notes from common units equity to long-term debt.

8. Equity

Distributions - On April 20, 2021, the board of directors of NEP authorized a distribution of $0.6375 per common unit payable on May 14, 2021 to its common unitholders of record on May 6, 2021.

Earnings (Loss) Per Unit - Diluted earnings (loss) per unit is based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units. The dilutive effect of the 2020 convertible notes, and for the prior year period, the 2017 convertible notes and preferred units, is computed using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of NEP's basic and diluted earnings (loss) per unit for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
	(millions, except per unit amounts)
Numerator:
Net income (loss) attributable to NEP – basic	$202	$(222)
Adjustments for 2017 convertible notes and preferred units(a)	—	—
Net income (loss) attributable to NEP used to compute diluted earnings (loss) per unit	$202	$(222)
Denominator:
Weighted-average number of common units outstanding – basic	75.9	65.5
Effect of dilutive convertible notes and preferred units(a)	0.1	—
Weighted-average number of common units outstanding and assumed conversions	76.0	65.5
Earnings (loss) per unit attributable to NEP:
Basic	$2.66	$(3.39)
Assuming dilution	$2.66	$(3.39)
————————————
(a)Due to the net losses incurred during the three months ended March 31, 2020, the weighted-average number of common units issuable pursuant to the 2017 convertible notes and preferred units totaling approximately 10.3 million were not included in the calculation of diluted loss per unit due to their antidilutive effect.

Accumulated Other Comprehensive Income (Loss) - During the three months ended March 31, 2021 and 2020, NEP did not recognize any other comprehensive income (loss). At March 31, 2021 and 2020, NEP's accumulated other comprehensive loss totaled approximately $20 million and $22 million, respectively, of which $12 million and $14 million, respectively, was attributable to noncontrolling interest and $8 million and $8 million, respectively, was attributable to NEP.

9. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in the condensed consolidated statements of income (loss). Additionally, certain NEP subsidiaries pay affiliates for transmission and retail power services which are reflected as operations and maintenance in the condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three months ended March 31, 2021 include approximately $31 million and for the three months ended March 31, 2020 include $26 million related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2021 include approximately $1 million and for the three months ended March 31, 2020 include $1 million related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At March 31, 2021 and December 31, 2020, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $84 million and $10 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At March 31, 2021, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $566 million related to these obligations. Agreements related to the sale of differential membership interests require NEER to guarantee payments due by the VIEs and the indemnifications to the VIEs' respective investors. At March 31, 2021, NEER guaranteed a total of approximately $11 million related to these obligations.

Due to Related Parties - Noncurrent amounts due to related parties on the condensed consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on the condensed consolidated balance sheets.

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $33 million during the three months ended March 31, 2021 and $4 million during the three months ended March 31, 2020. The increase in the recognized revenues for the three months ended March 31, 2021 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021 (February weather event). At March 31, 2021, current due from related parties on the condensed consolidated balance sheets includes approximately $29 million related to the benefits of the gas commodity agreements, of which $16 million was repaid as of April 23, 2021.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - At March 31, 2021 and December 31, 2020, NEP had approximately $3 million and $4 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at March 31, 2021 and December 31, 2020 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment - Property, plant and equipment consists of the following:

	March 31, 2021	December 31, 2020
	(millions)
Property, plant and equipment, gross	$8,607	$8,606
Accumulated depreciation	(1,504)	(1,443)
Property, plant and equipment - net	$7,103	$7,163

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Noncontrolling Interests - At March 31, 2021, the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables, NEP Renewables II, NEP Pipelines, STX Midstream and Genesis Holdings owned by third parties), the differential membership interests, NEE's approximately 57.2% noncontrolling limited partner interest in NEP OpCo and NEER's approximately 50% noncontrolling ownership interest in Silver State, as well as a third party's 10% interest in one of the Texas pipelines and the non-economic ownership interests are reflected as noncontrolling interests on the condensed consolidated balance sheets. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2021	(millions)
Balances, December 31, 2020	$3,551	$1,758	$(14)	$58	$5,353
Net income (loss) attributable to NCI	67	(77)	363	16	369
Related party distributions	—	—	(71)	(1)	(72)
Changes in non-economic ownership interests	—	—	—	(3)	(3)
Differential membership investment contributions, net of distributions	—	35	—	—	35
Payments to Class B noncontrolling interest investors	(14)	—	—	—	(14)
Other	1	(1)	1	—	1
Balances, March 31, 2021	$3,605	$1,715	$279	$70	$5,669

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2020	(millions)
Balances, December 31, 2019	$2,628	$1,798	$389	$68	$4,883
Net income (loss) attributable to NCI	52	(71)	(459)	(22)	(500)
Related party contributions	—	—	—	3	3
Related party distributions	—	—	(60)	(2)	(62)
Differential membership investment contributions, net of distributions	—	40	—	—	40
Payments to Class B noncontrolling interest investors	(10)	—	—	—	(10)
Balances, March 31, 2020	$2,670	$1,767	$(130)	$47	$4,354

11. Commitments and Contingencies

Development, Engineering and Construction Commitments - At March 31, 2021, an indirect subsidiary of NEP had a funding commitment related to a pipeline expansion project. As of March 31, 2021, the NEP subsidiary had invested approximately $42 million related to the expansion project which is reflected as investments in equity method investees on the condensed consolidated balance sheets. As of March 31, 2021, the NEP subsidiary has a remaining commitment of approximately $48 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At March 31, 2021, NEP owned an approximately 42.8% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.2% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2020 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

In December 2020, an indirect subsidiary of NEP completed the acquisition from NEER of 100% of the membership interests in Wilmot and 100% of the Class C membership interests in Pine Brooke Holdings. In April 2021, an indirect subsidiary of NEP entered into purchase and sale agreements to acquire indirect ownership interests in four wind generation facilities with a combined generating capacity of 391 MW. See Note 1.

NEP is closely monitoring the global outbreak of COVID-19 and is taking steps intended to mitigate the potential risks to NEP posed by COVID-19. See Note 11 - Coronavirus Pandemic.

Results of Operations

	Three Months Ended March 31,
	2021	2020
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$155	$157
Texas pipelines service revenues	91	55
Total operating revenues	246	212
OPERATING EXPENSES
Operations and maintenance	92	92
Depreciation and amortization	67	66
Taxes other than income taxes and other	9	5
Total operating expenses – net	168	163
OPERATING INCOME	78	49
OTHER INCOME (DEDUCTIONS)
Interest expense	504	(839)
Equity in earnings of equity method investees	43	18
Equity in earnings (losses) of non-economic ownership interests	14	(23)
Other – net	2	—
Total other income (deductions) – net	563	(844)
INCOME (LOSS) BEFORE INCOME TAXES	641	(795)
INCOME TAX EXPENSE (BENEFIT)	70	(75)
NET INCOME (LOSS)	571	(720)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(2)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(369)	500
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$202	$(222)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating Revenues

Operating revenues increased $34 million for the three months ended March 31, 2021. Texas pipelines service revenues increased approximately $36 million during the three months ended March 31, 2021 primarily reflecting increases of $30 million related to higher revenues under transportation and fuel management agreements during the February weather event (see

Note 9 - Transportation and Fuel Management Agreements) and $6 million related to higher revenues associated with a pipeline expansion project that went into service in the third quarter of 2020.

Operating Expenses

Operations and Maintenance
O&M expenses were flat during the three months ended March 31, 2021 primarily reflecting an increase of $5 million in higher IDR fees related to growth in NEP's distributions to its common unitholders, which were offset by decreases in other project operating expenses.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of approximately $1,343 million during the three months ended March 31, 2021 primarily reflects $1,330 million of favorable mark-to-market activity ($535 million of gains recorded in 2021 compared to $795 million of losses in 2020) and decreased interest expense due to lower debt balances.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $25 million during the three months ended March 31, 2021 primarily due to $18 million of earnings related to the ownership interests in Pine Brooke Holdings acquired in December 2020 (see Note 1) as well as an increase of approximately $7 million in earnings primarily related to the ownership interest in Desert Sunlight.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
NEP recognized approximately $14 million of equity in earnings of non-economic ownership interests during the three months ended March 31, 2021 compared to $23 million of losses in the prior year period. The change primarily reflects favorable mark-to-market activity in 2021 compared to unfavorable mark-to-market activity in 2020.

Income Taxes

For the three months ended March 31, 2021, NEP recorded an income tax expense of approximately $70 million on income before income taxes of $641 million, resulting in an effective tax rate of 11%. The tax expense is comprised primarily of income tax expense of approximately $135 million at the statutory rate of 21% and $12 million of state taxes, partly offset by $78 million of income tax benefit attributable to noncontrolling interests.

For the three months ended March 31, 2020, NEP recorded income tax benefit of approximately $75 million on loss before income taxes of $795 million, resulting in an effective tax rate of 9%. The tax benefit is comprised primarily of income tax benefit of approximately $167 million at the statutory rate of 21% and $12 million of state tax benefit, partly offset by $105 million of income tax attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended March 31, 2021 and 2020, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a third party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors, the income allocated to the Class B noncontrolling interests and NEER's approximately 50% noncontrolling interest in Silver State. The net income attributable to noncontrolling interests in 2021 compared to net loss attributable to noncontrolling interests in 2020 primarily reflects the net income allocation to NEE Equity's noncontrolling interest compared to the allocation of losses in the prior year. See Note 10 - Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments (see Note 7) and distributions to common unitholders and holders of noncontrolling interests (see Note 8 and Note 10 - Noncontrolling Interests). NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments (see Note 11 - Development, Engineering and Construction Commitments). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations.

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

Liquidity Position

At March 31, 2021, NEP's liquidity position was approximately $1,584 million. The table below provides the components of NEP’s liquidity position:

	March 31, 2021	Maturity Date
	(millions)
Cash and cash equivalents	$110
Amounts due under the CSCS agreement	84
Revolving credit facilities(a)	1,250	2026
Less borrowings	(90)
Less issued letters of credit	(115)
Genesis Holdings final funding(b)	345
Total	$1,584
____________________
(a)    Excludes certain credit facilities due to restrictions on the use of the borrowings.
(b)    Expected to be received in the second quarter of 2021.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

In February 2021, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility to extend the maturity date to February 2026. During the three months ended March 31, 2021, $90 million was drawn under the NEP OpCo revolving credit facility. In addition, approximately $12 million was borrowed under the Meade credit agreement for the Meade expansion and $2 million was repaid. See Note 7.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At March 31, 2021, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2021 and 2020, NEP had capital expenditures of approximately $45 million and $52 million, respectively, primarily reflecting costs associated with the repowering of certain wind facilities and expansion projects at certain pipelines. In the third and fourth quarters of 2020, an expansion investment at one of the Texas pipelines and the repowered wind generation facilities were placed in service. NEP expects to make additional investments associated with its ownership interests in Meade related to an expansion scheduled for commercial operation by mid-2022. See Note 11 - Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the three months ended March 31, 2021, NEP distributed approximately $47 million to its common unitholders. On April 20, 2021, the board of directors of NEP authorized a distribution of $0.6375 per common unit payable on May 14, 2021 to its common unitholders of record on May 6, 2021.

Cash Flows

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table reflects the changes in cash flows for the comparative periods:

	2021	2020	Change
	(millions)
Three Months Ended March 31,
Net cash provided by operating activities	$104	$99	$5
Net cash used in investing activities	$(107)	$(88)	$(19)
Net cash provided by (used in) financing activities	$4	$(20)	$24

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by higher operating income, lower interest payments and higher distributions from equity method investees, partly offset by working capital timing differences.

Net Cash Used in Investing Activities

	2021	2020
	(millions)
Three Months Ended March 31,
Capital expenditures and other investments	$(45)	$(52)
Payments to related parties under CSCS agreement – net	(74)	(48)
Distributions from equity method investee	—	8
Other	12	4
Net cash used in investing activities	$(107)	$(88)

The increase in net cash used in investing activities was primarily driven by higher cash sweeps under the CSCS agreement in 2021, partly offset by lower capital expenditures in 2021 primarily related to the completion of one of the pipeline expansion projects and the repowering of certain wind facilities in the third and fourth quarters of 2020 (see Capital Expenditures).

Net Cash Provided by (Used in) Financing Activities

	2021	2020
	(millions)
Three Months Ended March 31,
Proceeds from issuance of common units – net	$3	$2
Issuances (retirements) of long-term debt - net	100	46
Partner contributions	—	3
Partner distributions	(117)	(97)
Change in amounts due to related parties	(1)	(1)
Proceeds related to differential membership interests - net	35	40
Proceeds (payments) related to Class B noncontrolling interests - net	(14)	(10)
Other	(2)	(3)
Net cash provided by (used in) financing activities	$4	$(20)

The change in net cash provided by (used in) financing activities primarily reflects the higher net issuances of long-term debt in 2021 (see Note 7) compared to 2020, partly offset by higher partner distributions.

Quantitative and Qualitative Disclosures about Market Risk

NEP is exposed to several market risks in its normal business activities. Market risk is the potential loss that may result from market changes associated with its business. The types of market risks include interest rate and counterparty credit risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements (see Note 3).

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2021, approximately 2% of the long-term debt, including current maturities, was exposed to fluctuations in interest expense while the remaining balance was either fixed rate debt or financially hedged. At March 31, 2021, the estimated fair value of NEP's long-term debt was approximately $3.7 billion and the carrying value of the long-term debt was $3.6 billion. See Note 4 - Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $32 million at March 31, 2021.

At March 31, 2021, NEP had interest rate contracts with a net notional amount of approximately $7.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at March 31, 2021 would increase by approximately $136 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1. Legal Proceedings

None. With regard to environmental proceedings to which a governmental authority is a party, NEP's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2020 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2020 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders should be carefully considered. The risks described in the 2020 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 5. Other Information

(a)NEP held its 2021 Annual Meeting of Unitholders (2021 Annual Meeting) on April 20, 2021. At the 2021 Annual Meeting, NEP's unitholders elected all of NEP’s nominees for director and approved two proposals. The proposals are described in detail in NEP's definitive proxy statement on Schedule 14A for the 2021 Annual Meeting (Proxy Statement), filed with the Securities and Exchange Commission on March 4, 2021. The voting results below reflect any applicable voting limitations and cutbacks as described in the Proxy Statement.

The final voting results with respect to each proposal voted upon at the 2021 Annual Meeting are set forth below.

Proposal 1

NEP's unitholders elected each of the four nominees to NEP's Board of Directors (Board) until the next annual meeting of unitholders by a majority of the votes cast, as set forth below:

	FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Susan D. Austin	59,155,214	96.1%	2,376,720	50,539	10,554,245
Robert J. Byrne	59,142,961	96.1%	2,382,491	57,021	10,554,245
Peter H. Kind	59,131,346	96.1%	2,391,725	59,402	10,554,245
James L. Robo	48,197,476	79.6%	12,361,691	1,023,306	10,554,245

Without giving effect to the voting limitation and cutbacks that apply to the election of directors as described in the Proxy Statement, the percent of the votes cast FOR Ms. Austin and Messrs. Byrne and Kind would have been 98.65% and FOR Mr. Robo would have been 92.5%.

Proposal 2

NEP's unitholders ratified the appointment of Deloitte & Touche LLP as NEP's independent registered public accounting firm for 2021, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
164,551,139	99.93%	107,943	51,000	—

Proposal 3

NEP's unitholders approved, by non-binding advisory vote, NEP's compensation of its named executive officers as disclosed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
141,531,098	92.5%	11,499,777	1,124,962	10,554,245

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan
10.2*
Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of February 8, 2021 (filed as Exhibit 10.6(d) to Form 10-K for the year ended December 31, 2020, File No. 1-36518)

10.3*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2021 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2020, File No. 1-36518)

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

Date:  April 23, 2021

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)