Form 10-Q
period 2021-06-30
NEXTERA ENERGY PARTNERS, LP
filed 2021-07-26
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at June 30, 2021:  76,619,403

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2017 convertible notes	senior unsecured convertible notes issued in 2017
2020 convertible notes	senior unsecured convertible notes issued in 2020
2021 convertible notes	senior unsecured convertible notes issued in 2021
2020 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2020
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Meade	Meade Pipeline Co LLC
Meade purchaser	Meade Pipeline Investment, LLC
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables	NEP Renewables, LLC
NEP Renewables II	NEP Renewables II, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES
Renewable energy sales	$194	$203	$349	$360
Texas pipelines service revenues	59	50	150	105
Total operating revenues(a)	253	253	499	465
OPERATING EXPENSES
Operations and maintenance(b)	101	89	192	180
Depreciation and amortization	69	66	136	133
Taxes other than income taxes and other	13	9	24	14
Total operating expenses – net	183	164	352	327
OPERATING INCOME	70	89	147	138
OTHER INCOME (DEDUCTIONS)
Interest expense	(336)	16	169	(823)
Equity in earnings of equity method investees	42	29	84	46
Equity in earnings (losses) of non-economic ownership interests	—	5	14	(18)
Other – net	—	1	3	2
Total other income (deductions) – net	(294)	51	270	(793)
INCOME (LOSS) BEFORE INCOME TAXES	(224)	140	417	(655)
INCOME TAX EXPENSE (BENEFIT)	(22)	13	48	(62)
NET INCOME (LOSS)(c)	(202)	127	369	(593)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(2)	—	(4)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	128	(78)	(241)	421
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(74)	$47	$128	$(176)

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic	$(0.96)	$0.71	$1.68	$(2.68)
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$(0.96)	$0.69	$1.68	$(2.68)
____________________
(a)    Includes related party revenues of $5 million and $7 million for the three months ended June 30, 2021 and 2020, respectively, and $39 million and $11 million for the six months ended June 30, 2021 and 2020, respectively.
(b)    Includes O&M expenses related to renewable energy projects of $49 million and $48 million for the three months ended June 30, 2021 and 2020, respectively, and $92 million and $99 million for the six months ended June 30, 2021 and 2020, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $11 million for the three months ended June 30, 2021 and 2020, respectively, and $24 million and $22 million for the six months ended June 30, 2021 and 2020, respectively. Total O&M expenses presented include related party amounts of $53 million and $34 million for the three months ended June 30, 2021 and 2020, respectively, and $98 million and $66 million for the six months ended June 30, 2021 and 2020, respectively.
(c)    For the three and six month periods ending June 30, 2021 and 2020, NEP recognized approximately $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$113	$108
Accounts receivable	98	83
Other receivables	102	155
Due from related parties	1,116	28
Inventory	28	24
Other	12	16
Total current assets	1,469	414
Other assets:
Property, plant and equipment – net	7,027	7,163
Intangible assets – PPAs – net	1,515	1,572
Intangible assets – customer relationships – net	602	610
Goodwill	609	609
Investments in equity method investees	1,839	1,814
Deferred income taxes	221	249
Other	279	131
Total other assets	12,092	12,148
TOTAL ASSETS	$13,561	$12,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87	$143
Due to related parties	61	66
Current portion of long-term debt	13	12
Accrued interest	26	25
Derivatives	22	20
Accrued property taxes	18	22
Other	44	62
Total current liabilities	271	350
Other liabilities and deferred credits:
Long-term debt	3,961	3,376
Asset retirement obligation	142	144
Derivatives	541	782
Due to related parties	34	33
Other	157	170
Total other liabilities and deferred credits	4,835	4,505
TOTAL LIABILITIES	5,106	4,855
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (76.6 and 75.9 units issued and outstanding, respectively)	2,363	2,362
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	6,100	5,353
TOTAL EQUITY	8,455	7,707
TOTAL LIABILITIES AND EQUITY	$13,561	$12,562

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$369	$(593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136	133
Intangible amortization – PPAs	52	51
Change in value of derivative contracts	(239)	736
Deferred income taxes	47	(62)
Equity in earnings of equity method investees, net of distributions received	—	3
Equity in losses (earnings) of non-economic ownership interests	(14)	18
Other – net	9	10
Changes in operating assets and liabilities:
Current assets	(32)	(22)
Noncurrent assets	(10)	1
Current liabilities	(10)	(15)
Noncurrent liabilities	—	(1)
Net cash provided by operating activities	308	259
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(64)	(121)
Payments to related parties under CSCS agreement – net	(1,085)	(46)
Distributions from equity method investee	1	8
Other	24	10
Net cash used in investing activities	(1,124)	(149)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	50	2
Issuances of long-term debt	615	61
Retirements of long-term debt	(95)	(15)
Debt issuance costs	(3)	(1)
Capped call transaction	(31)	—
Partner contributions	—	6
Partner distributions	(243)	(201)
Preferred unit distributions	—	(4)
Proceeds on sale of differential membership interests	48	—
Proceeds from differential membership investors	41	47
Payments to differential membership investors	(18)	(15)
Proceeds on sale of Class B noncontrolling interests – net	493	—
Payments to Class B noncontrolling interest investors	(35)	(21)
Change in amounts due to related parties	(1)	(1)
Other	(1)	—
Net cash provided by (used in) financing activities	820	(142)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4	(32)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	112	132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$116	$100
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Change in noncash investments in equity method investees – net	$(124)	$—
Accrued property and other additions	$10	$30

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended June 30, 2021	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, March 31, 2021	75.9	$2,460	$(8)	$5,669	$8,121
Issuance of common units – net(a)	0.7	56	—	—	56
Net loss	—	(74)	—	(128)	(202)
Other comprehensive income	—	—	—	1	1
Related party note receivable	—	—	—	1	1
Related party distributions	—	—	—	(77)	(77)
Changes in non-economic ownership interests	—	—	—	127	127
Other differential membership investment activity	—	—	—	(12)	(12)
Payments to Class B noncontrolling interest investors	—	—	—	(21)	(21)
Distributions to unitholders(b)	—	(49)	—	—	(49)
Sale of Class B noncontrolling interest – net	—	(1)	—	493	492
Sale of differential membership interest	—	—	—	48	48
Capped call transaction	—	(31)	—	—	(31)
Other	—	2	—	(1)	1
Balances, June 30, 2021	76.6	$2,363	$(8)	$6,100	$8,455
_________________________
(a)    See Note 8 - ATM Program for further discussion. Includes deferred tax impact of approximately $6 million.
(b)    Distributions per common unit of $0.6375 were paid during the three months ended June 30, 2021.

	Common Units
Six Months Ended June 30, 2021	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2020	75.9	$2,362	$(8)	$5,353	$7,707
Issuance of common units – net(a)	0.7	56	—	—	56
Net income	—	128	—	241	369
Other comprehensive income	—	—	—	1	1
Related party note receivable	—	—	—	1	1
Related party distributions	—	—	—	(149)	(149)
Changes in non-economic ownership interests	—	—	—	124	124
Other differential membership investment activity	—	—	—	23	23
Payments to Class B noncontrolling interest investors	—	—	—	(35)	(35)
Distributions to unitholders(b)	—	(95)	—	—	(95)
Sale of Class B noncontrolling interest – net	—	—	—	493	493
Sale of differential membership interest	—	—	—	48	48
Adoption of accounting standards update(c)	—	(57)	—	1	(56)
Capped call transaction	—	(31)	—	—	(31)
Other	—	—	—	(1)	(1)
Balances, June 30, 2021	76.6	$2,363	$(8)	$6,100	$8,455
_________________________
(a)    See Note 8 - ATM Program for further discussion. Includes deferred tax impact of approximately $6 million.
(b)    Distributions per common unit of $1.2525 were paid during the six months ended June 30, 2021.
(c)    See Note 7 for further discussion. Includes deferred tax impact of approximately $7 million.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units		Accumulated Other
Three Months Ended June 30, 2020	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, March 31, 2020	4.7	$183	65.5	$1,750	$(8)	$4,354	$6,279
Net income	—	2	—	47	—	78	127
Other comprehensive income	—	—	—	—	—	1	1
Related party note receivable	—	—	—	—	—	1	1
Related party contributions	—	—	—	—	—	2	2
Related party distributions	—	—	—	—	—	(69)	(69)
Other differential membership investment activity	—	—	—	—	—	(8)	(8)
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(11)	(11)
Distributions to unitholders(a)	—	(2)	—	(36)	—	—	(38)
Other	—	—	—	(2)	—	1	(1)
Balances, June 30, 2020	4.7	$183	65.5	$1,759	$(8)	$4,349	$6,283
_____________________________
(a)    Distributions per common unit of $0.5550 were paid during the three months ended June 30, 2020.

	Preferred Units		Common Units		Accumulated Other
Six Months Ended June 30, 2020	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2019	4.7	$183	65.5	$2,008	$(8)	$4,883	$7,066
Net income (loss)	—	4	—	(176)	—	(421)	(593)
Other comprehensive income	—	—	—	—	—	1	1
Related party note receivable	—	—	—	—	—	1	1
Related party contributions	—	—	—	—	—	5	5
Related party distributions	—	—	—	—	—	(131)	(131)
Other differential membership investment activity	—	—	—	—	—	32	32
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(21)	(21)
Distributions to unitholders(a)	—	(4)	—	(71)	—	—	(75)
Other	—	—	—	(2)	—	—	(2)
Balances, June 30, 2020	4.7	$183	65.5	$1,759	$(8)	$4,349	$6,283
_____________________________
(a)    Distributions per common unit of $1.0900 were paid during the six months ended June 30, 2020.

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

1. Acquisitions
In December 2020, a subsidiary of NEP completed the acquisition from NEER (2020 acquisition) of 100% of the membership interests in Wilmot Energy Center, LLC (Wilmot) and 100% of the Class C membership interests in Pine Brooke Class A Holdings, LLC (Pine Brooke Holdings). Wilmot is an approximately 100 MW solar generation facility and 30 MW battery storage facility located in Arizona which entered service in the second quarter of 2021. The Class C membership interests in Pine Brooke Holdings represent an indirect 40% noncontrolling ownership interest in each of:

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

NEP expects to complete this acquisition in the third quarter of 2021, subject to customary closing conditions and the receipt of certain regulatory approvals, for a base purchase price of approximately $733 million, subject to closing adjustments.

In July 2021, an indirect subsidiary of NEP entered into an agreement with an indirect subsidiary of NEER to acquire ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW. NEP expects to complete the acquisition by the end of 2021, subject to customary closing conditions and the receipt of certain regulatory approvals, for approximately $563 million, subject to closing adjustments. NEP's share of the entities' debt and noncontrolling interests related to differential membership investors is estimated to be approximately $270 million at the time of closing. See Part II – Item 5 for further discussion.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended June 30, 2021 is $191 million and $59 million, for the six months ended June 30, 2021 is $340 million and $119 million, for the three months ended June 30, 2020 is $198 million and $50 million, and for the six months ended June 30, 2020 is $349 million and $104 million of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2021 to 2035. At June 30, 2021, NEP expects to record approximately $1.9 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2026 to 2046, will vary based on the volume of energy delivered. At June 30, 2021, NEP expects to record approximately $196 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). At June 30, 2021 and December 31, 2020, the net notional amounts of the interest rate contracts were approximately $7,099 million and $7,088 million, respectively.

At June 30, 2021, NEP's AOCI does not include any amounts related to cash flow hedges. Cash flows from the interest rate contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2021 and December 31, 2020, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	June 30, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$34	$—	$(34)	$—
Liabilities:
Interest rate contracts	$—	$597	$—	$(34)	$563

Net fair value by balance sheet line item:
Current derivative liabilities					$22
Noncurrent derivative liabilities					541
Total derivative liabilities					$563

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$47	$—	$(47)	$—
Liabilities:
Interest rate contracts	$—	$849	$—	$(47)	$802

Net fair value by balance sheet line item:
Current derivative liabilities					$20
Noncurrent derivative liabilities					782
Total derivative liabilities					$802
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
	(millions)
Interest rate contracts:
Gains (losses) recognized in interest expense	$(306)	$56	(a)	$229	$(739)
————————————
(a)The valuation of certain interest rate swap transactions entered into during the fourth quarter of 2019 was corrected during the three months ended June 30, 2020, which resulted in a one-time gain of approximately $19 million.

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2021 and December 31, 2020, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $560 million and $769 million, respectively.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements - NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$2	$—	$2	$2	$—	$2
Total assets	$2	$—	$2	$2	$—	$2

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,974	$4,137	$3,388	$3,529
____________________
(a)    At June 30, 2021 and December 31, 2020, approximately $4,113 million and $3,503 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At June 30, 2021, approximately $1,136 million of the fair value relates to the 2020 convertible notes and the 2021 convertible notes and is estimated using Level 2.

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

The effective tax rates for the three and six months ended June 30, 2021 were approximately 10% and 12%, respectively, and for the three and six months ended June 30, 2020 were approximately 9% and 9%, respectively. The effective tax rates were below the U.S. statutory rate of 21% primarily due to tax expense (benefit) attributable to noncontrolling interests of approximately $27 million and $(50) million for the three and six months ended June 30, 2021, respectively, and $(16) million and $89 million for the three and six months ended June 30, 2020, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2021, NEP owned an approximately 43.0% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.0% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

At June 30, 2021, NEP OpCo consolidated 13 VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate 23 wind generation facilities as well as one solar facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and noncurrent due to related parties, of the VIEs, totaled approximately $5,214 million and $134 million, respectively, at June 30, 2021 and $5,299 million and $224 million, respectively, at December 31, 2020.

At June 30, 2021, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain subsidiaries (see Note 10 - Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 3,704 MW as well as ownership interests in eight natural gas pipeline assets. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net and intangible assets - PPAs, and the liabilities, primarily long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $9,271 million and $1,331 million, respectively, at June 30, 2021 and $9,410 million and $1,502 million, respectively, at December 31, 2020. Certain of these VIEs include four other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade and Pine Brooke Holdings (see Note 1). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $2,644 million and $2,694 million of assets and $66 million and

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
$153 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at June 30, 2021 and December 31, 2020, respectively.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2021 and December 31, 2020, NEP's equity method investment related to the non-economic ownership interests of approximately $126 million and $10 million, respectively, is reflected as noncurrent other assets and, at December 31, 2020, $21 million is reflected as noncurrent other liabilities on the condensed consolidated balance sheets. During the three months ended June 30, 2021, a subsidiary of NEER contributed certain assets to one of the three NEER solar projects discussed above which resulted in an increase in noncurrent other assets and a corresponding increase in noncontrolling interests on NEP's condensed consolidated balance sheets at June 30, 2021. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2021 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2021	NEP OpCo senior secured revolving credit facility	Variable(a)	$90	(b)	2026
January 2021 - June 2021	Senior secured limited-recourse debt	Variable(a)	$25	(c)	2026
June 2021	Senior unsecured convertible notes	0%	$500	(d)	2024
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)During the six months ended June 30, 2021, all of the outstanding borrowings under the NEP OpCo credit facility were repaid. At June 30, 2021, approximately $116 million of letters of credit were issued under the NEP OpCo credit facility.
(c)At June 30, 2021, approximately $861 million of borrowings were outstanding under the existing credit agreement of the Meade purchaser and Pipeline Investment Holdings, LLC (Meade credit agreement).
(d)See additional discussion of the 2021 convertible notes below.

In February 2021, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility. The amendments to the revolving credit facility include, among other things, an extension of the maturity from February 2025 to February 2026 for essentially all of the NEP OpCo credit facility.

In June 2021, NEP issued $500 million principal amount of senior unsecured convertible notes (2021 convertible notes). The 2021 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2021 convertible notes in accordance with the related indenture. Upon conversion of the 2021 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At June 30, 2021, the initial conversion rate, which is subject to certain adjustments, was 11.0492 NEP common units per $1,000 of the 2021 convertible notes, which is equivalent to an initial conversion price of approximately $90.5043 per NEP common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2021 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2021 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2021 convertible notes are not redeemable at NEP’s option prior to maturity. In connection with the issuance of the 2021 convertible notes, NEP entered into a registration rights agreement pursuant to which, among other things, NEP has agreed to file a shelf registration statement with the SEC and use its commercially reasonable efforts to cause such registration statement to become effective on or prior to June 17, 2022, covering resales of NEP common units, if any, issuable upon a conversion of the 2021 convertible notes.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NEP entered into capped call transactions (2021 capped call) in connection with the issuance of the 2021 convertible notes. Under the 2021 capped call, NEP purchased capped call options with an initial strike price of $90.5043 and an initial cap price of $113.1300. The 2021 capped call was purchased for approximately $31 million, which was recorded as a reduction to common units equity on NEP's condensed consolidated balance sheets. If, upon conversion of the 2021 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units up to the cap price (if NEP elects to settle in NEP common units).

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2021, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

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

8. Equity

Distributions - On July 22, 2021, the board of directors of NEP authorized a distribution of $0.6625 per common unit payable on August 13, 2021 to its common unitholders of record on August 5, 2021.

Earnings (Loss) Per Unit - Diluted earnings (loss) per unit is based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes and preferred units. The dilutive effect of the 2021 convertible notes, the 2020 convertible notes, and for the prior year periods, the 2017 convertible notes and the preferred units, is computed using the if-converted method.

The reconciliation of NEP's basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions, except per unit amounts)
Numerator:
Net income (loss) attributable to NEP – basic	$(74)	$47	$128	$(176)
Adjustments for 2017 convertible notes and preferred units(a)	—	5	—	—
Net income (loss) attributable to NEP used to compute diluted earnings (loss) per unit	$(74)	$52	$128	$(176)
Denominator:
Weighted-average number of common units outstanding – basic	76.3	65.5	76.1	65.5
Effect of dilutive convertible notes and preferred units(a)	—	10.3	—	—
Weighted-average number of common units outstanding and assumed conversions	76.3	75.8	76.1	65.5
Earnings (loss) per unit attributable to NEP:
Basic	$(0.96)	$0.71	$1.68	$(2.68)
Assuming dilution	$(0.96)	$0.69	$1.68	$(2.68)
————————————
(a)Due to the net losses incurred during the six months ended June 30, 2020, the weighted-average number of common units issuable pursuant to the 2017 convertible notes and preferred units totaling approximately 10.3 million were not included in the calculation of diluted loss per unit due to their antidilutive effect.

ATM Program - During the three and six months ended June 30, 2021, NEP issued approximately 0.7 million common units under its at-the-market equity issuance program (ATM program), which expired in July 2021, for gross proceeds of approximately $50 million. During the three and six months ended June 30, 2020, NEP did not issue any common units under the ATM program. Fees related to the ATM program totaled less than $1 million during the three and six months ended June 30, 2021.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Class B Noncontrolling Interests - In May 2021, NEP and two of its indirect subsidiaries, Genesis Solar Holdings, LLC (Genesis Holdings) and Genesis Solar Funding, LLC (Genesis Funding), entered into an amendment of the existing membership interest purchase agreement (as amended, membership purchase agreement) with certain investors. The amendments to the membership purchase agreement included, among other things, an increase in the aggregate Class B purchase price to be paid by the investors from approximately $1,095 million to $1,243 million, with the incremental amount entitled to earn the same pre-tax annual return as the existing amounts. In June 2021, the remaining Class B membership interests were sold to the investors in connection with their additional funding of approximately $493 million of the Class B purchase price (final funding).

In connection with the amendments to the membership purchase agreement, an amendment to the third amended and restated limited liability company agreement of Genesis Holdings (as amended, the LLC agreement) was also entered into in May 2021 between Genesis Holdings and the investors, amending certain provisions of the LLC agreement. Under the LLC agreement, NEP, through its indirect ownership of Genesis Funding, generally receives 75% of Genesis Holdings’ cash distributions for the first ten years after the initial funding in December 2020 (initial funding), and the investors receive 25%, subject to certain adjustments, except that, until the final funding, NEP received approximately 83% of Genesis Holdings’ cash distributions and the investors received 17%. From the fifth to the tenth anniversary of the initial funding, NEP has the option (the buyout right), subject to certain limitations, to periodically purchase the Class B membership interests in Genesis Holdings at a buyout price that implies a fixed pre-tax annual return of approximately 6.76% to the investors (inclusive of all prior distributions). If exercised, NEP has the right to pay a maximum of 100% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units or cash (or any combination thereof), subject to conditions and limitations set forth in the LLC agreement. Under the LLC agreement, for all distribution dates after the tenth anniversary of the initial funding, or if certain minimum purchases under the buyout right have not occurred by any distribution date following June 18, 2026, then, in any such case, the investors' allocation of Genesis Holdings’ cash distributions payable with respect to Class B membership interests that the investors still own will increase to 99%, subject to certain adjustments.

Accumulated Other Comprehensive Income (Loss) - During the three and six months ended June 30, 2021 and 2020, NEP recognized approximately $1 million of other comprehensive income related to equity method investees. At June 30, 2021 and 2020, NEP's accumulated other comprehensive loss totaled approximately $19 million and $21 million, respectively, of which $11 million and $13 million, respectively, was attributable to noncontrolling interest and $8 million and $8 million, respectively, was attributable to NEP.

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and six months ended June 30, 2021 include approximately $34 million and $66 million, respectively, and for the three and six months ended June 30, 2020 include $27 million and $53 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2021 include approximately $1 million and $3 million, respectively, and for the three and six months ended June 30, 2020 include $1 million and $3 million, respectively, related to the CSCS agreement.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At June 30, 2021 and December 31, 2020, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $1,095 million and $10 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At June 30, 2021, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $564 million related to these obligations.

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

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $2 million and $35 million during the three and six months ended June 30, 2021, respectively, and $6 million and $10 million during the three and six months ended June 30, 2020, respectively. The increase in the recognized revenues for the six months ended June 30, 2021 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021 (February weather event). At June 30, 2021, current due from related parties on the condensed consolidated balance sheets includes approximately $13 million related to the benefits of the gas commodity agreements.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - At June 30, 2021 and December 31, 2020, NEP had approximately $3 million and $4 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at June 30, 2021 and December 31, 2020 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment - Property, plant and equipment consists of the following:

	June 30, 2021	December 31, 2020
	(millions)
Property, plant and equipment, gross	$8,594	$8,606
Accumulated depreciation	(1,567)	(1,443)
Property, plant and equipment - net	$7,027	$7,163

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Noncontrolling Interests - At June 30, 2021, the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables, NEP Renewables II, NEP Pipelines, STX Midstream and Genesis Holdings owned by third parties), the differential membership interests, NEE's approximately 57.0% noncontrolling limited partner interest in NEP OpCo and NEER's approximately 50% noncontrolling ownership interest in Silver State, as well as a third party's 10% interest in one of the Texas pipelines and the non-economic ownership interests are reflected as noncontrolling interests on the condensed consolidated balance sheets. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Three months ended June 30, 2021
Balances, March 31, 2021	$3,605	$1,715	$279	$70	$5,669
Sale of Class B noncontrolling interest - net	493	—	—	—	493
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	71	(76)	(125)	2	(128)
Other comprehensive income	—	—	1	—	1
Related party distributions	—	—	(75)	(2)	(77)
Changes in non-economic ownership interests	—	—	—	127	127
Differential membership investment contributions, net of distributions	—	(12)	—	—	(12)
Payments to Class B noncontrolling interest investors	(21)	—	—	—	(21)
Sale of differential membership interest	—	48	—	—	48
Other	(1)	—	—	—	(1)
Balances, June 30, 2021	$4,147	$1,675	$81	$197	$6,100

Six months ended June 30, 2021
Balances, December 31, 2020	$3,550	$1,759	$(14)	$58	$5,353
Sale of Class B noncontrolling interest - net	493	—	—	—	493
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	138	(153)	238	18	241
Other comprehensive income	—	—	1	—	1
Related party distributions	—	—	(146)	(3)	(149)
Changes in non-economic ownership interests	—	—	—	124	124
Differential membership investment contributions, net of distributions	—	23	—	—	23
Payments to Class B noncontrolling interest investors	(35)	—	—	—	(35)
Sale of differential membership interest	—	48	—	—	48
Other	1	(2)	1	—	—
Balances, June 30, 2021	$4,147	$1,675	$81	$197	$6,100

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Three months ended June 30, 2020
Balances, March 31, 2020	$2,670	$1,767	$(130)	$47	$4,354
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	53	(78)	97	6	78
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	2	2
Related party distributions	—	—	(67)	(2)	(69)
Differential membership investment contributions, net of distributions	—	(8)	—	—	(8)
Payments to Class B noncontrolling interest investors	(11)	—	—	—	(11)
Other	—	—	1	—	1
Balances, June 30, 2020	$2,712	$1,681	$(97)	$53	$4,349

Six months ended June 30, 2020
Balances, December 31, 2019	$2,628	$1,798	$389	$68	$4,883
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	105	(149)	(361)	(16)	(421)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	5	5
Related party distributions	—	—	(127)	(4)	(131)
Differential membership investment contributions, net of distributions	—	32	—	—	32
Payments to Class B noncontrolling interest investors	(21)	—	—	—	(21)
Balances, June 30, 2020	$2,712	$1,681	$(97)	$53	$4,349

Leases - During the three months ended June 30, 2021, a power sales agreement, accounted for as a sales-type lease, commenced related to the Wilmot battery storage facility that sells its electric output to a third party under the power sales agreement which provides the customer with the ability to dispatch the facility. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. Interest income associated with the sales-type lease is included in operating revenues in NEP’s condensed consolidated statements of income (loss). At June 30, 2021, the net investment in the sales-type lease was approximately $17 million and is included in current and noncurrent other assets on NEP’s condensed consolidated balance sheets. At June 30, 2021, the power sales agreement has an expiration date of 2041 and NEP expects to receive approximately $29 million of lease payments over the remaining term of the power sales agreement with no one year being material.

Convertible Investment Tax Credits - At December 31, 2020, other receivables on NEP's condensed consolidated balance sheets included a convertible investment tax credit (CITC) receivable of approximately $124 million associated with one of NEP's solar projects. Additionally, at December 31, 2020, corresponding liabilities of approximately $100 million and $12 million related to the CITC payments required to be paid to the third party who constructed the project were reflected as accounts payable and accrued expenses and current other liabilities, respectively, and $12 million of CITC payments to be paid to NEER were reflected as current due to related parties on NEP's condensed consolidated balance sheets. During the three months ended June 30, 2021, a settlement agreement related to the CITC receivable was reached and the CITC receivable was collected in July 2021.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
11. Commitments and Contingencies

Development, Engineering and Construction Commitments - At June 30, 2021, an indirect subsidiary of NEP had a funding commitment related to a pipeline expansion project. As of June 30, 2021, the NEP subsidiary had invested approximately $53 million related to the expansion project which is reflected as investments in equity method investees on the condensed consolidated balance sheets. As of June 30, 2021, the NEP subsidiary has a remaining commitment of approximately $37 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At June 30, 2021, NEP owned an approximately 43.0% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.0% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

In December 2020, an indirect subsidiary of NEP completed the acquisition from NEER of 100% of the membership interests in Wilmot and 100% of the Class C membership interests in Pine Brooke Holdings. In April 2021, an indirect subsidiary of NEP entered into purchase and sale agreements to acquire indirect ownership interests in four wind generation facilities with a combined generating capacity of 391 MW. In July 2021, an indirect subsidiary of NEP entered into an agreement with an indirect subsidiary of NEER to acquire ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW. See Note 1.

NEP is closely monitoring the global outbreak of COVID-19 and is taking steps intended to mitigate the potential risks to NEP posed by COVID-19. See Note 11 - Coronavirus Pandemic.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$194	$203	$349	$360
Texas pipelines service revenues	59	50	150	105
Total operating revenues	253	253	499	465
OPERATING EXPENSES
Operations and maintenance	101	89	192	180
Depreciation and amortization	69	66	136	133
Taxes other than income taxes and other	13	9	24	14
Total operating expenses – net	183	164	352	327
OPERATING INCOME	70	89	147	138
OTHER INCOME (DEDUCTIONS)
Interest expense	(336)	16	169	(823)
Equity in earnings of equity method investees	42	29	84	46
Equity in earnings (losses) of non-economic ownership interests	—	5	14	(18)
Other – net	—	1	3	2
Total other income (deductions) – net	(294)	51	270	(793)
INCOME (LOSS) BEFORE INCOME TAXES	(224)	140	417	(655)
INCOME TAX EXPENSE (BENEFIT)	(22)	13	48	(62)
NET INCOME (LOSS)	(202)	127	369	(593)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(2)	—	(4)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	128	(78)	(241)	421
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(74)	$47	$128	$(176)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Operating Revenues

Texas pipelines service revenues increased by approximately $9 million during the three months ended June 30, 2021 primarily related to higher revenues associated with a pipeline expansion project that went into service in the third quarter of 2020. This increase was offset by a decrease in renewable energy sales of approximately $9 million during the three months ended June 30, 2021 primarily reflecting lower wind and solar resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $12 million during the three months ended June 30, 2021 primarily reflecting an increase of $6 million in higher IDR fees related to growth in NEP's distributions to its common unitholders and higher other corporate expenses.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $352 million during the three months ended June 30, 2021 primarily reflecting unfavorable mark-to-market activity ($306 million of losses recorded in 2021 compared to $56 million of gains in 2020), partly offset by decreased interest expense due to lower debt balances as compared to the prior year period.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $13 million during the three months ended June 30, 2021 primarily due to $7 million of earnings related to the ownership interests in Pine Brooke Holdings acquired in December 2020 (see Note 1) as well as an increase of $6 million in earnings related to the ownership interest in Desert Sunlight.

Income Taxes

For the three months ended June 30, 2021, NEP recorded income tax benefit of approximately $22 million on loss before income taxes of $224 million, resulting in an effective tax rate of 10%. The tax benefit is comprised primarily of income tax benefit of approximately $47 million at the statutory rate of 21%, partly offset by $27 million of income tax expense attributable to noncontrolling interests.

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

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended June 30, 2021 and 2020, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a third party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors, the income allocated to the Class B noncontrolling interests and NEER's approximately 50% noncontrolling interest in Silver State. The net loss attributable to noncontrolling interests in 2021 compared to net income attributable to noncontrolling interests in 2020 primarily reflects the net loss allocation to NEE Equity's noncontrolling interest compared to the allocation of income in the prior year. See Note 10 - Noncontrolling Interests.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Operating Revenues

Operating revenues increased $34 million for the six months ended June 30, 2021. Texas pipelines service revenues increased approximately $45 million during the six months ended June 30, 2021 primarily reflecting increases of $30 million related to higher revenues under transportation and fuel management agreements during the February weather event (see Note 9 - Transportation and Fuel Management Agreements) and $11 million related to higher revenues associated with a pipeline expansion project that went into service in the third quarter of 2020. Renewable energy sales decreased by approximately $11 million during the six months ended June 30, 2021 primarily reflecting lower wind and solar resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $12 million during the six months ended June 30, 2021 primarily reflecting an increase of $11 million in higher IDR fees related to growth in NEP's distributions to its common unitholders.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of approximately $992 million during the six months ended June 30, 2021 primarily reflects $968 million of favorable mark-to-market activity ($229 million of gains recorded in 2021 compared to $739 million of losses in 2020) and decreased interest expense due to lower debt balances as compared to the prior year period.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $38 million during the six months ended June 30, 2021 primarily due to $25 million of earnings related to the ownership interests in Pine Brooke Holdings acquired in December 2020 as well as an increase of $13 million in earnings primarily related to the ownership interest in Desert Sunlight.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
NEP recognized approximately $14 million of equity in earnings of non-economic ownership interests during the six months ended June 30, 2021 compared to $18 million of losses in the prior year period. The change primarily reflects favorable mark-to-market activity in 2021 compared to unfavorable mark-to-market activity in 2020.

Income Taxes

For the six months ended June 30, 2021, NEP recorded an income tax expense of approximately $48 million on income before income taxes of $417 million, resulting in an effective tax rate of 12%. The tax expense is comprised primarily of income tax expense of approximately $88 million at the statutory rate of 21% and $12 million of state taxes, partly offset by $50 million of income tax benefit attributable to noncontrolling interests.

For the six months ended June 30, 2020, NEP recorded income tax benefit of approximately $62 million on loss before income taxes of $655 million, resulting in an effective tax rate of 9%. The tax benefit is comprised primarily of income tax benefit of approximately $138 million at the statutory rate of 21% and $10 million of state tax benefit, partly offset by $89 million of income tax attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the six months ended June 30, 2021 and 2020, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a third party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors, the income allocated to the Class B noncontrolling interests and NEER's approximately 50% noncontrolling interest in Silver State. The net income attributable to noncontrolling interests in 2021 compared to net loss attributable to noncontrolling interests in 2020 primarily reflects the net income allocation to NEE Equity's noncontrolling interest compared to the allocation of losses in the prior year. See Note 10 - Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments (see Note 7) and distributions to common unitholders and holders of noncontrolling interests (see Note 8 and Note 10 - Noncontrolling Interests). NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments (see Note 1 and Note 11 - Development, Engineering and Construction Commitments). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations.

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

Liquidity Position

At June 30, 2021, NEP's liquidity position was approximately $2,342 million. The table below provides the components of NEP’s liquidity position:

	June 30, 2021	Maturity Date
	(millions)
Cash and cash equivalents	$113
Amounts due under the CSCS agreement	1,095
Revolving credit facilities(a)	1,250	2026
Less borrowings	—
Less issued letters of credit	(116)
Total	$2,342
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

Financing Arrangements

In February 2021, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility to extend the maturity date to February 2026. During the six months ended June 30, 2021, $90 million was drawn under the NEP OpCo revolving credit facility, which was repaid in June 2021. In addition, approximately $25 million was borrowed under the Meade credit agreement for the Meade expansion and $5 million was repaid. See Note 7.

During the six months ended June 30, 2021, NEP issued $500 million in aggregate principal amount of 0% convertible senior notes due in 2024 (see Note 7).

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At June 30, 2021, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

During the six months ended June 30, 2021, a subsidiary of NEP issued and sold noncontrolling Class B interests in Genesis Holdings under the membership interest purchase agreement entered into in 2020 and amended in May 2021. NEP has buyout rights, subject to certain limitations and/or extensions, under which NEP has the right to pay a portion of the buyout price in NEP non-voting common units, as specified in the related agreement. The Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which could increase if certain minimum buyout rights are not exercised or are not exercised during a certain period. See Note 8 - Class B Noncontrolling Interests.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2021 and 2020, NEP had capital expenditures of approximately $64 million and $121 million, respectively, primarily reflecting costs associated with the repowering of certain wind facilities and expansion projects at certain pipelines. In the third and fourth quarters of 2020, an expansion investment at one of the Texas pipelines and the repowered wind generation facilities were placed in service. NEP expects to make additional investments associated with its ownership interests in Meade related to an expansion scheduled for commercial operation by mid-2022. See Note 11 - Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the six months ended June 30, 2021, NEP distributed approximately $95 million to its common unitholders. On July 22, 2021, the board of directors of NEP authorized a distribution of $0.6625 per common unit payable on August 13, 2021 to its common unitholders of record on August 5, 2021.

Cash Flows

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table reflects the changes in cash flows for the comparative periods:

	2021	2020	Change
	(millions)
Six Months Ended June 30,
Net cash provided by operating activities	$308	$259	$49
Net cash used in investing activities	$(1,124)	$(149)	$(975)
Net cash provided by (used in) financing activities	$820	$(142)	$962

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by higher distributions from equity method investees, lower interest payments and higher operating income.

Net Cash Used in Investing Activities

	2021	2020
	(millions)
Six Months Ended June 30,
Capital expenditures and other investments	$(64)	$(121)
Payments to related parties under CSCS agreement – net	(1,085)	(46)
Distributions from equity method investee	1	8
Other	24	10
Net cash used in investing activities	$(1,124)	$(149)

The increase in net cash used in investing activities was primarily driven by higher cash sweeps under the CSCS agreement in 2021, partly offset by lower capital expenditures in 2021 primarily related to the completion of one of the pipeline expansion projects and the repowering of certain wind facilities in the third and fourth quarters of 2020 (see Capital Expenditures).

Net Cash Provided by (Used in) Financing Activities

	2021	2020
	(millions)
Six Months Ended June 30,
Proceeds from issuance of common units – net	$50	$2
Issuances (retirements) of long-term debt - net	520	46
Partner contributions	—	6
Partner distributions	(243)	(201)
Change in amounts due to related parties	(1)	(1)
Proceeds related to differential membership interests - net	23	32
Proceeds (payments) related to Class B noncontrolling interests - net	458	(21)
Other	13	(5)
Net cash provided by (used in) financing activities	$820	$(142)

The change in net cash provided by (used in) financing activities primarily reflects higher net issuances of long-term debt in 2021 (see Note 7) compared to 2020, proceeds related to the sale of Class B noncontrolling interests in 2021 (see Note 8 - Class B Noncontrolling Interests) and proceeds from the sale of NEP common units under the ATM, partly offset by higher partner distributions.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2021, substantially all of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At June 30, 2021, the estimated fair value of NEP's long-term debt was approximately $4.1 billion and the carrying value of the long-term debt was $4.0 billion. See Note 4 - Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $33 million at June 30, 2021.

At June 30, 2021, NEP had interest rate contracts with a net notional amount of approximately $7.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at June 30, 2021 would increase by approximately $116 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2021.

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

Item 5. Other Information

(a)On July 22, 2021, NextEra Energy Partners Acquisitions, LLC (NEP Acquisitions), an indirect subsidiary of NEP, entered into a purchase and sale agreement with NEP US SellCo, LLC (the seller) and ESI Energy, LLC, both of which are subsidiaries of NEER. Pursuant to the terms of the purchase and sale agreement, NEP Acquisitions agreed to acquire from the seller:

•100% of the membership interests in HW CA Holdings, LLC, that indirectly owns an approximately 162 MW wind generation facility (High Winds) located in California;
•100% of the membership interests in Dogwood Wind Holdings, LLC, that indirectly owns two wind generation facilities (Oliver III Wind and Osborn Wind) with a combined total generating capacity of approximately 300 MW located in North Dakota and Missouri;
•100% of the membership interests in Southwest Solar Holdings, LLC, that indirectly owns an approximately 5 MW solar generation facility (Hatch Solar) located in New Mexico;
•33.3% of the membership interests in Shaw Creek Solar Holdings, LLC, that indirectly owns an approximately 75 MW solar generation facility (Shaw Creek) located in South Carolina;
•33.3% of the membership interests in Nutmeg Solar Holdings, LLC, that indirectly owns an approximately 20 MW solar generation facility (Nutmeg Solar) located in Connecticut; and
•100% of the Class C membership interests (which represents 33.3% of the total ownership interest in the underlying projects) in Solar Holdings Portfolio 12, LLC, that has indirect ownership interests in:
◦two solar generation facilities (Westside Solar and Whitney Point Solar) with a combined total generating capacity of approximately 40 MW located in California;
◦the DG Portfolio 2019 portfolio, that indirectly owns multiple distributed solar generation facilities with a combined total generating capacity of approximately 217 MW located in various states across the U.S.; and
◦the DG Waipio portfolio, that indirectly owns multiple distributed solar generation facilities with a combined total generating capacity of approximately 13 MW located in Hawaii.

The acquisition of the foregoing membership interests is expected to close prior to December 31, 2021 for a total purchase price of approximately $563 million, subject to closing adjustments. NEP's share of the entities' debt and noncontrolling interests related to differential membership investors is estimated to be approximately $270 million at the time of closing. The transaction is subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals.

The purchase and sale agreement contains customary representations, warranties and covenants by the parties. The parties are obligated, subject to certain limitations, to indemnify each other for certain customary and other specified matters, including breaches of representations and warranties, nonfulfillment or breaches of covenants and for certain liabilities and third-party claims.

The terms of the purchase and sale agreement were unanimously approved by NEP’s conflicts committee, which is comprised of the independent members of the board of directors of NEP. The conflicts committee retained independent legal and financial advisors to assist in evaluating and negotiating the acquisitions. In approving the acquisitions, the conflicts committee based its decisions, in part, on an opinion from its independent financial advisor.

The foregoing description of the purchase and sale agreement is qualified in its entirety by reference to the agreements filed as Exhibits 2.2 and 2.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Amendment to Membership Interest Purchase Agreement, dated as of May 16, 2021, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC and the Class B purchasers thereto (filed as Exhibit 2.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

2.2*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.3
Amendment to Amended and Restated Purchase and Sale Agreement (2021-A Projects Annex), dated as of July 22, 2021, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC

4.1*
Indenture, dated as of June 17, 2021, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated June 14, 2021, File No. 1-36518)

10.1*
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of May 16, 2021 (filed as Exhibit 10.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

10.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated July 20, 2021
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document - XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  July 26, 2021

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)