Form 10-Q
period 2021-09-30
NEXTERA ENERGY PARTNERS, LP
filed 2021-10-25
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at September 30, 2021:  76,619,403

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2017 convertible notes	senior unsecured convertible notes issued in 2017
2020 convertible notes	senior unsecured convertible notes issued in 2020
2021 convertible notes	senior unsecured convertible notes issued in 2021
2020 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2020
AOCI	accumulated other comprehensive income (loss)
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Meade	Meade Pipeline Co LLC
Meade purchaser	Meade Pipeline Investment, LLC
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables	NEP Renewables, LLC
NEP Renewables II	NEP Renewables II, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES
Renewable energy sales	$193	$187	$543	$546
Texas pipelines service revenues	59	53	208	159
Total operating revenues(a)	252	240	751	705
OPERATING EXPENSES
Operations and maintenance(b)	110	93	302	273
Depreciation and amortization	71	68	207	200
Taxes other than income taxes and other	7	11	30	25
Total operating expenses – net	188	172	539	498
OPERATING INCOME	64	68	212	207
OTHER INCOME (DEDUCTIONS)
Interest expense	(24)	93	145	(730)
Equity in earnings of equity method investees	47	44	131	91
Equity in earnings (losses) of non-economic ownership interests	12	11	26	(7)
Other – net	1	4	3	4
Total other income (deductions) – net	36	152	305	(642)
INCOME (LOSS) BEFORE INCOME TAXES	100	220	517	(435)
INCOME TAX EXPENSE (BENEFIT)	6	25	54	(37)
NET INCOME (LOSS)(c)	94	195	463	(398)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(1)	—	(5)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(76)	(138)	(317)	284
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$18	$56	$146	$(119)

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic	$0.24	$0.83	$1.92	$(1.80)
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$0.24	$0.76	$1.92	$(1.80)
____________________
(a)    Includes related party revenues of $5 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $44 million and $13 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)    Includes O&M expenses related to renewable energy projects of $52 million and $51 million for the three months ended September 30, 2021 and 2020, respectively, and $144 million and $150 million for the nine months ended September 30, 2021 and 2020, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $10 million for the three months ended September 30, 2021 and 2020, respectively, and $35 million and $32 million for the nine months ended September 30, 2021 and 2020, respectively. Total O&M expenses presented include related party amounts of $52 million and $40 million for the three months ended September 30, 2021 and 2020, respectively, and $151 million and $107 million for the nine months ended September 30, 2021 and 2020, respectively.
(c)    For the nine month periods ended September 30, 2021 and 2020, NEP recognized approximately $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$133	$108
Accounts receivable	108	83
Other receivables	14	155
Due from related parties	322	28
Inventory	32	24
Other	26	16
Total current assets	635	414
Other assets:
Property, plant and equipment – net	7,159	7,163
Intangible assets – PPAs – net	1,917	1,572
Intangible assets – customer relationships – net	598	610
Goodwill	786	609
Investments in equity method investees	1,848	1,814
Deferred income taxes	213	249
Other	289	131
Total other assets	12,810	12,148
TOTAL ASSETS	$13,445	$12,562
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23	$143
Due to related parties	48	66
Current portion of long-term debt	14	12
Accrued interest	17	25
Derivatives	23	20
Accrued property taxes	24	22
Other	52	62
Total current liabilities	201	350
Other liabilities and deferred credits:
Long-term debt	3,969	3,376
Asset retirement obligation	156	144
Derivatives	529	782
Due to related parties	33	33
Other	152	170
Total other liabilities and deferred credits	4,839	4,505
TOTAL LIABILITIES	5,040	4,855
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (76.6 and 75.9 units issued and outstanding, respectively)	2,329	2,362
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	6,084	5,353
TOTAL EQUITY	8,405	7,707
TOTAL LIABILITIES AND EQUITY	$13,445	$12,562

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$463	$(398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	207	200
Intangible amortization – PPAs	82	77
Change in value of derivative contracts	(250)	602
Deferred income taxes	51	(44)
Equity in earnings of equity method investees, net of distributions received	(2)	50
Equity in losses (earnings) of non-economic ownership interests, net of distributions received	(19)	7
Other – net	13	17
Changes in operating assets and liabilities:
Current assets	(33)	(10)
Noncurrent assets	(7)	1
Current liabilities	(10)	(16)
Noncurrent liabilities	(3)	(4)
Net cash provided by operating activities	492	482
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries – net	(800)	—
Capital expenditures and other investments	(82)	(236)
Proceeds from CITCs	75	—
Payments to related parties under CSCS agreement – net	(295)	(70)
Distributions from equity method investee	1	8
Other	32	15
Net cash used in investing activities	(1,069)	(283)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	50	2
Issuances of long-term debt	624	68
Retirements of long-term debt	(98)	(17)
Debt issuance costs	(3)	(1)
Capped call transaction	(31)	—
Partner contributions	—	7
Partner distributions	(387)	(320)
Preferred unit distributions	—	(6)
Proceeds on sale of differential membership interests	48	—
Proceeds from differential membership investors	74	94
Payments to differential membership investors	(27)	(23)
Proceeds on sale of Class B noncontrolling interests – net	493	—
Payments to Class B noncontrolling interest investors	(63)	(34)
Change in amounts due to related parties	(12)	(2)
Payment of CITC obligation to third party	(65)	—
Other	(1)	—
Net cash provided by (used in) financing activities	602	(232)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	25	(33)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	112	132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$137	$99
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Change in noncash investments in equity method investees – net	$130	$7
Accrued property and other additions	$5	$67
Conversion of convertible notes to common units	$—	$300

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended September 30, 2021	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, June 30, 2021	76.6	$2,363	$(8)	$6,100	$8,455
Net income	—	18	—	76	94
Related party distributions	—	—	—	(94)	(94)
Changes in non-economic ownership interests	—	—	—	6	6
Other differential membership investment activity	—	—	—	24	24
Payments to Class B noncontrolling interest investors	—	—	—	(28)	(28)
Distributions to unitholders(a)	—	(51)	—	—	(51)
Other	—	(1)	—	—	(1)
Balances, September 30, 2021	76.6	$2,329	$(8)	$6,084	$8,405
_________________________
(a)    Distributions per common unit of $0.6625 were paid during the three months ended September 30, 2021.

	Common Units
Nine Months Ended September 30, 2021	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2020	75.9	$2,362	$(8)	$5,353	$7,707
Issuance of common units – net(a)	0.7	56	—	—	56
Net income	—	146	—	317	463
Other comprehensive income	—	—	—	1	1
Related party note receivable	—	—	—	1	1
Related party distributions	—	—	—	(243)	(243)
Changes in non-economic ownership interests	—	—	—	130	130
Other differential membership investment activity	—	—	—	47	47
Payments to Class B noncontrolling interest investors	—	—	—	(63)	(63)
Distributions to unitholders(b)	—	(146)	—	—	(146)
Sale of Class B noncontrolling interest – net	—	—	—	493	493
Sale of differential membership interest	—	—	—	48	48
Adoption of accounting standards update(c)	—	(57)	—	1	(56)
Capped call transaction	—	(31)	—	—	(31)
Other	—	(1)	—	(1)	(2)
Balances, September 30, 2021	76.6	$2,329	$(8)	$6,084	$8,405
_________________________
(a)    See Note 8 - ATM Program for further discussion. Includes deferred tax impact of approximately $6 million.
(b)    Distributions per common unit of $1.9150 were paid during the nine months ended September 30, 2021.
(c)    See Note 7 for further discussion. Includes deferred tax impact of approximately $7 million.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Preferred Units		Common Units		Accumulated Other
Three Months Ended September 30, 2020	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, June 30, 2020	4.7	$183	65.5	$1,759	$(8)	$4,349	$6,283
Issuance of common units - net(a)	(1.8)	(71)	7.5	418	—	—	347
Net income	—	1	—	56	—	138	195
Related party contributions	—	—	—	—	—	1	1
Related party distributions	—	—	—	—	—	(81)	(81)
Changes in non-economic ownership interests	—	—	—	—	—	(7)	(7)
Other differential membership investment activity	—	—	—	—	—	39	39
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(13)	(13)
Distributions to unitholders(b)	—	(1)	—	(39)	—	—	(40)
Other	—	—	—	—	—	(1)	(1)
Balances, September 30, 2020	2.9	$112	73	$2,194	$(8)	$4,425	$6,723
_____________________________
(a)    During the three months ended September 30, 2020, NEP issued 1.8 million NEP common units upon the conversion of preferred units on a one-for-one basis and issued approximately 5.7 million NEP common units upon the conversion of $300 million convertible notes (see Note 8 - Common Unit Issuances). NEP recognized a deferred tax asset of $47 million related to the issuance of NEP common units.
(b)    Distributions per common unit of $0.5775 were paid during the three months ended September 30, 2020.

	Preferred Units		Common Units		Accumulated Other
Nine Months Ended September 30, 2020	Units	Amount	Units	Amount	Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2019	4.7	$183	65.5	$2,008	$(8)	$4,883	$7,066
Issuance of common units - net(a)	(1.8)	(71)	7.5	418	—	—	347
Net income (loss)	—	5	—	(119)	—	(284)	(398)
Other comprehensive income	—	—	—	—	—	1	1
Related party note receivable	—	—	—	—	—	1	1
Related party contributions	—	—	—	—	—	6	6
Related party distributions	—	—	—	—	—	(212)	(212)
Changes in non-economic ownership interests	—	—	—	—	—	(7)	(7)
Other differential membership investment activity	—	—	—	—	—	71	71
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(34)	(34)
Distributions to unitholders(b)	—	(5)	—	(110)	—	—	(115)
Other	—	—	—	(3)	—	—	(3)
Balances, September 30, 2020	2.9	$112	73.0	$2,194	$(8)	$4,425	$6,723
_____________________________
(a)    During the nine months ended September 30, 2020, NEP issued 1.8 million NEP common units upon the conversion of preferred units on a one-for-one basis and issued approximately 5.7 million NEP common units upon the conversion of $300 million convertible notes (see Note 8 - Common Unit Issuances). NEP recognized a deferred tax asset of $47 million related to the issuance of NEP common units.
(b)    Distributions per common unit of $1.6675 were paid during the nine months ended September 30, 2020.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accompanying condensed consolidated financial statements should be read in conjunction with the 2020 Form 10-K. In the opinion of NEP management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

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

In August 2021, an indirect subsidiary of NEP completed the acquisition (2021 third-party acquisition) of 100% of the ownership interests in each of:

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

The purchase price included a base purchase price of approximately $733 million, plus closing adjustments primarily related to pre-acquisition debt make whole costs of $55 million and working capital of $27 million, including cash of $18 million.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition results largely from the assets being well-situated in strong markets with long-term renewables demand, providing long-term optionality for the assets. All of the goodwill is expected to be deductible for income tax purposes over a 15 year period. The valuation of the acquired net assets is subject to change as NEP obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and residual goodwill.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the preliminary amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the 2021 third-party acquisition:

(millions)
Total consideration transferred	$815
Identifiable assets acquired and liabilities assumed
Cash	$18
Accounts receivable, inventory and prepaid expenses	14
Property, plant and equipment – net	191
Intangible assets – PPAs(a)	432
Goodwill	177
Other noncurrent assets	1
Accounts payable, accrued expenses and other current liabilities	(5)
Other noncurrent liabilities	(13)
Total net identifiable assets, at fair value	$815
____________________
(a)    Intangible assets - PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs. At September 30, 2021, amortization of the intangible assets - PPAs is expected to be approximately $12 million in 2021 and $35 million in each of the next four years.

In October 2021, an indirect subsidiary of NEP completed the acquisition of ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW from subsidiaries of NEER for a purchase price consisting of cash consideration of approximately $563 million, plus working capital and other adjustments of $26 million (subject to post-closing adjustments). NEP's share of the entities' debt and noncontrolling interests related to differential membership investors was approximately $270 million at the time of closing. NEP is in the process of evaluating the purchase accounting considerations, including the initial purchase price allocation. The acquisition included the following assets:

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

In October 2021, an indirect subsidiary of NEP entered into a purchase and sale agreement to acquire a 102 MW wind generation facility (Coram II) located in California. NEP expects to complete the acquisition by early 2022, subject to customary closing conditions and the receipt of regulatory approvals, for cash consideration of approximately $130 million, subject to working capital and other closing adjustments, plus the assumption of debt estimated to be approximately $150 million at the time of closing.

Additionally, an indirect subsidiary of NEP entered into an agreement in October 2021 with indirect subsidiaries of NEER to acquire ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 1,260 MW and net storage capacity totaling 58 MW for a purchase price consisting of cash consideration of $849 million, subject to customary working capital and other adjustments, plus NEP's share of the entities' noncontrolling interests related to differential membership investors estimated to be approximately $866 million at the time of closing. See Part II – Item 5 for further discussion.

NEP incurred approximately $11 million in acquisition-related costs during the nine months ended September 30, 2021 which are reflected as operations and maintenance in the condensed consolidated statements of income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets - PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended September 30, 2021 is $190 million and $58 million, for the nine months ended September 30, 2021 is $530 million and $176 million, for the three months ended September 30, 2020 is $184 million and $53 million, and for the nine months ended September 30, 2020 is $533 million and $157 million of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
NEP recognizes revenues as energy and any related renewable energy attributes are delivered or natural gas transportation services are performed, consistent with the amounts billed to customers based on rates stipulated in the respective agreements. NEP considers the amount billed to represent the value of energy delivered or services provided to the customer. NEP’s customers typically receive bills monthly with payment due within 30 days.
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2021 to 2035. At September 30, 2021, NEP expects to record approximately $1.8 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2026 to 2046, will vary based on the volume of energy delivered. At September 30, 2021, NEP expects to record approximately $194 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in the condensed consolidated statements of income (loss). At September 30, 2021 and December 31, 2020, the net notional amounts of the interest rate contracts were approximately $7,106 million and $7,088 million, respectively.

At September 30, 2021, NEP's AOCI does not include any amounts related to cash flow hedges. Cash flows from the interest rate contracts are reported in cash flows from operating activities in the condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
reported as Level 2 in the fair value hierarchy.

The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at September 30, 2021 and December 31, 2020, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	September 30, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$30	$—	$(30)	$—
Liabilities:
Interest rate contracts	$—	$582	$—	$(30)	$552

Net fair value by balance sheet line item:
Current derivative liabilities					$23
Noncurrent derivative liabilities					529
Total derivative liabilities					$552

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$47	$—	$(47)	$—
Liabilities:
Interest rate contracts	$—	$849	$—	$(47)	$802

Net fair value by balance sheet line item:
Current derivative liabilities					$20
Noncurrent derivative liabilities					782
Total derivative liabilities					$802
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments - Gains (losses) related to NEP's interest rate contracts are recorded in the condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Interest rate contracts:
Gains (losses) recognized in interest expense	$6	$131	$235	$(609)

Credit-Risk-Related Contingent Features - Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At September 30, 2021 and December 31, 2020, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $550 million and $769 million, respectively.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements - NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$1	$—	$1	$2	$—	$2
Total assets	$1	$—	$1	$2	$—	$2

Financial Instruments Recorded at Other than Fair Value - The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$3,983	$4,135	$3,388	$3,529
____________________
(a)    At September 30, 2021 and December 31, 2020, approximately $4,110 million and $3,503 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At September 30, 2021, approximately $1,122 million of the fair value relates to the 2020 convertible notes and the 2021 convertible notes and is estimated using Level 2.

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

The effective tax rates for the three and nine months ended September 30, 2021 were approximately 6% and 10%, respectively, and for the three and nine months ended September 30, 2020 were approximately 11% and 9%, respectively. The effective tax rates were below the U.S. statutory rate of 21% primarily due to tax expense (benefit) attributable to noncontrolling interests of approximately $(14) million and $(64) million for the three and nine months ended September 30, 2021, respectively, and $(28) million and $61 million for the three and nine months ended September 30, 2020, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At September 30, 2021, NEP owned an approximately 43.0% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.0% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

At September 30, 2021, NEP OpCo consolidated 13 VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate 23 wind generation facilities as well as one solar facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily asset retirement obligation and noncurrent due to related parties, of the VIEs, totaled approximately $5,169 million and $137 million, respectively, at September 30, 2021 and $5,299 million and $224 million, respectively, at December 31, 2020.

At September 30, 2021, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain subsidiaries (see Note 10 - Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 3,704 MW as well as ownership interests in eight natural gas pipeline assets. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net and intangible assets - PPAs, and the liabilities, primarily long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $9,121 million and $1,254 million, respectively, at September 30, 2021 and $9,410 million and $1,502 million, respectively, at December 31, 2020. Certain of these VIEs include four other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade and Pine Brooke Holdings (see Note 1). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $2,621 million and $2,694 million of assets and $64 million

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and $153 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at September 30, 2021 and December 31, 2020, respectively.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At September 30, 2021 and December 31, 2020, NEP's equity method investment related to the non-economic ownership interests of approximately $138 million and $10 million, respectively, is reflected as noncurrent other assets and, at December 31, 2020, $21 million is reflected as noncurrent other liabilities on the condensed consolidated balance sheets. During the three months ended September 30, 2021, a subsidiary of NEER contributed certain assets to one of the three NEER solar projects discussed above which resulted in an increase in noncurrent other assets and a corresponding increase in noncontrolling interests on NEP's condensed consolidated balance sheets at September 30, 2021. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEP during the nine months ended September 30, 2021 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2021	NEP OpCo senior secured revolving credit facility	Variable(a)	$90	(b)	2026
January 2021 - September 2021	Senior secured limited-recourse debt	Variable(a)	$34	(c)	2026
June 2021	Senior unsecured convertible notes	0%	$500	(d)	2024
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)During the nine months ended September 30, 2021, all of the outstanding borrowings under the NEP OpCo credit facility were repaid. At September 30, 2021, approximately $116 million of letters of credit were issued under the NEP OpCo credit facility. In October 2021, $305 million was borrowed under the NEP OpCo credit facility and approximately $12 million of such borrowings have a maturity date in 2025.
(c)At September 30, 2021, approximately $868 million of borrowings were outstanding under the existing credit agreement of the Meade purchaser and Pipeline Investment Holdings, LLC (Meade credit agreement).
(d)See additional discussion of the 2021 convertible notes below.

In February 2021, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility. The amendments to the revolving credit facility include, among other things, an extension of the maturity from February 2025 to February 2026 for essentially all of the NEP OpCo credit facility.

In June 2021, NEP issued $500 million principal amount of senior unsecured convertible notes (2021 convertible notes). The 2021 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2021 convertible notes in accordance with the related indenture. Upon conversion of the 2021 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At September 30, 2021, the initial conversion rate, which is subject to certain adjustments, was 11.0492 NEP common units per $1,000 of the 2021 convertible notes, which is equivalent to an initial conversion price of approximately $90.5043 per NEP common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2021 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2021 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2021 convertible notes are not redeemable at NEP’s option prior to maturity. In connection with the issuance of the 2021 convertible notes, NEP entered into a registration rights agreement pursuant to which, among other things, NEP has agreed to file a shelf registration statement with the SEC and use its commercially reasonable efforts to cause such registration statement to become

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
effective on or prior to June 17, 2022, covering resales of NEP common units, if any, issuable upon a conversion of the 2021 convertible notes.

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

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At September 30, 2021, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

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

8. Equity

Distributions - On October 19, 2021, the board of directors of NEP authorized a distribution of $0.6850 per common unit payable on November 12, 2021 to its common unitholders of record on November 4, 2021.

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

The reconciliation of NEP's basic and diluted earnings (loss) per unit for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions, except per unit amounts)
Numerator:
Net income (loss) attributable to NEP – basic	$18	$56	$146	$(119)
Adjustments for 2017 convertible notes and preferred units(a)	—	2	—	—
Net income (loss) attributable to NEP used to compute diluted earnings (loss) per unit	$18	$58	$146	$(119)
Denominator:
Weighted-average number of common units outstanding – basic	76.6	67.7	76.3	66.2
Effect of dilutive convertible notes and preferred units(a)	—	8.2	—	—
Weighted-average number of common units outstanding and assumed conversions	76.6	75.9	76.3	66.2
Earnings (loss) per unit attributable to NEP:
Basic	$0.24	$0.83	$1.92	$(1.80)
Assuming dilution	$0.24	$0.76	$1.92	$(1.80)
————————————
(a)Due to the net losses incurred during the nine months ended September 30, 2020, the weighted-average number of common units issuable pursuant to the 2017 convertible notes and preferred units totaling approximately 9.6 million were not included in the calculation of diluted loss per unit due to their antidilutive effect.

ATM Program - During the nine months ended September 30, 2021, NEP issued approximately 0.7 million common units under its at-the-market equity issuance program (ATM program), which expired in July 2021, for gross proceeds of approximately $50 million. During the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, NEP did not issue any common units under the ATM program. Fees related to the ATM program totaled less than $1 million during the nine months ended September 30, 2021.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Common Unit Issuances - During the three and nine months ended September 30, 2020, NEP issued 1.8 million NEP common units upon the conversion of preferred units on a one-for-one basis and issued approximately 5.7 million NEP common units upon the conversion of $300 million of the 2017 convertible notes. In October 2020, NEP received approximately $30 million in cash related to the unwinding of a capped call transaction that was entered into in connection with the issuance of the 2017 convertible notes and NEP issued approximately 1.2 million NEP common units upon the conversion of preferred units on a one-for-one basis.

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

In October 2021, NEP and two of its indirect subsidiaries entered into a membership interest purchase agreement with an investor. The investor has agreed to pay a total of approximately $824 million for 100% of the noncontrolling Class B membership interests of NEP Renewables III, LLC subject to certain closing conditions set forth in the membership purchase agreement. See Part II – Item 5 for further discussion.

Accumulated Other Comprehensive Income (Loss) - During the nine months ended September 30, 2021 and 2020, NEP recognized approximately $1 million of other comprehensive income related to equity method investees. During the three months ended September 30, 2021 and 2020, NEP did not recognize any other comprehensive income (loss). At September 30, 2021 and 2020, NEP's accumulated other comprehensive loss totaled approximately $19 million and $21 million, respectively, of which $11 million and $13 million, respectively, was attributable to noncontrolling interest and $8 million and $8 million, respectively, was attributable to NEP.

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

Management Services Agreement - Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and nine months ended September 30, 2021 include approximately $36 million and $102 million, respectively, and for the three and nine months ended September 30, 2020 include $29 million and $82 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement - NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and nine months ended September 30, 2021 include approximately $1 million and $4 million, respectively, and for the three and nine months ended September 30, 2020 include $1 million and $4 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At September 30, 2021 and December 31, 2020, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $306 million and $10 million, respectively, and are included in due from related parties on the condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties - Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At September 30, 2021, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $587 million related to these obligations.

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

Transportation and Fuel Management Agreements - A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $4 million and $39 million during the three and nine months ended September 30, 2021, respectively, and $2 million and $12 million during the three and nine months ended September 30, 2020, respectively. The increase in the recognized revenues for the nine months ended September 30, 2021 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021 (February weather event). At September 30, 2021, current due from related parties on the condensed consolidated balance sheets includes approximately $13 million related to the benefits of the gas commodity agreements.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash - At September 30, 2021 and December 31, 2020, NEP had approximately $4 million and $4 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at September 30, 2021 and December 31, 2020 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Property, Plant and Equipment - Property, plant and equipment consists of the following:

	September 30, 2021	December 31, 2020
	(millions)
Property, plant and equipment, gross	$8,792	$8,606
Accumulated depreciation	(1,633)	(1,443)
Property, plant and equipment - net	$7,159	$7,163

Noncontrolling Interests - At September 30, 2021, the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables, NEP Renewables II, NEP Pipelines, STX Midstream and Genesis Holdings owned by third parties), the differential membership interests, NEE's approximately 57.0% noncontrolling limited partner interest in NEP OpCo and NEER's approximately 50% noncontrolling ownership interest in Silver State, as well as a third party's 10% interest in one of the Texas pipelines and the non-economic ownership interests are reflected as noncontrolling interests on the condensed consolidated balance sheets. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Three months ended September 30, 2021
Balances, June 30, 2021	$4,147	$1,675	$81	$197	$6,100
Net income (loss) attributable to noncontrolling interests	79	(66)	49	14	76
Related party distributions	—	—	(87)	(7)	(94)
Changes in non-economic ownership interests	—	—	—	6	6
Differential membership investment contributions, net of distributions	—	24	—	—	24
Payments to Class B noncontrolling interest investors	(28)	—	—	—	(28)
Other	—	—	1	(1)	—
Balances, September 30, 2021	$4,198	$1,633	$44	$209	$6,084

Nine months ended September 30, 2021
Balances, December 31, 2020	$3,550	$1,759	$(14)	$58	$5,353
Sale of Class B noncontrolling interest - net	493	—	—	—	493
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	217	(220)	288	32	317
Other comprehensive income	—	—	1	—	1
Related party distributions	—	—	(233)	(10)	(243)
Changes in non-economic ownership interests	—	—	—	130	130
Differential membership investment contributions, net of distributions	—	47	—	—	47
Payments to Class B noncontrolling interest investors	(63)	—	—	—	(63)
Sale of differential membership interest	—	48	—	—	48
Other	1	(1)	1	(1)	—
Balances, September 30, 2021	$4,198	$1,633	$44	$209	$6,084

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	Noncontrolling Ownership Interests in NEP OpCo and Silver State	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Three months ended September 30, 2020
Balances, June 30, 2020	$2,712	$1,681	$(97)	$53	$4,349
Net income (loss) attributable to noncontrolling interests	55	(56)	126	13	138
Related party contributions	—	—	—	1	1
Related party distributions	—	—	(79)	(2)	(81)
Changes in non-economic ownership interests	—	—	—	(7)	(7)
Differential membership investment contributions, net of distributions	—	39	—	—	39
Payments to Class B noncontrolling interest investors	(13)	—	—	—	(13)
Other	—	(1)	—	—	(1)
Balances, September 30, 2020	$2,754	$1,663	$(50)	$58	$4,425

Nine months ended September 30, 2020
Balances, December 31, 2019	$2,628	$1,798	$389	$68	$4,883
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	160	(205)	(236)	(3)	(284)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	6	6
Related party distributions	—	—	(206)	(6)	(212)
Changes in non-economic ownership interests	—	—	—	(7)	(7)
Differential membership investment contributions, net of distributions	—	71	—	—	71
Payments to Class B noncontrolling interest investors	(34)	—	—	—	(34)
Other	—	(1)	1	—	—
Balances, September 30, 2020	$2,754	$1,663	$(50)	$58	$4,425

Leases - During the nine months ended September 30, 2021, a power sales agreement, accounted for as a sales-type lease, commenced related to the Wilmot battery storage facility that sells its electric output to a third party under the power sales agreement which provides the customer with the ability to dispatch the facility. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. Interest income associated with the sales-type lease is included in operating revenues in NEP’s condensed consolidated statements of income (loss). At September 30, 2021, the net investment in the sales-type lease was approximately $16 million and is included in current and noncurrent other assets on NEP’s condensed consolidated balance sheets. At September 30, 2021, the power sales agreement has an expiration date of 2041 and NEP expects to receive approximately $29 million of lease payments over the remaining term of the power sales agreement with no one year being material.

Convertible Investment Tax Credits - At December 31, 2020, other receivables on NEP's condensed consolidated balance sheets included a convertible investment tax credit (CITC) receivable of approximately $124 million associated with one of NEP's solar projects. Additionally, at December 31, 2020, corresponding liabilities of approximately $100 million and $12 million related to the CITC payments required to be paid to the third party who constructed the project were reflected as accounts payable and accrued expenses and current other liabilities, respectively, and $12 million of CITC payments to be paid to NEER were reflected as current due to related parties on NEP's condensed consolidated balance sheets. After a settlement agreement related to the CITC receivable was reached in the second quarter of 2021, the CITC receivable and related payments to NEER and the third party were paid during the three months ended September 30, 2021.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. NEP’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance but can be applied prospectively through December 31, 2022. As agreements that reference LIBOR or other interbank offered rates as an interest rate benchmark are amended, NEP evaluates whether to apply the options provided by the standards update with regard to eligible contract modifications.

11. Commitments and Contingencies

Development, Engineering and Construction Commitments - At September 30, 2021, an indirect subsidiary of NEP had a funding commitment related to a pipeline expansion project. As of September 30, 2021, the NEP subsidiary had invested approximately $69 million related to the expansion project which is reflected as investments in equity method investees on the condensed consolidated balance sheets. As of September 30, 2021, the NEP subsidiary has a remaining commitment of approximately $11 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At September 30, 2021, NEP owned an approximately 43.0% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 57.0% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

In December 2020, an indirect subsidiary of NEP completed the acquisition from NEER of 100% of the membership interests in Wilmot and 100% of the Class C membership interests in Pine Brooke Holdings. In August 2021, an indirect subsidiary of NEP acquired indirect ownership interests in four wind generation facilities with a combined generating capacity of 391 MW. In October 2021, an indirect subsidiary of NEP completed the acquisition from NEER of the ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW. In October 2021, indirect subsidiaries of NEP entered into an agreement to acquire a 102 MW wind generation facility and an agreement with subsidiaries of NEER to acquire ownership interests in a portfolio of newly constructed or in-construction wind and solar generation facilities with a combined net generating capacity totaling approximately 1,260 MW and net storage capacity totaling 58 MW. See Note 1.

NEP is closely monitoring the global outbreak of COVID-19 and is taking steps intended to mitigate the potential risks to NEP posed by COVID-19. See Note 11 - Coronavirus Pandemic.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$193	$187	$543	$546
Texas pipelines service revenues	59	53	208	159
Total operating revenues	252	240	751	705
OPERATING EXPENSES
Operations and maintenance	110	93	302	273
Depreciation and amortization	71	68	207	200
Taxes other than income taxes and other	7	11	30	25
Total operating expenses – net	188	172	539	498
OPERATING INCOME	64	68	212	207
OTHER INCOME (DEDUCTIONS)
Interest expense	(24)	93	145	(730)
Equity in earnings of equity method investees	47	44	131	91
Equity in earnings (losses) of non-economic ownership interests	12	11	26	(7)
Other – net	1	4	3	4
Total other income (deductions) – net	36	152	305	(642)
INCOME (LOSS) BEFORE INCOME TAXES	100	220	517	(435)
INCOME TAX EXPENSE (BENEFIT)	6	25	54	(37)
NET INCOME (LOSS)	94	195	463	(398)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(1)	—	(5)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(76)	(138)	(317)	284
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$18	$56	$146	$(119)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Operating Revenues

During the three months ended September 30, 2021, total operating revenues increased by approximately $12 million. The increase in renewable energy sales of approximately $6 million primarily reflects increased revenues from acquisitions completed in December 2020 and August 2021 (see Note 1). In addition, Texas pipelines service revenues increased by approximately $6 million during the three months ended September 30, 2021 primarily related to higher revenues associated with a pipeline expansion project that went into service in the third quarter of 2020.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $17 million during the three months ended September 30, 2021 primarily reflecting $8 million of acquisition-related costs discussed in Note 1 and an increase of $7 million in higher IDR fees related to growth in NEP's distributions to its common unitholders.

Other Income (Deductions)

Interest Expense
Interest expense increased approximately $117 million during the three months ended September 30, 2021 primarily reflecting less favorable mark-to-market activity ($6 million of gains recorded in 2021 compared to $131 million of gains in 2020), partly offset by decreased interest expense due to lower debt balances as compared to the prior year period.

Income Taxes

For the three months ended September 30, 2021, NEP recorded income tax expense of approximately $6 million on income before income taxes of $100 million, resulting in an effective tax rate of 6%. The tax expense is comprised primarily of income tax expense of approximately $21 million at the statutory rate of 21%, partly offset by $14 million of income tax benefit attributable to noncontrolling interests.

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

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended September 30, 2021 and 2020, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a third party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors, the income allocated to the Class B noncontrolling interests and NEER's approximately 50% noncontrolling interest in Silver State. The net income attributable to noncontrolling interests in 2021 compared to net income attributable to noncontrolling interests in 2020 primarily reflects a lower allocation of income to NEE Equity's noncontrolling interest compared to the allocation of income in the prior year. See Note 10 - Noncontrolling Interests.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating Revenues

Operating revenues increased $46 million for the nine months ended September 30, 2021. Texas pipelines service revenues increased approximately $49 million during the nine months ended September 30, 2021 primarily reflecting increases of $30 million related to higher revenues under transportation and fuel management agreements during the February weather event (see Note 9 - Transportation and Fuel Management Agreements) and $13 million primarily related to higher revenues associated with a pipeline expansion project that went into service in the third quarter of 2020.

Operating Expenses

Operations and Maintenance
O&M expenses increased approximately $29 million during the nine months ended September 30, 2021 primarily reflecting an increase of $19 million in higher IDR fees related to growth in NEP's distributions to its common unitholders and $11 million of acquisition-related costs discussed in Note 1.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of approximately $875 million during the nine months ended September 30, 2021 primarily reflects $844 million of favorable mark-to-market activity ($235 million of gains recorded in 2021 compared to $609 million of losses in 2020) and decreased interest expense due to lower debt balances as compared to the prior year period.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $40 million during the nine months ended September 30, 2021 primarily due to $29 million of earnings related to the ownership interests in Pine Brooke Holdings acquired in December 2020 as well as an increase of $11 million in earnings primarily related to the ownership interest in Desert Sunlight.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
NEP recognized approximately $26 million of equity in earnings of non-economic ownership interests during the nine months ended September 30, 2021 compared to $7 million of losses in the prior year period. The change primarily reflects favorable mark-to-market activity in 2021 compared to unfavorable mark-to-market activity in 2020.

Income Taxes

For the nine months ended September 30, 2021, NEP recorded an income tax expense of approximately $54 million on income before income taxes of $517 million, resulting in an effective tax rate of 10%. The tax expense is comprised primarily of income tax expense of approximately $109 million at the statutory rate of 21% and $12 million of state taxes, partly offset by $64 million of income tax benefit attributable to noncontrolling interests.

For the nine months ended September 30, 2020, NEP recorded income tax benefit of approximately $37 million on loss before income taxes of $435 million, resulting in an effective tax rate of 9%. The tax benefit is comprised primarily of income tax benefit of approximately $91 million at the statutory rate of 21% and $6 million of state tax benefit, partly offset by $61 million of income tax attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the nine months ended September 30, 2021 and 2020, net loss (income) attributable to noncontrolling interests reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a third party's 10% interest in one of the Texas pipelines, the loss allocated to differential membership interest investors, the income allocated to the Class B noncontrolling interests and NEER's approximately 50% noncontrolling interest in Silver State. The net income attributable to noncontrolling interests in 2021 compared to net loss attributable to noncontrolling interests in 2020 primarily reflects the net income allocation to NEE Equity's noncontrolling interest compared to the allocation of losses in the prior year. See Note 10 - Noncontrolling Interests.

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

Liquidity Position

At September 30, 2021, NEP's liquidity position was approximately $1,573 million. The table below provides the components of NEP’s liquidity position:

	September 30, 2021	Maturity Date
	(millions)
Cash and cash equivalents	$133
Amounts due under the CSCS agreement	306
Revolving credit facilities(a)	1,250	2026
Less borrowings(b)	—
Less issued letters of credit	(116)
Total	$1,573
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2025. Excludes certain credit facilities due to restrictions on the use of the borrowings.
(b)    In October 2021, $305 million was borrowed under the NEP OpCo credit facility and approximately $12 million of such borrowings have a maturity date in 2025.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

In February 2021, NEP OpCo and its direct subsidiary entered into an amendment of their existing revolving credit facility to extend the maturity date to February 2026. During the nine months ended September 30, 2021, $90 million was drawn under the NEP OpCo credit facility, which was repaid in June 2021. In addition, approximately $34 million was borrowed under the Meade credit agreement for the Meade expansion and $7 million was repaid. In October 2021, $305 million was borrowed under the NEP OpCo credit facility. See Note 7.

During the nine months ended September 30, 2021, NEP issued $500 million in aggregate principal amount of 0% convertible senior notes due in 2024 (see Note 7).

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At September 30, 2021, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

During the nine months ended September 30, 2021, a subsidiary of NEP issued and sold noncontrolling Class B interests in Genesis Holdings under the membership interest purchase agreement entered into in 2020 and amended in May 2021. NEP has buyout rights, subject to certain limitations and/or extensions, under which NEP has the right to pay a portion of the buyout price in NEP non-voting common units, as specified in the related agreement. The Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which could increase if certain minimum buyout rights are not exercised or are not exercised during a certain period. See Note 8 - Class B Noncontrolling Interests. In October 2021, NEP and two of its indirect subsidiaries entered into a membership interest purchase agreement with an investor to sell 100% of the noncontrolling Class B membership interests of NEP Renewables III, LLC subject to certain closing conditions set forth in the membership purchase agreement. See Part II – Item 5 for further discussion.

During the nine months ended September 30, 2020, NEP issued 1.8 million NEP common units upon the conversion of preferred units on a one-for-one basis and issued approximately 5.7 million NEP common units upon the conversion of $300 million of convertible notes. In October 2020, NEP issued approximately 1.2 million NEP common units upon the conversion of preferred units on a one-for-one basis.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the nine months ended September 30, 2021 and 2020, NEP had capital expenditures of approximately $82 million and $236 million, respectively, primarily reflecting costs associated with the repowering of certain wind facilities and expansion projects at certain pipelines. In the third and fourth quarters of 2020, an expansion investment at one of the Texas pipelines and the repowered wind generation facilities were placed in service. NEP expects to make additional investments associated with its ownership interests in Meade related to an expansion that was completed in the fourth quarter of 2021. See Note 11 - Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the nine months ended September 30, 2021, NEP distributed approximately $146 million to its common unitholders. On October 19, 2021, the board of directors of NEP authorized a distribution of $0.6850 per common unit payable on November 12, 2021 to its common unitholders of record on November 4, 2021.

Cash Flows

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table reflects the changes in cash flows for the comparative periods:

	2021	2020	Change
Nine Months Ended September 30,	(millions)
Net cash provided by operating activities	$492	$482	$10
Net cash used in investing activities	$(1,069)	$(283)	$(786)
Net cash provided by (used in) financing activities	$602	$(232)	$834

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by lower interest payments, partly offset by the timing of working capital and lower distributions from equity method investees which reflects the absence of an approximately $65 million distribution from Desert Sunlight in 2020 related to the resolution of an event of default.

Net Cash Used in Investing Activities

	2021	2020
Nine Months Ended September 30,	(millions)
Acquisition of membership interests in subsidiaries – net	$(800)	$—
Capital expenditures and other investments	(82)	(236)
Payments to related parties under CSCS agreement – net	(295)	(70)
Proceeds from CITCs	75	—
Distributions from equity method investee	1	8
Other	32	15
Net cash used in investing activities	$(1,069)	$(283)

The increase in net cash used in investing activities was primarily driven by the 2021 third party acquisition (see Note 1) and higher cash sweeps under the CSCS agreement in 2021, partly offset by lower capital expenditures in 2021 primarily related to the completion of one of the pipeline expansion projects and the repowering of certain wind facilities in the third and fourth quarters of 2020 (see Capital Expenditures) as well as the CITC proceeds received in the third quarter of 2021 (see Note 10 - Convertible Investment Tax Credits).

Net Cash Provided by (Used in) Financing Activities

	2021	2020
Nine Months Ended September 30,	(millions)
Proceeds from issuance of common units – net	$50	$2
Issuances (retirements) of long-term debt - net	526	51
Partner contributions	—	7
Partner distributions	(387)	(320)
Change in amounts due to related parties	(12)	(2)
Proceeds related to differential membership interests - net	95	71
Proceeds (payments) related to Class B noncontrolling interests - net	430	(34)
Payment of CITC obligation to third party	(65)	—
Other	(35)	(7)
Net cash provided by (used in) financing activities	$602	$(232)

The change in net cash provided by (used in) financing activities primarily reflects higher net issuances of long-term debt in 2021 (see Note 7) compared to 2020, proceeds related to the sale of Class B noncontrolling interests in 2021 (see Note 8 - Class B Noncontrolling Interests) and proceeds from the sale of NEP common units under the ATM, partly offset by amounts paid related to the CITC receivable settlement (see Note 10 - Convertible Investment Tax Credits) and higher partner distributions.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At September 30, 2021, substantially all of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At September 30, 2021, the estimated fair value of NEP's long-term debt was approximately $4.1 billion and the carrying value of the long-term debt was $4.0 billion. See Note 4 - Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEP's long-term debt would increase by approximately $28 million at September 30, 2021.

At September 30, 2021, NEP had interest rate contracts with a net notional amount of approximately $7.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at September 30, 2021 would increase by approximately $117 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of September 30, 2021.

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

Item 5. Other Information

(a)On October 21, 2021, NextEra Energy Partners Acquisitions, LLC (NEP Acquisitions), an indirect subsidiary of NEP, entered into a purchase and sale agreement with NEP US SellCo, LLC, NEP US SellCo II, LLC (the seller) and ESI Energy, LLC, all of which are subsidiaries of NEER. Pursuant to the terms of the purchase and sale agreement, NEP Acquisitions agreed to acquire from the seller 100% of the Class A membership interests in Star Moon Holdings, LLC (Star Moon Holdings) for a total consideration of approximately $849 million, subject to customary working capital and other adjustments, plus NEP's share of the entities' noncontrolling interests related to differential membership investors estimated to be approximately $866 million at the time of closing.

NEP’s indirect ownership interest in Star Moon Holdings will represent an indirect 50% controlling ownership interest in wind generation facilities and solar generation facilities, some of which include solar storage, consisting of the following:

•White Mesa Wind, an approximately 501 MW wind generation facility located in Texas;
•Irish Creek Wind, an approximately 301 MW wind generation facility located in Kansas;
•Hubbard Wind, an approximately 300 MW wind generation facility located in Texas;
•Cool Springs Solar, an approximately 213 MW solar generation and 40 MW solar storage facility located in Georgia;
•Little Blue Wind, an approximately 251 MW wind generation facility located in Nebraska;
•Dodge Flat Solar, an approximately 200 MW solar generation and 50 MW solar storage facility located in Nevada;
•Elora Solar, an approximately 150 MW solar generation facility located in Tennessee;
•Quitman II Solar, an approximately 150 MW solar generation facility located in Georgia;
•Fish Springs Ranch Solar, an approximately 100 MW solar generation and 25 MW solar storage facility located in Nevada;
•Minco Wind Energy III, an approximately 107 MW wind generation facility located in Oklahoma;
•Ensign Wind Energy, an approximately 99 MW wind generation facility located in Kansas;
•Borderlands Wind, an approximately 99 MW wind generation facility located in New Mexico; and
•Quinebaug Solar, an approximately 49 MW solar generation facility located in Connecticut.

The acquisition of Star Moon Holdings is expected to close during the fourth quarter of 2021 or in early 2022, subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals. The wind and solar generation facilities listed above are currently under construction by NEER. Three projects (Dodge Flat Solar, Elora Solar and Fish Springs Ranch Solar) are expected to continue to be under construction at closing of the acquisition. NEER has agreed to continue to manage the construction of such projects after the acquisition, at its own cost, and to contribute to those projects any capital necessary for the construction of the projects. If any of those projects do not achieve commercial operation by June 30, 2022, NEP Acquisitions will have the right to require NEER to repurchase the ownership interests in such projects for the same purchase price paid by NEP Acquisitions.

The purchase and sale agreement contains customary representations, warranties and covenants by the parties. The parties are obligated, subject to certain limitations, to indemnify each other for certain customary and other specified matters, including breaches of representations and warranties, nonfulfillment or breaches of covenants and for certain liabilities and third-party claims.

The terms of the purchase and sale agreement were unanimously approved by NEP’s conflicts committee, which is comprised of the independent members of the board of directors of NEP. The conflicts committee retained independent legal and financial advisors to assist in evaluating and negotiating the acquisition. In approving the acquisition, the conflicts committee based its decisions, in part, on an opinion from its independent financial advisor.

The foregoing description of the purchase and sale agreement is qualified in its entirety by reference to the agreements filed as Exhibits 2.1 and 2.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On October 21, 2021, NEP and two of its indirect subsidiaries, NEP Renewables III Holdings, LLC (NEP Renewables III Holdings) and NEP Renewables III, LLC (NEP Renewables III) entered into a membership interest purchase agreement (membership purchase agreement) with Apollo Global Management, Inc. (Apollo) for the purpose of financing the Star Moon Holdings acquisition described above. NEP’s indirect interest in Star Moon Holdings will be contributed to NEP Renewables III at closing. Apollo has agreed to pay a total of approximately $824 million to NEP Renewables III Holdings for 100% of the noncontrolling Class B membership interests of NEP Renewables III, subject to certain closing conditions set forth in the membership purchase agreement. NEP Renewables III Holdings will retain 100% of the Class A membership interests of NEP Renewables III, and NEP will consolidate NEP Renewables III.

The closing of the membership purchase agreement and initial funding of approximately $412 million (initial funding) pursuant thereto is expected to occur in the fourth quarter of 2021 or in early 2022, and an additional funding of approximately $412 million (final funding) is expected by the end of the second quarter of 2022, in each case, subject to the satisfaction of customary closing conditions. At the initial funding, Apollo is expected to acquire approximately 50% of the total noncontrolling Class B membership interests in NEP Renewables III contemplated under the membership purchase agreement and the remaining approximately 50% at the final funding.

Under the amended and restated limited liability company agreement for NEP Renewables III (the LLC agreement) that will be entered into at closing of the membership purchase agreement, NEP, through its indirect ownership of NEP Renewables III Holdings, will receive 35% of NEP Renewables III’s cash distributions for the first ten years after closing, and Apollo will receive 65%, except that, for the period between the initial and final funding, NEP will receive approximately 67.5% of NEP Renewables III’s cash distributions and Apollo will receive 32.5%. From the fifth to the tenth anniversary of the initial funding, NEP has the option (the buyout right), subject to certain limitations, to periodically purchase Apollo's interest in NEP Renewables III at a buyout price that implies a fixed pre-tax annual return of approximately 5.6% to Apollo (inclusive of all prior distributions). If exercised, NEP has the right to pay 100% of the buyout price in NEP non-voting common units, issued at the then-current market price of NEP common units, or cash (or a combination thereof), subject to limitations described in the LLC agreement. If certain minimum buyouts have not occurred following the sixth anniversary of the initial funding, Apollo's allocation of NEP Renewables III’s cash distributions with respect to the Class B membership interests that Apollo still owns would increase to 99%. Under a registration rights agreement to be entered into at the initial funding, NEP will provide Apollo certain registration rights.

Following any exercise of the buyout right in which NEP issues non-voting common units, Apollo will have, among other rights, the right to receive pro rata quarterly cash distributions with respect to those NEP non-voting common units they own and the right, subject to certain limitations, to convert the NEP non-voting common units into NEP common units on a one-for-one basis.

The foregoing description of the membership purchase agreement is qualified in its entirety by reference to the agreement filed as Exhibit 2.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2
Amendment to Amended and Restated Purchase and Sale Agreement (2021-B Projects Annex), dated as of October 21, 2021, by and among NEP US SellCo LLC and NEP US SellCo II LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC

2.3
Membership Interest Purchase Agreement, dated as of October 21, 2021, among NEP Renewables III Holdings, LLC, NextEra Energy Partners, LP, NEP Renewables III, LLC, and the Class B purchasers party thereto

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

Date:  October 25, 2021

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)