Form 10-K
period 2021-12-31
NEXTERA ENERGY PARTNERS, LP
filed 2022-02-23
CIK 1603145

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates at June 30, 2021 (based on the closing market price on the Composite Tape on June 30, 2021) was $5,749,053,532.

Number of NextEra Energy Partners, LP common units outstanding at January 31, 2022:  83,872,983

DOCUMENTS INCORPORATED BY REFERENCE
__________________________________

Portions of NextEra Energy Partners, LP's Proxy Statement for the 2022 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
Bcf	billion cubic feet
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
Code	U.S. Internal Revenue Code of 1986, as amended
CSCS agreement	cash sweep and credit support agreement
Desert Sunlight	Desert Sunlight Investment Holdings, LLC, which owns a solar generation plant located in Riverside County, California
FCPA	Foreign Corrupt Practices Act of 1977, as amended
FERC	U.S. Federal Energy Regulatory Commission
IPP	independent power producer
ITC	investment tax credit
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP OpCo ROFR assets	all assets owned or hereafter acquired by NEP OpCo or its subsidiaries
NERC	North American Electric Reliability Corporation
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
PTC	production tax credit
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
STX Holdings	South Texas Midstream Holdings, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
the board	the board of directors of NEP
U.S.	United States of America

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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2021, NEP owned a controlling, non-economic general partner interest and a 45.3% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind, solar and solar-plus-storage projects, as well as contracted natural gas pipeline assets.

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

The following diagram depicts NEP's simplified ownership structure at December 31, 2021:

(a) At December 31, 2021, NEE owns 553,493 NEP common units.
(b) At December 31, 2021, NEE Equity owns approximately 54.7% of NEP OpCo's common units representing limited partnership interests and
100% of NEP OpCo's Class B partnership interests. NEE Equity may tender its NEP OpCo common units and in exchange receive NEP common units on a one-for-one basis, or the value of such common units in cash, subject to the terms of the exchange agreement.
(c) At December 31, 2021, certain project and pipeline entities are subject to noncontrolling interests. See Note 2 – Noncontrolling Interests.

At December 31, 2021, NEP owned interests in a portfolio of clean, contracted renewable energy projects located in 29 states as summarized below:

NEP Acquisition/Investment Date	Technology	Net MW(a)	Contract Expiration
2014	Solar Wind	250 492	2029 – 2039
2015	Solar Wind	20 913	2026 – 2041
2016	Solar Wind	132 584	2034 – 2039
2017	Solar Wind	143 798	2030 – 2046
2018	Solar Wind	20 1,368	2031 – 2042
2019	Solar Wind	191 420	2030 – 2042
2020	Battery Storage Solar Wind	30 219 280	2034 – 2045
2021	Battery Storage Solar Wind	58 558 1,784	2025 – 2052
8,260(b)(c)
____________________
(a)    MWs reflect NEP's net ownership in the renewable energy project capacity based on respective ownership interests. NEP has indirect equity method investments in projects with a net generating capacity of approximately 862 MW with ownership interests ranging from 33.3% to 50%. Additionally, NEP has indirect 50% controlling ownership interests in projects with a net generation capacity of approximately 1,384 MW and battery storage capacity of 58 MW. See Note 2 – Investments in Unconsolidated Entities and – Noncontrolling Interests.
(b)    Third-party investors own noncontrolling Class B interests in the NEP subsidiaries that own interests in projects with net generating capacity of approximately 3,576 MW and battery storage capacity of 88 MW. Third-party investors own differential membership interests in projects with net generating capacity of approximately 5,534 MW and battery storage capacity of 88 MW. See Note 2 – Noncontrolling Interests, Note 10 and Note 13 – Class B Noncontrolling Interests. Projects with net generating capacity of approximately 1,485 MW are encumbered by liens against their assets securing various financings.
(c)    At December 31, 2021, NEP's net MW includes 225 MW of solar generating capacity and 38 MW of battery storage capacity which are under construction and expected to be placed in service in the first half of 2022. In addition, NEP owns an approximately 50% non-economic ownership interest in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. All equity in earnings of these non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 2 – Investments in Unconsolidated Entities.

At December 31, 2021, NEP owned interests in the following natural gas pipeline assets:

Pipeline(a)	Miles of Pipeline	Diameter (inches)	Net Capacity per day(b)	Contracted Capacity per day(b)	Contract Expiration	In-Service Date	Location	NEP Acquisition/Investment Date
NET Mexico(c)	120	42" / 48"	2.07 Bcf	1.94 Bcf	2022 – 2035	December 2014	Texas	October 2015
Eagle Ford	158	16" / 24" – 30"	1.10 Bcf	0.65 Bcf	2022 – 2027	September 2011 / June 2013	Texas	October 2015
Monument	156	16"	0.25 Bcf	0.12 Bcf	2022 – 2030	Built in the 1950s – 2000s	Texas	October 2015
Other	108	8" – 16"	0.40 Bcf	0.28 Bcf	2029 – 2035	Built in the 1960s – 1980s; upgraded in 2001 / others placed in service in 2002 – 2015	Texas	October 2015
Investment in CPL(d)	191	30" / 42"	0.72 Bcf	0.72 Bcf	2034 – 2041	October 2018 / October 2021	Pennsylvania	November 2019
____________________
(a)    NEP's ownership interests in the pipelines are pledged as collateral securing various financings. Additionally, third-party investors own noncontrolling Class B interests in the respective NEP subsidiaries that have ownership interests in these pipelines. See Note 2 – Noncontrolling Interests and Note 13 – Class B Noncontrolling Interests.
(b)    Reflects NEP's net ownership interest in pipeline capacity based on respective ownership interests as discussed in (c) and (d).
(c)    A subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline.
(d)    Through its ownership interest in Meade Pipeline Co, LLC, NEP has an indirect equity method investment in the Central Penn Line (CPL), which represents an approximately 39% aggregate ownership interest in the CPL, and a 40% interest in an expansion project that added approximately 0.22 Bcf per day of natural gas capacity through the addition of compression at new and existing stations completed in October 2021. See Note 3.

At December 31, 2021, NEP's ownership interests in clean energy projects and pipelines in operation, excluding its non-economic ownership interests, are as follows:

Legend
Wind
Solar
Storage
Pipeline Asset
State with Project in Operation
**Map excludes small-scale solar

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipelines primarily operate under long-term firm transportation contracts under which counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipelines. In 2021, NEP derived approximately 12% and 14% of its consolidated revenues from its contracts with Pacific Gas and Electric Company and Mex Gas Supply S.L., respectively. See Item 1A for a discussion of risks related to NEP's counterparties and business relationship with Pemex.

NEP, NEP OpCo and NEP OpCo GP are parties to the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to NEP under the direction of the board, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers, in addition to those services that are provided under O&M agreements and ASAs between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee and makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its common unitholders (incentive distribution rights fees, or IDRs). See Note 14 – Management Services Agreement. In addition, certain subsidiaries of NEP are parties to transportation agreements and a fuel management agreement with a subsidiary of NEE. See Note 14 – Transportation and Fuel Management Agreements.

NEP and NEP OpCo are parties to a right of first refusal (ROFR) agreement with NEER granting NEER and its subsidiaries (other than NEP OpCo and its subsidiaries) a right of first refusal on any proposed sale of any NEP OpCo ROFR assets. Pursuant to the terms of the ROFR agreement, prior to engaging in any negotiation regarding any sale of a NEP OpCo ROFR asset, NEP OpCo must first negotiate for 30 days with NEER to attempt to reach an agreement on a sale of such asset to NEER or any of its subsidiaries. If an agreement is not reached within the initial 30-day period, NEP OpCo will be able to negotiate with any third party for the sale of such asset for a 30-day period. Prior to accepting any third-party offer, NEP OpCo will be required to restart negotiations with NEER for the next 30 days and will not be permitted to sell the applicable asset to the third party making the offer if NEER agrees to terms substantially consistent with those proposed by such third party. If, by the end of the 30-day period, NEER and NEP OpCo have not reached an agreement, NEP OpCo will have the right to sell such asset to such third party within 30 days.

INDUSTRY OVERVIEW

Renewable Energy Industry

Growth in renewable energy is largely attributable to the increasing cost competitiveness of renewable energy driven primarily by government incentives, RPS, improving technology and declining installation costs and the impact of environmental rules and regulations on other types of generation.

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

Natural Gas Pipeline Transportation Industry

The U.S. natural gas pipeline network is a highly integrated network that transports natural gas through approximately 3 million miles of mainline and other pipelines that link natural gas production areas and storage facilities with consumers. Based on data compiled through October 27, 2021 by the U.S. Energy Information Administration, there were U.S. natural gas pipeline capacity additions of approximately 22 Bcf/d and 10 Bcf/d in 2021 and 2020, respectively.

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

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System (MACRS), wind and solar projects are substantially depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or an ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance establishing a safe harbor for the continuous efforts and continuous construction requirements. The current guidance provides that the requirements for safe harbor will generally be satisfied if the facility is placed in service no more than six years after the year in which construction of the facility began for a facility that began construction in 2016 through 2019, five years for a facility that began construction in 2020 and four years for a facility that begins construction in 2021 and beyond. Retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.

Tax credits for qualifying wind and solar projects are subject to the following schedule.

	Year construction of project begins(a)
	2016	2017	2018	2019	2020	2021	2022	2023	2024 and beyond
PTC(b)	100%	80%	60%	40%	60%	60%	-	-	-
Wind ITC(c)	30%	24%	18%	12%	18%	18%	-	-	-
Solar ITC(d)	30%	30%	30%	30%	26%	26%	26%	22%	10%
______________________
(a)    To qualify for the PTC or an ITC, a project must be placed in service no more than six years after the year in which construction of the project began for a facility that began construction in 2016 – 2019, five years for a facility that began construction in 2020 and four years for a facility that begins construction in 2021 and beyond.
(b)    Percentage of the full PTC available for wind projects that began construction during the applicable year.
(c)    Percentage of eligible project costs that can be claimed as ITC by wind projects that began construction during the applicable year.
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

COMPETITION

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. While NEP's renewable energy projects are currently contracted, NEP may compete in the future primarily on the bases of price and terms, but also believes the green attributes of NEP's renewable energy generation assets, among other strengths discussed below, are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEP competes with depending on the market. In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

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

NEP believes that it is well-positioned to execute its strategy and increase cash distributions to its common unitholders over the long term based on the following competitive strengths:

NEE management and operational expertise. NEP believes it benefits from NEE’s experience, operational excellence and cost-efficient operations. Through the MSA and other agreements with NEE and its subsidiaries, NEP's projects will receive the same benefits and expertise that NEE currently provides across its entire portfolio.

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio of projects supports expected stable long-term cash flows. The renewable energy projects in NEP's portfolio are contracted under long-term contracts that generally provide for fixed price payments over the contract term. Revenues from the Texas pipeline projects are primarily generated from firm transportation contracts based on the fixed amount of capacity reserved by the counterparties. The renewable energy projects and pipeline projects have a total weighted average remaining contract term of approximately 14 years at December 31, 2021 based on expected contributions to cash available for distribution.

New, well-maintained portfolio. Approximately 76% of NEP's portfolio, based on expected contributions to cash available for distribution, of renewable energy projects and pipelines have been operating for fewer than eight years. Because NEP's portfolio of projects is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

Geographic and resource diversification. NEP's portfolio is geographically diverse across the U.S. In addition, NEP's portfolio includes wind and solar generation facilities, solar-plus-storage projects and natural gas pipelines. A diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, NEP believes the geographic diversity of its portfolio helps minimize the impact of adverse regulatory conditions in particular jurisdictions.

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

In addition, NEP is subject to environmental laws and regulations described in the Environmental Matters section below.

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

WEBSITE ACCESS TO SEC FILINGS

NEP makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and any amendments to those reports, available free of charge on NEP's internet website, www.nexteraenergypartners.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on NEP's website (or any of its subsidiaries' or affiliates' websites) are not incorporated by reference into this Form 10-K.

Item 1A.  Risk Factors

Limited partnerships and limited partnership interests are inherently different than corporations and shares of capital stock of a corporation, although many of the business risks to which NEP is subject are similar to those that would be faced by a corporation engaged in similar businesses and NEP has elected to be treated as a corporation for U.S. federal income tax purposes. If any of the following risks were to occur, NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders could be materially and adversely affected. In that case, NEP may not be able to pay distributions to its unitholders, the trading price of its common units could decline and investors could lose all or part of their investment in NEP.

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
•disputes with the BLM, other owners of land on which NEP's projects are located or nearby landowners;
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

These factors could also degrade equipment, reduce the useful life of interconnection and transmission facilities and materially increase maintenance and other costs. Unanticipated capital expenditures associated with maintaining or repairing NEP's projects and pipelines may reduce profitability. In addition, replacement and spare parts for solar panels, wind turbines and other key equipment may be difficult or costly to acquire or may be unavailable. Furthermore, portions of NEP's pipelines have been in service for several decades, which could result in an increased need for maintenance and repair activities and expenditures.

Such events or actions could significantly decrease or eliminate the revenues of a project or pipeline, significantly increase its operating costs, cause a default under NEP's financing agreements or give rise to damages or penalties to a PPA or transportation agreement counterparty, another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity, natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water and require NEP to incur additional costs. Furthermore, NEP's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and abnormal levels of precipitation. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEP from operating its business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Changes in weather can also affect the level of wind and solar resource available, and thus the production of electricity, at NEP's power generating facilities. Because the levels of wind and solar resources are variable and difficult to predict, NEP’s results of operations for individual wind and solar facilities specifically, and NEP's results of operations generally, may vary significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

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

NEP may pursue the repowering of wind projects or the expansion of natural gas pipelines that would require up-front capital expenditures and could expose NEP to project development risks.

NEP may pursue the repowering of wind projects or the expansion of natural gas pipelines. The development of wind repowering projects and pipeline expansions involves numerous regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to committed shippers or counterparties if a project does not achieve commercial operations before a specified date that the parties may agree to in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any expansion or repowering project through the sale of additional common units or securities convertible into, or settleable with, common units, which could result in dilution to NEP’s unitholders, or through other financings which could result in additional expense. The construction related to the expansion or repowering projects may occur over an extended period of time and NEP may not receive increases in revenues until the projects are placed in service, or at all. Accordingly, NEP's expansion and repowering efforts may not result in additional long-term contracted revenue streams that increase the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

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

NEP's projects and pipelines are subject to numerous environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to the protection of avian and other wildlife; the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals; air emissions, water quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater; federal, state or local land use, zoning, building and transportation laws and requirements; the presence or discovery of archaeological, religious or cultural resources at or near NEP's projects or pipelines; and the protection of workers’ health and safety, among other things. If NEP's projects or pipelines do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, NEP may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects or pipelines and may also be subject to criminal sanctions or injunctions, such as restrictions on how it operates its wind facilities. NEP's projects and pipelines also carry inherent environmental, health and safety risks, including, without limitation, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. Proceedings related to any such litigation or actions could result in significant expenditures as well as the restriction or elimination of the ability to operate any affected project. For example, the DOJ has alleged that certain of NEP's subsidiaries have violated the Migratory Bird Treaty Act (MBTA) and/or the Bald and Golden Eagle Protection Act (BGEPA) as a result of accidental collisions of eagles into wind turbines at the NEP subsidiaries’ wind facilities without the subsidiaries having permits under BGEPA for those activities. If NEP is unsuccessful in reaching a satisfactory settlement of this issue with the DOJ or if additional eagles perish in collisions with wind turbines at NEP’s facilities without NEP having obtained permits for those activities, NEP or its subsidiaries may face criminal prosecution under these laws.

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

NEP's operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and Mexico.

Doing business in the U.S. and conducting business with an entity controlled by the Mexican government requires NEP to comply with U.S. and Mexican anti-corruption laws and regulations. NEP's failure to comply with these laws and regulations may expose NEP to liabilities. These laws and regulations may apply to NEP, the manager under the MSA, their respective affiliates and their respective individual directors, officers, employees (if any) and agents and may restrict NEP's operations, trade practices, investment decisions and partnering activities.

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

NEP is subject to risks associated with its ownership interests in projects that are under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

NEP has interests in certain projects that have not yet commenced operations or are under construction and may pursue wind repowering projects. There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project from commencing commercial operations. Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including:

•delays in obtaining, or the inability to obtain, necessary permits and licenses;
•delays and increased costs related to the interconnection of new projects to the transmission system;
•the inability to acquire or maintain land use and access rights;
•the failure to receive contracted third-party services;
•interruptions to dispatch at the projects;
•supply chain disruptions, including as a result of changes in international trade laws, regulations, agreements, treaties, taxes, tariffs, duties or policies of the U.S. or other countries in which NEP's suppliers are located;
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

In addition, if NEP or one of its subsidiaries has an agreement for a third party to complete construction of any project, NEP is subject to the viability and performance of the third party. NEP's inability to find a replacement contracting party, if the original contracting party has failed to perform, could result in the abandonment of the construction of such project, while NEP could remain obligated under other agreements associated with the project, including, but not limited to, offtake power sales agreements.

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
•the regulatory environment applicable to NEP's contractual counterparties at the time;
•macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and
•the effects of regulation on the contracting practices of NEP's contractual counterparties.

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
◦pollution, contamination or other wastes at the project site;
◦protected plant or animal species;
◦archaeological or cultural resources;
◦wind waking or solar shadowing effects caused by neighboring activities, which reduce potential energy production by decreasing wind speeds or reducing available insolation;
◦land use restrictions and other environment-related siting factors; and
◦local opposition to wind and solar projects and pipeline projects in certain markets due to concerns about noise, health, environmental or other alleged impacts of such projects.

Any of these above factors could limit NEP's acquisition opportunities and prevent it from executing, or diminish its ability to execute, its growth strategy. Additionally, factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including, but not limited to, NEER's financial position, the risk profile of an opportunity, the fit with NEP's operations and other factors. Furthermore, as NEER's ownership interest in NEP is reduced, NEER may be less willing to sell projects to NEP. An inability by NEP to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current laws, regulations and policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, accelerated cost recovery deductions and other commercially oriented incentives. These laws, regulations and policies have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives, or the imposition of additional taxes, tariffs, duties or other assessments on clean energy or the equipment necessary to generate or deliver it, could decrease the attractiveness of clean energy projects to developers, including, but not limited to, NEE, which could reduce NEP's acquisition opportunities. Such an elimination, loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

If these laws, regulations and policies are not continued or renewed, the market for future renewable energy PPAs may be smaller and the prices for future clean energy PPAs may be lower. If laws, regulations or policies limit the availability of the PTC or the ITC, the projects could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing on acceptable terms.

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

Since NEP expects, from time to time, to finance investments in clean energy projects partially or wholly through the issuance of additional securities of NEP, NEP OpCo and their subsidiaries, NEP needs to be able to access capital on commercially reasonable terms when acquisition or other growth opportunities arise. NEP’s ability to access capital is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP, NEP OpCo or their subsidiaries securities or securities convertible into, or settleable with, NEP common units in particular. Disruptions, uncertainty or volatility in those capital and credit markets, including, but not limited to, the planned phase out of the London Inter-Bank Offered Rate or the reform or replacement of other benchmark interest rates, could increase NEP's cost of capital and affect its ability to fund its liquidity and capital needs. An inability to obtain financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and pursue other growth opportunities. In addition, the issuance of additional common units, securities convertible into, or settleable with, NEP common units or other securities in connection with acquisitions could cause significant common unitholder dilution and reduce the cash distribution per common unit if the acquisitions are not sufficiently accretive.

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

Widespread public health crises and epidemics or pandemics may have material adverse impacts on NEP’s business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

NEP is subject to the impacts of widespread public health crises, epidemics and pandemics, including, but not limited to, impacts on the global, national or local economy, capital and credit markets, NEP's customers and suppliers or the services NEER provides to NEP. The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Actions taken in response to such crises by federal, state and local government or regulatory agencies may impact NEP’s ability to access capital and could have a material adverse impact on NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

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

NEP’s partnership agreement does not limit the number of additional limited partnership interests, including, but not limited to, limited partnership interests that rank senior to the common units, which NEP may issue at any time without the approval of its unitholders. The issuance by NEP of additional common units, securities convertible into or that may be settled in NEP common units or other equity securities of equal or senior rank will or may have the following effects:

•NEP's existing unitholders’ proportionate ownership interest in NEP may decrease;

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

A general partner of a limited partnership generally has unlimited liability for the obligations of the limited partnership except for those contractual obligations of the limited partnership that are expressly made without recourse to the general partner. NEP is organized under Delaware law and NEP conducts business in a number of other states. The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some of the other states in which NEP does business. A unitholder could be liable for any and all of NEP's obligations as if the unitholder were a general partner if a court or government agency were to determine that:

•NEP was conducting business in a state but had not complied with that particular state’s limited partnership statute; or
•the unitholder’s right to act with other unitholders to remove or replace NEP GP, to approve some amendments to NEP's partnership agreement or to take other actions under NEP's partnership agreement constitute “control” of NEP's business.

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

NEP has issued convertible notes as well as noncontrolling Class B interests in certain NEP OpCo subsidiaries. Subject to certain limitations, the convertible notes may be converted by the holders of such notes, with NEP paying cash up to the aggregate principal amount of the notes being converted. NEP will have the option to deliver NEP common units for the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. NEP will have the option, subject to certain limitations and extensions, to purchase the noncontrolling Class B interests. If exercised, NEP has the right to pay all or a portion of the buyout price in NEP non-voting common units (convertible into NEP common units) or NEP common units, as specified in the related agreement, issued at the then-current market price of NEP common units, subject to certain limitations. If holders of the noncontrolling Class B interests, convertible notes or any convertible securities issued in the future, were to dispose of a substantial portion of these common units in the public market following such a conversion or settlement, whether in a single transaction or series of transactions, it could adversely affect the market price for NEP's common units. These sales, or the possibility that these sales may occur, could make it more difficult for NEP to sell NEP's common units in the future.

Any issuance of securities convertible into, or settleable with, common units will or may have the following effects:

•an existing common unitholder’s proportionate ownership interest in NEP may decrease;
•the amount of cash available for distribution on each common unit may decrease;
•the relative voting strength of each previously outstanding common unit may be diminished; and
•the market price of NEP's common units may decline.

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

Even though NEP is organized as a limited partnership under state law, NEP is treated as a corporation for U.S. federal income tax purposes. Accordingly, if NEP makes distributions from current or accumulated earnings and profits as computed for U.S. federal income tax purposes, such distributions will generally be taxable to unitholders as ordinary dividend income for U.S. federal income tax purposes. Distributions paid to non-corporate U.S. unitholders will be subject to U.S. federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. However, it is difficult to predict whether NEP will generate earnings and profits as computed for U.S. federal income tax purposes in any given tax year, and although NEP expects that a portion of its distributions to unitholders may exceed its current and accumulated earnings and profits as computed for U.S. federal income tax purposes and therefore constitute a non-taxable return-of-capital distribution to the extent of a unitholder’s basis in its units, this may not occur. In addition, although return-of-capital distributions are generally non-taxable to the extent of a unitholder’s basis in its units, such distributions will reduce the unitholder’s adjusted tax basis in its units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of NEP's common units, and to the extent any return-of-capital distribution exceeds a unitholder’s basis, such distributions will be treated as gain on the sale or exchange of the units.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NEP and its subsidiaries maintain properties consisting of renewable generation projects and natural gas pipeline assets which are adequate for their operations; the principal properties are described in Item 1. Business, which description is incorporated herein by reference.

Character of Ownership

The majority of NEP's generating facilities and pipelines are owned by NEP subsidiaries and are currently subject to NEE Equity's 54.7% noncontrolling limited partner interest in NEP OpCo. In addition, a subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline, NEER owns noncontrolling ownership interests in certain NEP OpCo subsidiaries and third-party investors own noncontrolling interests in certain NEP OpCo subsidiaries. See Item 1. Certain of the generating facilities and all of the pipelines are encumbered by liens securing various financings. Additionally, some of the generating facilities and pipelines occupy or use real property that is not owned by NEP subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

With regard to environmental proceedings to which a governmental authority is a party, NEP's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

The Environment and Natural Resources Division of the U.S. Department of Justice (DOJ) indicated during the fourth quarter of 2021 that its final position is that the act of an eagle flying into a wind turbine that results in the death of the eagle is a crime under the Migratory Bird Treaty Act (MBTA) and Bald and Golden Eagle Protection Act (BGEPA). The DOJ is investigating eagle fatalities that have occurred in proximity to certain wind facilities owned by NEP and alleges that the facilities caused eagle fatalities without having a permit in violation of the BGEPA and/or the MBTA. NEP undertakes adaptive management practices designed to avoid and minimize eagle impacts and a subsidiary of NEER is working on NEP’s behalf with both the DOJ and the U.S. Fish and Wildlife Service toward a constructive resolution that would resolve all prior fatalities at wind facilities operated by NEP nationwide, even though federal courts covering large portions of the U.S. have concluded that these statutes are intended to cover only hunting, poaching and other intentional acts and do not apply to accidental collisions with wind turbines or other structures, such as airplanes and buildings. NEP anticipates that any such resolution would not have a material adverse impact on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Unit Data. NEP's common units are traded on the NYSE under the symbol "NEP".

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextEra Energy Partners, the S&P 500 Index,
and a Peer Group

NextEra Energy Partners
S&P 500
Peer Group**
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21

	12/16	12/17	12/18	12/19	12/20	12/21
NextEra Energy Partners	100.00	175.92	182.49	232.87	308.39	400.96
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	130.42	119.73	178.56	291.63	300.66

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

**Consists of Atlantica Sustainable Infrastructure plc, Brookfield Renewable Partners, L.P., Clearway Energy, Inc. and NextEra Energy Partners, LP.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution could fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind and solar resource, maintenance and outage schedules, timing of debt service and other factors.

In February 2022, NEP paid a distribution of $0.7075 per common unit to its unitholders of record on February 4, 2022. See Management's Discussion – Liquidity and Capital Resources – Financing Arrangements and Note 12 with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay dividends to its unitholders.

As of January 31, 2022, there were 13 holders of record of NEP's common units.

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
During 2021, 2020 and 2019, NEP paid IDR fees of approximately $129 million, $104 million and $86 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, NEP was advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2021, 2020 and 2019, there were no purchases under the program. At December 31, 2021, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2021, NEP owned an approximately 45.3% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 54.7% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind and solar projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2021, 2020 and 2019, NEP acquired interests in various projects as discussed in Note 3.

Results of Operations

	Years Ended December 31,
	2021	2020	2019
	(millions)
OPERATING REVENUES
Renewable energy sales	$720	$703	$645
Texas pipelines service revenues	262	214	210
Total operating revenues	982	917	855
OPERATING EXPENSES
Operations and maintenance	419	363	336
Depreciation and amortization	288	271	259
Taxes other than income taxes and other	41	30	27
Total operating expenses – net	748	664	622
OPERATING INCOME	234	253	233
OTHER INCOME (DEDUCTIONS)
Interest expense	47	(620)	(702)
Equity in earnings of equity method investees	160	108	38
Equity in earnings (losses) of non-economic ownership interests	27	(3)	(4)
Other – net	4	5	5
Total other income (deductions) – net	238	(510)	(663)
INCOME (LOSS) BEFORE INCOME TAXES	472	(257)	(430)
INCOME TAX EXPENSE (BENEFIT)	48	(19)	(26)
NET INCOME (LOSS)	424	(238)	(404)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(5)	(17)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(287)	188	333
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$137	$(55)	$(88)

2021 Compared to 2020

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs and services provided under natural gas transportation agreements, partly offset by the amortization of intangible assets – PPAs (see Note 2 – Intangible Assets – PPAs). Operating revenues increased $65 million during the year ended December 31, 2021. The increase in renewable energy sales of approximately $17 million primarily reflects an increase of approximately $32 million related to the projects acquired in December 2020 and the second half of 2021 (see Note 3), partly offset by lower solar resource and lower availability due to maintenance outages. The increase in Texas pipeline service revenues of $48 million primarily reflects higher revenues of approximately $22 million associated with transportation and fuel management agreements during extreme weather in February 2021 (See Note 14 – Transportation and Fuel Management Agreements) and $15 million related to a pipeline expansion project that went into service in the third quarter of 2020.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, project acquisitions or expansion opportunities could impact future revenues.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, land payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 14). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses increased $56 million during the year ended December 31, 2021 primarily due to approximately $38 million in higher other corporate expenses, including higher IDR fees of $24 million related to growth in NEP's distributions to its common unitholders and $12 million of acquisition-related costs discussed in Note 3, and $11 million related to the projects acquired in December 2020 and the second half of 2021.

O&M expenses related to the existing portfolio are expected to remain relatively stable from year to year. However, NEP's O&M expenses are likely to increase as NEP acquires new projects.

Depreciation and Amortization
Depreciation and amortization expense reflects costs associated with depreciation and amortization of NEP's assets, based on depreciable asset lives and consistent depreciation methodologies. For certain of the renewable energy projects, CITCs are recorded as a reduction in property, plant and equipment – net on the consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense increased $17 million during the year ended December 31, 2021 primarily as a result of approximately $12 million of depreciation related to projects acquired in December 2020 and the second half of 2021.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. In 2020, interest expense also reflects approximately $67 million of costs including cash payments and the write-off of debt issuance costs, primarily related to the retirement of debt. Interest expense decreased approximately $667 million during the year ended December 31, 2021 primarily reflecting $563 million of favorable mark-to-market activity ($168 million of gains recorded in 2021 compared to $395 million of losses in 2020), the absence of approximately $67 million of costs associated with the retirement of debt in 2020 and lower interest expense related to the conversion of the 2017 convertible notes in 2020. See Note 12 and Note 5 – Financial Statement Impact of Derivative Instruments.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $52 million for the year ended December 31, 2021 primarily due to $33 million of earnings related to NEP's investment in projects in December 2020 (see Note 3) as well as an increase of approximately $18 million in earnings primarily related to NEP's investment in Desert Sunlight.

Income Taxes

NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the projects under NEP OpCo. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes.

For the year ended December 31, 2021, NEP recorded income tax expense of $48 million on income before income taxes of $472 million, resulting in an effective tax rate of approximately 10%. The income tax expense is primarily comprised of income tax expense of approximately $99 million at the statutory rate of 21% and $12 million of state income tax expense, partly offset by income tax benefit of $59 million related to income tax attributable to noncontrolling interests. See Note 7.

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

Net Loss (Income) Attributable to Noncontrolling Interests
Net loss (income) attributable to noncontrolling interests primarily reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a non-affiliated party's interest in one of the Texas pipelines, the loss allocated to differential membership interest investors, the income allocated to Class B noncontrolling ownership interests and NEER's noncontrolling ownership interest in Silver State. The net income attributable to noncontrolling interests of $287 million in 2021 compared to net loss attributable to noncontrolling interests of $188 million in 2020 primarily reflects the net income allocation to NEE Equity's noncontrolling interests compared to the allocation of a net loss in 2020 and the allocation of net income to additional Class B noncontrolling interests sold in 2020 and 2021. See Note 2 – Noncontrolling Interests and Note 13 – Class B Noncontrolling Interests.
2020 Compared to 2019

The comparison of the results of operations for the years ended December 31, 2020 and 2019 is included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 14, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 12 and Note 5) and distributions to common unitholders and holders of noncontrolling interests (see Note 13). NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments (see Note 3 and Note 15 – Development, Engineering and Construction Commitments). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations.

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

Liquidity Position

At December 31, 2021, NEP's liquidity position was approximately $1,191 million. The table below provides the components of NEP’s liquidity position:

	December 31, 2021	Maturity Date
	(millions)
Cash and cash equivalents	$147
Amounts due under the CSCS agreement	57
Revolving credit facilities(a)	1,250	2026(b)
Less borrowings(b)	(554)
Less issued letters of credit	(117)
NEP Renewables III final funding(c)	408
Total	$1,191
____________________
(a)    Excludes certain credit facilities discussed below due to restrictions on the use of the borrowings. See Note 12.
(b)    At December 31, 2021, outstanding borrowings of approximately $22 million have a maturity date of 2025. In February 2022, approximately $86 million was borrowed under the NEP OpCo credit facility and the maturity date for substantially all of the NEP OpCo credit facility was extended until 2027.
(c)    See Note 13 – Class B Noncontrolling Interests for a discussion of the final funding related to the sale of Class B noncontrolling interests in NEP Renewables III.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to a $1,250 million revolving credit facility (NEP OpCo credit facility) maturing in February 2027. During 2021, $1,698 million was drawn under the NEP OpCo credit facility and $1,144 million of the outstanding borrowings under this facility were repaid. At December 31, 2021, $554 million was outstanding under the NEP OpCo credit facility. For a discussion of the NEP OpCo credit facility, see Note 12.

During 2021, NEP issued $500 million in aggregate principal amount of 0% convertible senior notes due in 2024 and an indirect subsidiary of NEP OpCo borrowed $644 million under a limited-recourse senior secured variable rate term loan facility maturing in 2028. See Note 12.

During 2020, NEP issued $600 million in aggregate principal amount of 0% convertible senior notes due in 2025 and utilized proceeds to repay $500 million in aggregate principal amount of outstanding 4.25% senior unsecured notes due 2024 that were issued in September 2017. See Note 12.

During 2019, an indirect subsidiary of NEP entered into a credit agreement which provides $205 million under a limited-recourse senior secured variable rate term loan and provides up to $270 million under a revolving credit facility (STX Holdings revolving credit facility). Proceeds from any borrowings under the STX Holdings revolving credit facility are available exclusively to fund the cash portion of NEP's repurchase, if any, of the Class B noncontrolling interests related to STX Midstream (see Note 13 – Class B Noncontrolling Interests), subject to certain limitations. At December 31, 2021, $270 million remains available under the STX Holdings revolving credit facility.

In 2019, indirect subsidiaries of NEP entered into a credit agreement (Meade credit agreement) which provides up to $915 million under three limited-recourse senior secured variable rate term loans to finance a portion of the Meade acquisition and the expansion (see Note 3). At December 31, 2021, approximately $45 million remains available under the Meade credit agreement to fund the expansion. See Note 12.

During 2019, NEP OpCo issued $700 million in aggregate principal amount of 4.25% senior notes due July 2024 and $500 million in aggregate principal amount of 3.875% senior notes due October 2026. See Note 12.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At December 31, 2021, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

In 2021, NEP paid aggregate consideration of approximately $885 million, consisting of approximately 7.3 million NEP common units and $265 million in cash, for the buyout of the Class B noncontrolling membership interests in NEP Renewables. See Note 13 – Class B Noncontrolling Interests. In 2020, NEP issued approximately 4.67 million NEP common units upon the conversion of the remaining convertible preferred units on a one-for-one basis. See Note 13 – Preferred Units. Also in 2020, NEP issued approximately 5.7 million NEP common units upon the conversion of approximately $300 million principal amount of convertible notes. See Note 12. In 2019, NEP converted approximately 9.35 million convertible preferred units into NEP common units on a one-for-one basis.

In 2021, 2020 and 2019, NEP issued and sold noncontrolling Class B interests in certain of its subsidiaries. NEP has buyout rights, subject to certain limitations and/or extensions, under which NEP has the right to pay a portion of the buyout price in NEP non-voting common units or NEP common units, as specified in the related agreement. The Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which could increase if certain minimum buyout rights are not exercised or are not exercised during a certain period. See Note 13 – Class B Noncontrolling Interests.

During 2021, NEP issued approximately 0.7 million NEP common units under its at-the-market equity issuance program (ATM program), which expired in July 2021, for gross proceeds of approximately $50 million. In July 2021, NEP filed a registration statement with the SEC, which became effective in August 2021, for up to $300 million of common units which may be sold under a renewed ATM program, depending on market conditions and other considerations, to permit additional financing flexibility.

In July 2021, NEP filed a shelf registration statement with the SEC, which became effective upon filing, for an unspecified amount of securities. The amount of securities issuable by NEP is established from time to time by the board. Securities that may be issued under the registration statement include common units, preferred units, warrants, rights, debt securities, equity purchase contracts and equity purchase units.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2021 and 2020, NEP had capital expenditures, excluding the purchase prices of acquired projects, of approximately $113 million and $334 million, respectively, primarily reflecting costs associated with the repowering of certain wind facilities and expansion projects at certain pipelines. In the third and fourth quarters of 2020, an expansion investment at one of the Texas pipelines and the repowered wind generation facilities were placed in service. NEP also made investments in CPL related to an expansion that was completed in the fourth quarter of 2021. See Note 15 – Development, Engineering and Construction Commitments. NEP expects to have capital expenditures in 2022 related to the newly constructed renewable energy and battery storage facilities, as well as the three facilities that are under construction which were acquired from NEER in December 2021. Such expenditures will be reimbursed by NEER as contemplated in the acquisition (see Note 3). These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

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

NEP OpCo's partnership agreement requires it to distribute all of its available cash to its unitholders, including NEP, each quarter. Generally, NEP OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by NEP OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects. The cash available for distribution could fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind and solar resource, maintenance and outage schedules, timing of debt service and other factors.

During 2021 and 2020, NEP distributed approximately $198 million and $154 million, respectively, to its common unitholders. In addition, NEP paid approximately $59 million in distributions to its common unitholders in February 2022.

Credit Ratings

NEP’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. As of February 22, 2022, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) continue to assign the following credit ratings to NEP:

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

Cash Flows

The following table reflects the changes in cash flows for the comparative periods:

	Years Ended December 31,
	2021	2020	2019
	(millions)
Net cash provided by operating activities	$677	$665	$346
Net cash used in investing activities	$(2,301)	$(681)	$(2,349)
Net cash provided by (used in) financing activities	$1,663	$(4)	$1,969

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities in 2021 compared to 2020 was primarily driven by lower interest payments and higher cash from operations associated with the ownership interests in projects acquired in 2020 and the second half of 2021, partly offset by the timing of working capital and higher corporate operating expenses, including higher IDR fees.

Net Cash Used in Investing Activities

	Years Ended December 31,
	2021	2020	2019
	(millions)
Acquisitions of membership interests in subsidiaries – net	$(2,352)	$(378)	$(2,322)
Capital expenditures and other investments	(113)	(334)	(93)
Payments from (to) related parties under CSCS agreement – net	(47)	2	54
Proceeds from CITCs	75	—	—
Distributions from non-economic ownership interests	90	—	—
Other	46	29	12
Net cash used in investing activities	$(2,301)	$(681)	$(2,349)

The increase in net cash used in investing activities during 2021 was primarily driven by higher net cash used for acquisitions in 2021 compared to 2020 (see Note 3), partly offset by lower capital expenditures in 2021 primarily related to the completion of certain construction activities in 2020 (see Capital Expenditures discussed above), distributions from non-economic ownership interests (amounts distributed back to the non-economic ownership interests are reflected in partner distributions within financing activities) and CITC proceeds received in 2021.

Net Cash Provided by (Used in) Financing Activities

	Years Ended December 31,
	2021	2020	2019
	(millions)
Proceeds from issuance of common units – net	$50	$2	$2
Issuances (retirements) of long-term debt – net	1,721	(471)	588
Partner contributions	2	9	14
Partner distributions	(619)	(442)	(362)
Proceeds related to differential membership interests – net	87	243	36
Proceeds related to Class B noncontrolling interests – net	548	705	1,765
Debt issuance costs	(12)	(1)	(48)
Capped call transactions – net	(31)	(33)	—
Payment of CITC obligation to third party	(65)	—	—
Other	(18)	(16)	(26)
Net cash provided by (used in) financing activities	$1,663	$(4)	$1,969

The change in net cash provided by financing activities in 2021 compared to net cash used in financing activities in 2020 is primarily due to debt issuances in 2021 compared to debt retirements in 2020, partly offset by lower net proceeds related to differential membership interests and Class B noncontrolling interests (see Note 2 Noncontrolling Interests and Note 13 – Class B Noncontrolling Interests) and higher partner distributions.

The comparison of the cash flows for the years ended December 31, 2020 and 2019 are included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Rules and Interpretations

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board issued an accounting standards update which provides certain options to apply accounting guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate and other interbank offered rates to alternative reference rates. See Note 2 – Reference Rate Reform.

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

Carrying Value of Equity Method Investments

NEP evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired.

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

Business Combinations

Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed and, for business acquisitions, in determining the allocation of goodwill to a reporting unit. These estimates may be affected by factors such as changing market conditions, technological advances in the energy industry or changes in regulations governing that industry. Other key inputs that require judgment include discount rates, comparable market transactions, estimated useful lives and probability of future transactions. The most significant assumptions requiring the most judgment involve identifying and estimating the fair value of intangible assets and property, plant and equipment and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant transactions, NEP may utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets and property, plant and equipment. For business acquisitions, the allocation of the purchase price may be modified up to one year from the date of the acquisition if new information is obtained about the fair value of assets acquired and liabilities assumed. See Note 3.

Goodwill and Other Intangible Assets

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2021 and determined, based on the results, that no goodwill impairment charge was required.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2021, approximately 89% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At December 31, 2021, the estimated fair value of NEP's long-term debt was approximately $5.5 billion and the carrying value of the long-term debt was $5.3 billion. See Note 6 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $20 million at December 31, 2021.

At December 31, 2021, NEP had interest rate contracts with a net notional amount of approximately $7.9 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at December 31, 2021 would increase by approximately $120 million.

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

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

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

The Board of Directors pursues its oversight responsibility for financial reporting and accounting through its Audit Committee. This Committee, which is comprised entirely of independent directors, meets regularly with management, the internal auditors and the independent auditors to make inquiries as to the manner in which the responsibilities of each are being discharged. The independent auditors and the internal audit staff have free access to the Committee without management present to discuss auditing, internal accounting control and financial reporting matters.

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2021.

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
James M. May Controller and Chief Accounting Officer NextEra Energy Partners, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of NEP and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.

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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEP as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEP’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022 expressed an unqualified opinion on NEP’s internal control over financial reporting.

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
Acquisitions — Refer to Note 3 to the financial statements
Critical Audit Matter Description
As discussed in Note 3 to the financial statements, in August, October and December 2021 indirect subsidiaries of NEP completed acquisitions of ownership interests in wind and solar generation facilities, some of which included storage, for consideration of $815 million, $585 million and $858 million. The August acquisition was from a third party and the October and December acquisitions were from NextEra Energy Resources, LLC. NEP accounted for the August and October acquisitions as business combinations, and the December acquisition as an asset acquisition. NEP’s allocation of the purchase price among acquired assets required management to make estimates and assumptions, including Level 3 (unobservable) inputs, related to the future cash flows and the discount rate in determining and assigning fair value.
The accounting and reporting for these transactions required an increased extent of audit effort and specialized skill and knowledge. Auditing the unobservable inputs used by management to estimate the fair value of the acquired assets involved subjective judgments and an increased extent of effort, including the need to involve our firm specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We tested the effectiveness of controls over purchase accounting, including management’s review of the third-party specialist’s valuation reports.
•We evaluated the competency of the third-party specialist engaged by management to perform the valuations. We read the third-party valuation reports.
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results of the acquired generation facilities and/ or similar generation facilities acquired in previous years.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•We used personnel in our firm who specialize in energy transacting to assist in testing certain inputs in management's fair value models.
•With the assistance of our fair value specialists, we (1) evaluated the reasonableness of the valuation methodology, (2) evaluated the reasonableness of the discount rates, including testing the source information underlying the determination of the discount rates, assessing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management, and (3) assessed the mathematical accuracy of significant calculations in the valuation schedules.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 22, 2022

We have served as NEP's auditor since 2014.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)

	Years Ended December 31,
	2021	2020	2019
OPERATING REVENUES
Renewable energy sales	$720	$703	$645
Texas pipelines service revenues	262	214	210
Total operating revenues(a)	982	917	855
OPERATING EXPENSES
Operations and maintenance(b)	419	363	336
Depreciation and amortization	288	271	259
Taxes other than income taxes and other	41	30	27
Total operating expenses – net	748	664	622
OPERATING INCOME	234	253	233
OTHER INCOME (DEDUCTIONS)
Interest expense	47	(620)	(702)
Equity in earnings of equity method investees	160	108	38
Equity in earnings (losses) of non-economic ownership interests	27	(3)	(4)
Other – net	4	5	5
Total other income (deductions) – net	238	(510)	(663)
INCOME (LOSS) BEFORE INCOME TAXES	472	(257)	(430)
INCOME TAX EXPENSE (BENEFIT)	48	(19)	(26)
NET INCOME (LOSS)	424	(238)	(404)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	(5)	(17)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(287)	188	333
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$137	$(55)	$(88)

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic	$1.77	$(0.81)	$(1.51)
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$1.77	$(0.81)	$(1.51)
____________________
(a)    Includes related party revenues of approximately $42 million, $16 million and $8 million for 2021, 2020 and 2019, respectively.
(b)    Includes operations and maintenance (O&M) expenses related to renewable energy projects of approximately $207 million, $201 million and $182 million and O&M expenses related to the Texas pipelines of $47 million, $40 million and $47 million for 2021, 2020 and 2019, respectively. Total O&M expenses presented includes related party amounts of approximately $214 million, $146 million and $116 million for 2021, 2020 and 2019, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$424	$(238)	$(404)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0, $0, and $0 tax benefit, respectively)	—	—	(6)
Other comprehensive income related to equity method investee (net of $0 tax benefit, $0 tax benefit and $0 tax expense, respectively)	2	2	2
Total other comprehensive income (loss), net of tax	2	2	(4)
COMPREHENSIVE INCOME (LOSS)	426	(236)	(408)
Comprehensive income attributable to preferred distributions	—	(5)	(17)
Comprehensive loss (income) attributable to noncontrolling interests	(290)	186	335
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$136	$(55)	$(90)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$147	$108
Accounts receivable	112	83
Other receivables	24	155
Due from related parties	1,061	28
Inventory	41	24
Other	25	16
Total current assets	1,410	414
Other assets:
Property, plant and equipment – net	11,417	7,163
Intangible assets – PPAs – net	2,175	1,572
Intangible assets – customer relationships – net	593	610
Goodwill	891	609
Investments in equity method investees	1,896	1,814
Deferred income taxes	322	249
Other	272	131
Total other assets	17,566	12,148
TOTAL ASSETS	$18,976	$12,562
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$982	$143
Due to related parties	104	66
Current portion of long-term debt	33	12
Accrued interest	26	25
Derivatives	26	20
Accrued property taxes	25	22
Other	65	62
Total current liabilities	1,261	350
Other liabilities and deferred credits:
Long-term debt	5,294	3,376
Asset retirement obligation	243	144
Derivatives	595	782
Due to related parties	41	33
Other	383	170
Total other liabilities and deferred credits	6,556	4,505
TOTAL LIABILITIES	7,817	4,855
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	321	—
EQUITY
Common units (83.9 and 75.9 units issued and outstanding, respectively)	2,985	2,362
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	7,861	5,353
TOTAL EQUITY	10,838	7,707
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$18,976	$12,562

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$424	$(238)	$(404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	288	271	259
Intangible amortization – PPAs	117	103	72
Change in value of derivative contracts	(189)	384	323
Deferred income taxes	46	(26)	(26)
Equity in earnings of equity method investees, net of distributions received	21	85	(23)
Equity in losses (earnings) of non-economic ownership interests, net of distributions received	(21)	3	4
Costs related to retirement of debt – net	—	67	153
Other – net	16	15	12
Changes in operating assets and liabilities:
Current assets	(6)	6	(17)
Noncurrent assets	(7)	(4)	(1)
Current liabilities	(10)	(1)	(6)
Noncurrent liabilities	(2)	—	—
Net cash provided by operating activities	677	665	346
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of membership interests in subsidiaries – net	(2,352)	(378)	(2,322)
Capital expenditures and other investments	(113)	(334)	(93)
Proceeds from CITCs	75	—	—
Payments from (to) related parties under CSCS agreement – net	(47)	2	54
Distributions from equity method investee	1	8	—
Distributions from non-economic ownership interests	90	—	—
Other	45	21	12
Net cash used in investing activities	(2,301)	(681)	(2,349)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	50	2	2
Issuances of long-term debt, including premiums and discounts	2,880	695	3,380
Retirements of long-term debt	(1,159)	(1,166)	(2,792)
Debt issuance costs	(12)	(1)	(48)
Capped call settlement	—	30	—
Capped call transaction	(31)	(63)	—
Partner contributions	2	9	14
Partner distributions	(619)	(442)	(362)
Preferred unit distributions	—	(7)	(21)
Proceeds on sale of Class B noncontrolling interests – net	893	750	1,788
Payments to Class B noncontrolling interests investors	(80)	(45)	(23)
Buyout of Class B noncontrolling interest investors	(265)	—	—
Proceeds on sale of differential membership interests	48	179	—
Proceeds from differential membership investors	74	94	66
Payments to differential membership investors	(35)	(30)	(30)
Change in amounts due to related parties	(13)	(3)	(5)
Payment of CITC obligation to third party	(65)	—	—
Other	(5)	(6)	—
Net cash provided by (used in) financing activities	1,663	(4)	1,969
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	39	(20)	(34)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	112	132	166
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$151	$112	$132
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$126	$163	$162
Cash paid for income taxes	$2	$6	$1
Change in noncash investments in equity method investees – net	$127	$12	$12
Accrued property additions	$971	$32	$10
Conversion of 2017 convertible notes to common units	$—	$300	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2018	14	$548	56.1	$1,804	$(6)	$3,192	$5,538	$—
Issuance of common units – net(a)	(9.3)	(365)	9.4	407	—	—	42	—
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	—	462	462	—
Related party note receivable	—	—	—	—	—	2	2	—
Net income (loss)	—	17	—	(88)	—	(333)	(404)	—
Other comprehensive loss	—	—	—	—	(2)	(2)	(4)	—
Related party contributions	—	—	—	—	—	23	23	—
Related party distributions	—	—	—	—	—	(249)	(249)	—
Changes in non-economic ownership interests	—	—	—	—	—	(12)	(12)	—
Other differential membership investment activity	—	—	—	—	—	36	36	—
Sale of Class B noncontrolling interest – net	—	—	—	(2)	—	1,788	1,786	—
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(23)	(23)	—
Distributions to unitholders(b)	—	(17)	—	(115)	—	—	(132)	—
Other – net	—	—	—	2	—	(1)	1	—
Balances, December 31, 2019	4.7	183	65.5	2,008	(8)	4,883	7,066	—
Issuance of common units – net(a)	(4.7)	(183)	10.4	543	—	—	360	—
Capped call settlement, including deferred taxes	—	—	—	33	—	—	33	—
Capped call transaction	—	—	—	(63)	—	—	(63)	—
Related party note receivable	—	—	—	—	—	2	2	—
Net income (loss)	—	5	—	(55)	—	(188)	(238)	—
Other comprehensive income	—	—	—	—	—	2	2	—
Related party contributions	—	—	—	—	—	7	7	—
Related party distributions	—	—	—	—	—	(290)	(290)	—
Changes in non-economic ownership interests	—	—	—	—	—	(12)	(12)	—
Sale of differential membership interest	—	—	—	(3)	—	179	176	—
Other differential membership investment activity	—	—	—	—	—	64	64	—
Sale of Class B noncontrolling interests – net	—	—	—	(4)	—	750	746	—
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(45)	(45)	—
Distributions to unitholders(b)	—	(5)	—	(154)	—	—	(159)	—
Conversion option of 2020 convertible notes, including deferred taxes	—	—	—	57	—	—	57	—
Other – net	—	—	—	—	—	1	1	—
Balances, December 31, 2020	—	—	75.9	2,362	(8)	5,353	7,707	—
Issuance of common units – net	—	—	0.7	56	—	—	56	—
Acquisition of subsidiaries with noncontrolling ownership interests	—	—	—	—	—	2,494	2,494	321
Capped call transaction	—	—	—	(31)	—	—	(31)	—
Related party note receivable	—	—	—	—	—	2	2	—
Net income	—	—	—	137	—	287	424
Other comprehensive income	—	—	—	—	—	2	2	—
Related party distributions	—	—	—	—	—	(424)	(424)	—
Changes in non-economic ownership interests	—	—	—	—	—	127	127	—
Sale of differential membership interest	—	—	—	—	—	48	48	—
Other differential membership investment activity	—	—	—	—	—	39	39	—
Sale of Class B noncontrolling interest – net	—	—	—	(3)	—	893	890	—
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(80)	(80)	—
Distributions to unitholders(b)	—	—	—	(198)	—	—	(198)	—
Adoption of accounting standards update	—	—	—	(57)	—	1	(56)	—
Exercise of Class B noncontrolling interest buyout right(c)	—	—	7.3	719	—	(879)	(160)	—
Other – net	—	—	—	—	—	(2)	(2)	—
Balances, December 31, 2021	—	$—	83.9	$2,985	$(8)	$7,861	$10,838	$321
____________________________

(a)
In 2020, NEP issued approximately 4.7 million NEP common units upon the conversion of preferred units on a one-for-one basis and issued 5.7 million NEP common units upon the conversion of $300 million of convertible notes (see Note 13 – Preferred Units and Note 12). NEP recognized a deferred tax asset of approximately $59 million related to the issuance of NEP common units. In 2019, NEP converted approximately 9.3 million preferred units into NEP common units on a one-for-one basis and recognized a deferred tax asset of approximately $39 million related to the issuance of NEP common units.

(b)	Distributions per common unit were $2.6000, $2.2625 and $1.9675 for the years ended December 31, 2021, 2020 and 2019, respectively.
(c)
Reflects the issuance of approximately 7.3 million NEP common units and recognition of a $105 million deferred tax asset in connection with the exercise of the Class B noncontrolling interest buyout right discussed in Note 13 – Class B Noncontrolling Interests.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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

NEP OpCo is a limited partnership with a general partner and limited partners. NEP consolidates the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2021, NEP owned an approximately 45.3% limited partner interest in NEP OpCo's common units and NEE Equity owned a noncontrolling 54.7% limited partner interest in NEP OpCo's common units.

In connection with the IPO, NEP acquired a portfolio of clean, contracted renewable energy assets including wind and solar energy generating facilities. Subsequent to the IPO, NEP expanded its portfolio through the acquisition of additional interests in wind and solar energy generating facilities primarily from NextEra Energy Resources, LLC (NEER), as well as the 2015 acquisition of interests in seven natural gas pipeline assets located in Texas (Texas pipelines) and the 2019 acquisition of an interest in a natural gas pipeline located in Pennsylvania from third parties. See Note 3.

2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation – NEP’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.), or GAAP. The consolidated financial statements include NEP’s accounts and operations and those of its subsidiaries in which NEP has a controlling interest.

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

Revenue Recognition – Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements (PPA) and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs, or natural gas transportation services are performed. See Note 4.

In 2021, 2020 and 2019, approximately $141 million, $122 million and $125 million, respectively, of NEP's consolidated revenues were attributable to foreign countries, primarily related to its contract with a Mexican counterparty.

Income Taxes – NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the projects under NEP OpCo.

Equity – Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. NextEra Energy Partners GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2021 and 2020.

Limited partners' equity in common units at December 31, 2021 and 2020 reflects the investment of NEP common unitholders, changes to net income attributable to NEP, distributions of available cash to common unitholders and other contributions from or distributions to NEP common unitholders. Accumulated other comprehensive loss at December 31, 2021 and 2020 reflects comprehensive income (loss) attributable to NEP.

Noncontrolling Interests – Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity on NEP’s consolidated balance sheets. At December 31, 2021, noncontrolling interests on NEP's consolidated balance sheets primarily reflects NEE Equity's 54.7% noncontrolling interest in NEP OpCo, non-affiliated parties' 10% interest in one of the Texas pipelines and 50% interest in the renewable energy projects purchased from NEER in December 2021 (see Note 3), NEER's approximately 50% noncontrolling ownership interest in Silver State, the interests related to differential membership interests discussed below and the Class B noncontrolling ownership interests discussed below.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain indirect subsidiaries of NEP have sold Class B membership interests in entities that have ownership interests in 32 wind projects and 7 solar projects, including related battery storage facilities, (differential membership interests) to third-party investors. Although the third-party investors own equity interests in the wind and solar projects, NEP retains a controlling interest in the entities as of December 31, 2021 and therefore presents the differential membership interests as noncontrolling interests. NEP, through O&M and administrative services agreements with subsidiaries of NEER, operates and manages the wind and solar projects, and consolidates the entities that directly and indirectly own the wind and solar projects. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEP. NEP has the right to call the third-party interests at specified amounts if and when the flip date occurs.

Subsidiaries of NEP have sold Class B noncontrolling membership interests in NEP Renewables, LLC (NEP Renewables), NEP Renewables II, LLC (NEP Renewables II), NextEra Energy Partners Pipelines, LLC (NEP Pipelines), South Texas Midstream, LLC (STX Midstream), Genesis Solar Holdings, LLC (Genesis Holdings) and NEP Renewables III, LLC (NEP Renewables III) (collectively, Class B noncontrolling ownership interests). In November 2021, NEP exercised its buyout right for the Class B noncontrolling interests in NEP Renewables. See Note 13 – Class B Noncontrolling Interests. The NEP subsidiaries selling the Class B noncontrolling ownership interests retain controlling interests in the related entities as of December 31, 2021 and therefore NEP presents the Class B noncontrolling ownership interests as noncontrolling interests.

For the differential membership interests and Class B noncontrolling ownership interests, NEP has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each investment but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third party, in hypothetical liquidation, would achieve its targeted return, NEP attributes the additional hypothetical proceeds to the differential membership interests based on the call price.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the noncontrolling interests, other than the differential membership interests and the Class B noncontrolling interests, net income (loss) is allocated based on the respective ownership percentages. Thus, the impact of the net income (loss) attributable to the Class B noncontrolling ownership interests and the differential membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on their respective ownership percentage of NEP OpCo. Distributions related to the noncontrolling interests, other than the differential membership interests and Class B noncontrolling interests, are reflected as partner distributions in NEP's consolidated statements of cash flows. Details of the activity in noncontrolling interests for the years ended December 31, 2021, 2020 and 2019 are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2018	$751	$2,019	$342	$80	$3,192
Sale of Class B noncontrolling interests – net	1,788	—	—	—	1,788
Acquisition of subsidiary with noncontrolling interests	—	—	462	—	462
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	112	(257)	(184)	(4)	(333)
Other comprehensive loss	—	—	(2)	—	(2)
Related party contributions	—	—	12	11	23
Related party distributions	—	—	(242)	(7)	(249)
Changes in non-economic ownership interests	—	—	—	(12)	(12)
Differential membership investment contributions, net of distributions	—	36	—	—	36
Payments to Class B noncontrolling interest investors	(23)	—	—	—	(23)
Other	—	—	(1)	—	(1)
Balances, December 31, 2019	2,628	1,798	389	68	4,883
Sale of Class B noncontrolling interests – net	750	—	—	—	750
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	217	(282)	(127)	4	(188)
Other comprehensive income	—	—	2	—	2
Related party contributions	—	—	—	7	7
Related party distributions	—	—	(281)	(9)	(290)
Changes in non-economic ownership interests	—	—	—	(12)	(12)
Differential membership investment contributions, net of distributions	—	64	—	—	64
Payments to Class B noncontrolling interest investors	(45)	—	—	—	(45)
Sale of differential membership interest	—	179	—	—	179
Other	—	—	1	—	1
Balances, December 31, 2020	3,550	1,759	(14)	58	5,353
Sale of Class B noncontrolling interest – net	893	—	—	—	893
Acquisition of subsidiaries with noncontrolling interests	—	1,618	25	851	2,494
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	298	(313)	269	33	287
Other comprehensive income	—	—	2	—	2
Related party distributions	—	—	(322)	(102)	(424)
Changes in non-economic ownership interests	—	—	—	127	127
Differential membership investment contributions, net of distributions	—	39	—	—	39
Payments to Class B noncontrolling interest investors	(80)	—	—	—	(80)
Sale of differential membership interest	—	48	—	—	48
Exercise of Class B noncontrolling interest buyout right	(879)	—	—	—	(879)
Other	1	(1)	—	(1)	(1)
Balances, December 31, 2021	$3,783	$3,150	$(38)	$966	$7,861
____________________
(a)    Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interest in Silver State.

Redeemable Noncontrolling Interests – Prior to the acquisition in December 2021 from NEER (see Note 3), differential membership interests related to certain of the acquired solar facilities were sold to third party investors. If, subject to certain contingencies, certain events occur that delay or prevent completion of any underlying projects, NEP may be obligated to reacquire all or a portion of the third party investors' interests in these projects for up to approximately $204 million. Additionally, if

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a solar production tax credit is not enacted by a certain date, NEP may be obligated to return proceeds of approximately $117 million to the third party investors in these projects. Prior to paying any amounts to the third party investors related to these contingencies, NEP would receive the full amount of any such payments from a subsidiary of NEER. As these potential redemptions or return of proceeds are outside of NEP’s control, the balances were classified as redeemable noncontrolling interests on NEP's consolidated balance sheet as of December 31, 2021. These contingencies are expected to be resolved during 2022.

Property, Plant and Equipment – net – Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations, transmission lines and pipeline facilities. Property, plant and equipment, excluding land and perpetual rights-of-way, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to 50 years, commencing on the date the assets are placed in service or acquired (see Note 8). Maintenance and repairs of property, plant and equipment are charged to O&M expense as incurred.

Property, plant and equipment – net on NEP's consolidated balance sheets includes construction work in progress which reflects construction materials, other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. Upon commencement of plant or pipeline operations, costs associated with construction work in progress are transferred to the appropriate category in property, plant and equipment – net.

The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits) for certain renewable energy property. Convertible investment tax credits (CITCs) are recorded as a reduction in property, plant and equipment – net on NEP's consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. At December 31, 2021 and 2020, CITCs, net of amortization, were approximately $448 million and $400 million, respectively. At December 31, 2020, other receivables on NEP's consolidated balance sheets included a CITC receivable of approximately $124 million associated with one of its solar projects. At December 31, 2020, corresponding liabilities of approximately $100 million and $12 million related to the CITC payments required to be paid to the third party who constructed the project were reflected as accounts payable and accrued expenses and current other liabilities, respectively, and $12 million of CITC payments to be paid to NEER are reflected as current due to related parties on NEP's consolidated balance sheets. During 2021, a settlement agreement related to the CITC receivable was reached and the CITC receivable and related payments to NEER and the third party were paid.

Cash and Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on NEP's consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2021 and 2020.

Restricted Cash – At December 31, 2021 and 2020, NEP had approximately $4 million and $4 million, respectively, of restricted cash included in current other assets on NEP's consolidated balance sheets. Restricted cash at December 31, 2021 and 2020 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk – Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. The majority of NEP's counterparties are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2021 have been collected.

During 2021, NEP derived approximately 12% and 14% of its consolidated revenue from its contracts with Pacific Gas and Electric Company and Mex Gas Supply S.L., respectively.

Inventories – Spare parts inventories are carried at the lower of weighted-average cost and net realizable value.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets – Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2021 and 2020, no impairment adjustments were necessary.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations – For projects acquired in a business combination, NEP allocates the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Goodwill acquired in connection with business acquisitions represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and evaluating the fair value of liabilities assumed. See Note 3.

Goodwill and Indefinite-Lived Intangible Assets – Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually by applying a fair value-based analysis. NEP completed the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1 and determined, based on the results, that no goodwill impairment charge was required.

Intangible Asset – Customer Relationships – At December 31, 2021 and 2020, NEP's consolidated balance sheets reflect intangible asset – customer relationships related to the acquisition of the Texas pipelines in 2015. Intangible asset – customer relationships are amortized on a straight-line basis over the estimated useful life of approximately 40 years. For each of the years ended December 31, 2021, 2020 and 2019, amortization expense was approximately $17 million and is expected to be approximately $17 million in each of the next five years.

Intangible Asset – PPAs – At December 31, 2021 and 2020, NEP's consolidated balance sheets reflect intangible asset – PPAs primarily related to acquisitions in 2018 and the acquisitions discussed in Note 3. Intangible asset – PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs, which approximates the period giving rise to the value. At December 31, 2021 and 2020, accumulated amortization related to the intangible asset – PPAs was approximately $295 million and $177 million, respectively. At December 31, 2021, amortization of the intangible asset – PPAs is expected to be approximately $160 million in each of the next five years.

Intangible Liabilities – PPAs - At December 31, 2021, intangible liabilities of approximately $179 million are reflected as noncurrent other liabilities on NEP's consolidated balance sheets. The intangible liabilities relate to the December 2021 acquisition from NEER discussed in Note 3 and will be amortized into operating revenues on a straight-line basis over the remaining contract terms of the PPAs, which approximates the period giving rise to the value. At December 31, 2021, amortization of the intangible liabilities is expected to be approximately $13 million in each of the next five years.

Derivative Instruments and Hedging Activities – Derivative instruments, when required to be marked to market, are recorded on NEP’s consolidated balance sheets as either an asset or a liability measured at fair value. See Note 5.

Fair Value Measurements – NEP uses several different valuation techniques to measure the fair value of assets and liabilities relying primarily on the market approach of using prices and other market information for identical or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of its assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels. See Note 5.

Long-term Debt Costs – NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $12 million and $10 million of debt issuance costs during the year ended December 31, 2021 and 2020, respectively. The amortization of debt issuance costs totaled approximately $11 million, $11 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in interest expense in NEP’s consolidated statements of income (loss). In addition, NEP wrote-off approximately $4 million of debt issuance costs during 2020 due to the retirement of the related debt. See Note 12.

Asset Retirement Obligations – Asset retirement obligations are those for which a legal obligation exists under laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing or method of settlement may be conditioned on a future event.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEP recorded accretion expense of approximately $7 million, $7 million and $6 million in the years ended December 31, 2021, 2020 and 2019, respectively. Additional AROs were established amounting to approximately $101 million and $38 million in the years ended December 31, 2021 and 2019, respectively, related to the acquisitions in those periods (see Note 3).

Investments in Unconsolidated Entities – NEP accounts for the investments in its unconsolidated entities under the equity method. NEP’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings of equity method investees and equity in earnings (losses) of non-economic ownership interests in NEP's consolidated statements of income (loss). NEP records losses of the unconsolidated entities only to the extent of its investment unless there is an obligation to provide further financial support for the investee. All equity in earnings (losses) of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 9 and Note 10. NEP evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired. An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value.

Variable Interest Entities (VIEs) – An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. NEP evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 10.

Leases – NEP determines if an arrangement is a lease at inception. NEP recognizes a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEP has elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for substantially all classes of underlying assets except for purchase power agreements. ROU assets are included primarily in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEP's consolidated balance sheets. Operating lease expense is included in O&M expense, interest and amortization expense associated with finance leases are included in interest expense and depreciation and amortization expense, respectively, and interest income associated with sales-type leases is included in operating revenues in NEP’s consolidated statements of income (loss). See Note 11.

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

Distinguishing Liabilities and Equity – In August 2020, the FASB issued an accounting standards update which updates the accounting guidance for financial instruments with the characteristics of liabilities and equity, including debt with conversion options and other equity-linked instruments such as the $600 million in principal amount of convertible notes issued in December 2020 (2020 convertible notes) (see Note 12). NEP adopted this standard on January 1, 2021 by applying it retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective approach). Upon adoption, NEP reclassified approximately $64 million related to the embedded conversion feature for the 2020 convertible notes from common units equity to long-term debt.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions

In June 2019, an indirect subsidiary of NEP completed the acquisition from NEER (June 2019 acquisition) of the following:

•100% of the membership interests in Ashtabula Wind II, LLC, a project company that owns a 120 megawatt (MW) wind generation facility located in North Dakota;
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

NEER retained ownership interests in Rosmar and Silver State and remains the managing member of Rosmar. Thus, NEP's interest in Rosmar is reflected within investments in equity method investees on the consolidated balance sheets. NEER's remaining interest in Silver State is reflected within noncontrolling interests on the consolidated balance sheets (see Note 2 – Noncontrolling Interests).
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

In November 2019, Meade Pipeline Investment, LLC (the Meade purchaser), an indirect subsidiary of NEP, acquired all of the ownership interests in Meade Pipeline Co, LLC (Meade), which owns an approximately 39.2% aggregate ownership interest in the Central Penn Line (CPL), a 185-mile natural gas pipeline that operates in Pennsylvania, and a 40% ownership interest in an expansion project of the gas pipeline. The purchase price included cash consideration of $1,280 million. NEP recorded an investment in equity method investee of approximately $1,296 million after adjusting for working capital, other closing items and direct acquisition costs. In addition, NEP agreed to fund approximately $90 million of capital expenditures related to the expansion project which was placed in service in the fourth quarter of 2021. NEP's indirect ownership interest in Meade, including Meade's ownership interests in the CPL and the related expansion project, is reflected within investment in equity method investees. See Note 9.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The purchase price consisted of cash consideration of approximately $374 million, plus working capital and other adjustments of approximately $4 million. The purchase price was allocated primarily to investment in equity method investees of approximately $223 million, property, plant and equipment – net of $137 million and intangible assets – PPAs – net of $18 million based on the fair value of assets acquired and liabilities assumed.

In August 2021, an indirect subsidiary of NEP completed the acquisition (August 2021 acquisition) of 100% of the ownership interests in each of:

•Highview Power Holdings, LLC, which indirectly owns a 150 MW wind generation facility located in California;
•Brookfield Windstar Holding, LLC, which indirectly owns a 120 MW wind generation facility located in California;
•Brookfield Coram Wind Development, LLC, which indirectly owns a 22 MW wind generation facility located in California; and
•BAIF Granite Holdings, LLC, which indirectly owns a 99 MW wind generation facility located in New Hampshire.

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

The following table summarizes the preliminary amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the August 2021 acquisition:

(millions)
Total consideration transferred	$815
Identifiable assets acquired and liabilities assumed
Cash	$18
Accounts receivable, inventory and prepaid expenses	14
Property, plant and equipment – net	191
Intangible assets – PPAs	432
Goodwill	179
Other noncurrent assets	1
Accounts payable, accrued expenses and other current liabilities	(8)
Other noncurrent liabilities	(12)
Total net identifiable assets, at fair value	$815

In October 2021, an indirect subsidiary of NEP completed the acquisition of ownership interests (October 2021 acquisition) in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW from subsidiaries of NEER for a purchase price consisting of cash consideration of approximately $563 million, plus working capital and other adjustments of $22 million. NEP's share of the entities' debt and noncontrolling interests related to differential membership investors was approximately $270 million at the time of closing. The acquisition included the following assets:

•100% of the membership interests in HW CA Holdings, LLC, that indirectly owns an approximately 162 MW wind generation facility located in California;

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•100% of the membership interests in Dogwood Wind Holdings, LLC, that indirectly owns two wind generation facilities with a combined total generating capacity of approximately 300 MW located in North Dakota and Missouri;
•100% of the membership interests in Southwest Solar Holdings, LLC, that indirectly owns an approximately 5 MW solar generation facility located in New Mexico;
•33.3% of the membership interests in Shaw Creek Solar Holdings, LLC, that indirectly owns an approximately 75 MW solar generation facility located in South Carolina;
•33.3% of the membership interests in Nutmeg Solar Holdings, LLC, that indirectly owns an approximately 20 MW solar generation facility located in Connecticut; and
•100% of the Class C membership interests (which represents 33.3% of the total ownership interest in the underlying projects) in Solar Holdings Portfolio 12, LLC, that has indirect ownership interests in:
◦two solar generation facilities with a combined total generating capacity of approximately 40 MW located in California;
◦the DG Portfolio 2019 portfolio, that indirectly owns multiple distributed solar generation facilities with a combined total generating capacity of approximately 217 MW located in various states across the U.S.; and
◦the DG Waipio portfolio, that indirectly owns multiple distributed solar generation facilities with a combined total generating capacity of approximately 13 MW located in Hawaii.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed, including noncontrolling interests, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition results largely from the assets being well-situated in strong markets with long-term renewables demand, providing long-term optionality for the assets. All of the goodwill is expected to be deductible for income tax purposes over a 15 year period. The valuation of the acquired net assets is subject to change as NEP obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and residual goodwill.

The following table summarizes the preliminary amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the October 2021 acquisition:

(millions)
Total consideration transferred	$585
Identifiable assets acquired and liabilities assumed
Cash	$4
Accounts receivable, inventory and prepaid expenses	11
Property, plant and equipment – net	560
Intangible assets – PPAs	42
Goodwill	33
Investments in equity method investees	66
Other noncurrent assets	19
Accounts payable, accrued expenses and other current liabilities	(8)
Other noncurrent liabilities	(20)
Noncontrolling interests	(122)
Total net identifiable assets, at fair value	$585

In December 2021, an indirect subsidiary of NEP (the purchaser) completed the asset acquisition of 100% of the Class A membership interests in Star Moon Holdings, LLC (Star Moon Holdings) for a total consideration of approximately $849 million, plus working capital and other adjustments of approximately $9 million (subject to certain post-closing adjustments) and NEP's share of the entities' noncontrolling interests related to differential membership investors of approximately $910 million at the time of closing.

NEP’s indirect ownership interest in Star Moon Holdings represents an indirect 50% controlling ownership interest in wind generation facilities and solar generation facilities, some of which include solar storage, consisting of the following:

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The wind and solar generation facilities listed above were under construction by NEER when the acquisition was announced. Three projects (Dodge Flat Solar, Elora Solar and Fish Springs Ranch Solar) remain under construction and NEER has agreed to continue to manage the construction of such projects after the acquisition, at its own cost, and to contribute to those projects any capital necessary for the construction of the projects. If any of those projects do not achieve commercial operation by June 30, 2022, the purchaser will have the right to require the seller to repurchase the ownership interests in such projects for the same purchase price paid by the purchaser.

In December 2021, NEER sold the remaining 50% noncontrolling ownership interest in the wind and solar generation facilities to a third party, which is reflected as noncontrolling interests on NEP's consolidated balance sheets (see Note 2 - Noncontrolling Interests). NEER will operate the wind and solar generation facilities under O&M and administrative service agreements (see Note 14).

The purchase price for the asset acquisition was allocated to the assets acquired and liabilities assumed, including the noncontrolling interests, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The individual fair value measurements were adjusted for any difference between the total purchase price and the total estimated fair value of assets acquired and liabilities assumed.

In connection with the asset acquisition of Star Moon Holdings, NEP recorded the following balances:

(millions)
Total consideration transferred	$858
Identifiable assets acquired and liabilities assumed
Cash	$21
Accounts receivable, inventory and prepaid expenses	17
Due from related parties(a)	1,015
Property, plant and equipment – net	3,695
Intangible assets – PPAs	107
Other noncurrent assets	48
Accounts payable, accrued expenses and other current liabilities(a)	(1,038)
Asset retirement obligation	(70)
Intangible liabilities	(179)
Other noncurrent liabilities	(65)
Redeemable noncontrolling interests(b)	(321)
Noncontrolling interests	(2,372)
Total net identifiable assets	$858
____________________
(a)    Due from related parties reflects the amounts due from NEER which will be used to pay accounts payable and accrued expenses related to the construction of the projects acquired.
(b)    See Note 2 - Redeemable Noncontrolling Interests.

In December 2021, an indirect subsidiary of NEP completed the acquisition (Coram II acquisition) of a 102 MW wind generation facility (Coram II) located in California for cash consideration of approximately $128 million, plus working capital of $9 million (subject to post-closing working capital and other adjustments) and the assumption of debt of approximately $155 million. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The purchase price was allocated primarily to intangible assets – PPAs – net of approximately $133 million, property, plant and equipment – net of $72 million, long-term debt, including current portion, of $155 million and other noncurrent assets of $11 million. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill of approximately $70 million at the acquisition date. The goodwill arising from the acquisition results largely from the wind generation facility being well-situated in a strong market with long-term renewables demand, providing long-term optionality for the asset. All of the goodwill is expected to be deductible for income tax purposes over a 15 year period. The valuation of the acquired net assets is subject to change as NEP obtains additional information for its estimates during the

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and residual goodwill.

During 2021, NEP incurred approximately $12 million in acquisition-related costs which are reflected as operations and maintenance in the consolidated statements of income.

The amounts of revenues, operating income, net income and net income attributable to NEP included in NEP's consolidated statements of income related to the August 2021 acquisition, the October 2021 acquisition and the Coram II acquisition for the periods after the respective closings through December 31, 2021 are as follows:

(millions)
Revenues	$25
Operating income	$1
Net income	$—
Net income attributable to NEP	$3

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the August 2021 acquisition, the October 2021 acquisition and the Coram II acquisition been completed on January 1, 2020 are as follows:

	Years Ended December 31,
	2021	2020
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$1,068	$1,028
Pro forma operating income	$248	$268
Pro forma net income (loss)	$412	$(256)
Pro forma net income (loss) attributable to NEP	$143	$(48)
The unaudited pro forma consolidated results of operations include adjustments to:

•reflect the historical results of the businesses acquired beginning on January 1, 2020 assuming consistent operating performance over all periods;
•reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment – net and the intangible assets – PPAs;
•reflect assumed interest expense related to funding the acquisitions; and
•reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the consolidated operations.

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the amortization of intangible assets – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the years ended December 31, 2021, 2020 and 2019 is revenue from contracts with customers for renewable energy sales of approximately $704 million, $684 million and $624 million, respectively, and revenue from contracts with customers for natural gas transportation services of $237 million, $212 million and $207 million, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2022 to 2035. At December 31, 2021, NEP expects to record approximately $1.8 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2052, will vary based on the volume of energy delivered. At December 31, 2021, NEP expects to record approximately $191 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in NEP's consolidated statements of income (loss). At December 31, 2021 and 2020, the net notional amounts of the interest rate contracts were approximately $7,873 million and $7,088 million, respectively.

During 2019, NEP reclassified approximately $6 million from AOCI to interest expense primarily because the related future transactions being hedged were no longer going to occur. At December 31, 2021, NEP's AOCI does not include any amounts related to discontinued cash flow hedges. Cash flows from the interest rate swap contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

Fair Value Measurement of Derivative Instruments – The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEP uses several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. Transfers between fair value hierarchy levels occur at the beginning of the period in which the transfer occurred.

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

The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2021 and 2020, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's consolidated balance sheets.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$17	$—	$(10)	$7
Liabilities:
Interest rate contracts	$—	$631	$—	$(10)	$621

Net fair value by balance sheet line item:
Current other assets					$—
Noncurrent other assets					7
Total derivative assets					$7

Current derivative liabilities					$26
Noncurrent derivative liabilities					595
Total derivative liabilities					$621

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$47	$—	$(47)	$—
Liabilities:
Interest rate contracts	$—	$849	$—	$(47)	$802

Net fair value by balance sheet line item:
Current derivative liabilities					$20
Noncurrent derivative liabilities					782
Total derivative liabilities					$802
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's interest rate contracts are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2021	2020	2019
	(millions)
Interest rate contracts:
Gains reclassified from AOCI to interest expense	$—	$—	$5
Gains (losses) recognized in interest expense	$168	$(395)	$(373)

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2021 and 2020, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $608 million and $769 million, respectively.

6. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEP's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 5 – Fair Value Measurements of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on NEP's consolidated balance sheets is estimated using a market approach based on current observable market prices.

Recurring Non-Derivative Fair Value Measurements – NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$3	$—	$3	$2	$—	$2
Total assets	$3	$—	$3	$2	$—	$2

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,327	$5,529	$3,388	$3,529
____________________
(a)    At December 31, 2021 and December 31, 2020, approximately $5,506 million and $3,503 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At December 31, 2021, approximately $1,188 million of the fair value relates to the 2020 convertible notes and the 2021 convertible notes and is estimated using Level 2.

7. Income Taxes

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2021	2020	2019
	(millions)
Federal:
Current	$1	$5	$—
Deferred	32	(21)	(20)
Total federal	33	(16)	(20)
State:
Current	1	2	—
Deferred	14	(5)	(6)
Total state	15	(3)	(6)
Total income tax expense (benefit)	$48	$(19)	$(26)

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2021	2020	2019
	(millions)
Income tax expense (benefit) at U.S. statutory rate of 21%	$99	$(54)	$(90)
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	(59)	41	70
State income taxes, net of federal tax benefit	12	(3)	(5)
Tax credits	(2)	(3)	(2)
Other	(2)	—	1
Income tax expense (benefit)	$48	$(19)	$(26)

The effective tax rate was approximately 10%, 7% and 6% for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. NEP believes that it is more likely than not that the deferred tax assets at December 31, 2021 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2021	2020
	(millions)
Deferred tax liabilities:
Investment in partnership(a)	$—	$(20)
Total deferred tax liabilities	—	(20)
Deferred tax assets:
Net operating loss carryforwards	284	255
Investment in partnership(a)	23	—
Tax credit carryforwards	13	10
Capital loss carryforward	—	3
Valuation allowance	(4)	(4)
Total deferred tax assets	316	264
Net deferred income taxes	$316	$244
____________________
(a)    At December 31, 2021 and 2020, includes a deferred tax asset of approximately $4 million and $6 million, respectively, of interest limitation carryforward with an indefinite expiration period.

Deferred tax assets and liabilities included on NEP's consolidated balance sheets are as follows:

	December 31,
	2021	2020
	(millions)
Deferred income taxes – noncurrent assets	$322	$249
Noncurrent other liabilities	(6)	(5)
Net deferred income taxes	$316	$244

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2021 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$256		2034 – 2037
State	28		2028 – 2041
Total net operating loss carryforwards	$284	(a)
Tax credit carryforwards	$13		2022 – 2041
____________________
(a)    Includes approximately $111 million and $3 million of federal and state, respectively, net operating loss carryforwards with an indefinite expiration period.

During 2021 and 2020, NEP recorded state tax liabilities of approximately $1 million and $3 million (net of federal tax benefit), respectively, related to unrecognized tax benefits of prior year state tax filing positions. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $4 million (net of federal tax benefit). The open tax years in all jurisdictions are 2014 through 2020.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2021	2020	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$10,439	$6,762	3 – 35
Pipeline assets, including temporary rights-of-way	957	948	25 – 50
Land improvements and buildings	525	399	3 – 35
Land, including perpetual rights-of-way	102	60
Construction work in progress	736	159
Other depreciable assets	365	278	3 – 35
Property, plant and equipment, gross	13,124	8,606
Accumulated depreciation	(1,707)	(1,443)
Property, plant and equipment – net	$11,417	$7,163
___________________________
(a)    Approximately 90% of power generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was approximately $263 million, $247 million and $236 million, respectively. A number of NEP's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $5.3 billion at December 31, 2021.

9. Equity Method Investments

At December 31, 2021, investments in equity method investees primarily includes the approximately 50% ownership interest in Desert Sunlight Investment Holdings, LLC, approximately 50% ownership interest in Rosmar, the ownership interest in Meade, including Meade's ownership interest in the CPL and related expansion project, the 40% ownership interest in Pine Brooke Holdings and the 33.3% ownership interests in certain projects acquired in October 2021 (see Note 3). NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have controlling interests in these entities.

Summarized information for these equity method investees is as follows:

	2021	2020	2019
	(millions)
Revenues	$334	$244	$213
Operating income	$164	$142	$124
Net income(a)	$261	$151	$67
________________________
(a) Includes the earnings from equity method investee related to Meade's ownership interest in CPL and the related expansion subsequent to the Meade acquisition in November 2019.

	December 31, 2021	December 31, 2020
	(millions)
Current assets	$186	$160
Noncurrent assets(a)	$5,073	$4,297
Current liabilities	$85	$84
Noncurrent liabilities	$1,456	$1,011

NEP's share of underlying equity in the equity method investees	$2,063	$1,915
Difference between investment carrying amounts and underlying equity in net assets(b)	(167)	(101)
NEP's investment carrying amounts	$1,896	$1,814
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2021, NEP owned an approximately 45.3% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 54.7% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at December 31, 2021, NEP OpCo consolidated 16 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 – Noncontrolling Interests) in entities which own and operate 32 wind generation facilities as well as 7 solar projects, including related battery storage facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligation, of the VIEs, totaled approximately $9,740 million and $1,310 million, respectively, at December 31, 2021, and $5,299 million and $224 million, respectively, at December 31, 2020.

At December 31, 2021, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries. See Note 2 – Noncontrolling Interests and Note 13 – Class B Noncontrolling Interests. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $11,810 million and $2,480 million, respectively, at December 31, 2021 and totaled approximately $9,410 million and $1,502 million, respectively, at December 31, 2020. Certain of these VIEs include five other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade, Pine Brooke Holdings and Star Moon Holdings (see Note 3). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $4,749 million and $2,694 million of assets and $1,159 million and $153 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at December 31, 2021 and 2020, respectively.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs. See Note 9.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At December 31, 2021 and 2020, NEP's equity method investment related to the non-economic ownership interests of approximately $47 million and $10 million, respectively, is reflected as noncurrent other assets and, at December 31, 2020, $21 million is reflected as noncurrent other liabilities on NEP's consolidated balance sheets. During 2021, a subsidiary of NEER contributed certain battery storage assets to one of the three NEER solar projects discussed above which resulted in an increase in noncurrent other assets and a corresponding increase in noncontrolling interests on NEP's consolidated balance sheets at December 31, 2021. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

11. Leases

NEP has operating and finance leases primarily related to purchased power agreements and land use agreements for certain of its renewable energy projects. At December 31, 2021 and 2020, NEP had recorded right-of-use (ROU) assets for operating leases of approximately $44 million and $42 million, respectively, and $45 million and $43 million of operating lease liabilities, respectively. At December 31, 2021, NEP's ROU assets and lease liabilities for finance leases totaled approximately $48 million and $49 million, respectively. NEP’s operating lease liabilities were calculated based on a weighted average discount rate of 4.01% and 4.53% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 26 years and 24 years, at December 31, 2021 and 2020, respectively. NEP's finance lease liabilities at December 31, 2021, were calculated based on a weighted average discount rate of 3.55% with a weighted-average remaining lease term of 35 years. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are either fixed based on the terms of the related lease agreement or variable primarily based on the amount of generation at the renewable energy project. NEP’s operating and finance leases with fixed payments have expiration dates

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ranging from 2022 to 2057. NEP recognized approximately $3 million, $3 million and $3 million in 2021, 2020 and 2019, respectively, of operating lease costs associated with its ROU assets and which are included in O&M expenses in NEP’s consolidated statements of income (loss). In addition, approximately $7 million, $6 million and $7 million was recorded related to variable lease costs in 2021, 2020 and 2019, respectively. Other operating and finance lease-related amounts were not material to NEP’s consolidated statements of income (loss) or cash flows for the periods presented. At December 31, 2021, NEP's lease agreements call for fixed payments of approximately $5 million annually over the next five years and $136 million thereafter. During 2021, NEP's ROU assets obtained in exchange for operating and finance lease obligations totaled approximately $51 million and primarily relate to finance leases acquired in the December 2021 acquisition from NEER (see Note 3).

NEP has a sales-type lease related to a battery storage facility that sells its electric output under a power sales agreement to a third party which provides the customer the ability to dispatch the facility. At December 31, 2021, the net investment in sales-type lease is approximately $16 million. At December 31, 2021, the power sales agreement has an expiration date of 2041 and NEP expects to receive approximately $28 million of lease payments over the remaining term of the power sales agreement with no one year being material.

12. Debt

NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of interest. Principal payments on the senior secured limited-recourse debt is primarily due monthly or semi-annually. The carrying value of NEP’s long-term debt consists of the following:

	December 31,
	2021			2020
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP:
Senior unsecured convertible notes – fixed(a)	2024 – 2025	$1,100	—%	$536	—%
NEP OpCo:
Senior unsecured notes – fixed(b)	2024 – 2027	1,800	4.22%	$1,800	4.22%
Revolving credit facility – variable(a)(c)	2026	554	1.61%	—
Project level:
Senior secured limited-recourse debt – fixed	2033	21	4.52%	23	4.52%
Senior secured limited-recourse debt – variable(c)(d)	2026 – 2032	1,544	1.55%	874	1.81%
Bank loan(c)	2023	205	1.90%	205	1.90%
Other long-term debt – variable	2026 – 2031	154	2.16%	—
Unamortized debt issuance costs and discount		(51)		(50)
Total long-term debt		5,327		3,388
Less current portion of long-term debt		33		12
Long-term debt, excluding current portion		$5,294		$3,376
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

Minimum annual maturities of long-term debt are approximately $33 million, $243 million, $1,329 million, $703 million and $1,905 million for 2022, 2023, 2024, 2025 and 2026, respectively.

NEP OpCo and its direct subsidiary (loan parties) are parties to a variable rate, senior secured revolving credit facility (NEP OpCo credit facility). At December 31, 2021, the NEP OpCo credit facility provided up to $1.25 billion of revolving credit loans and included borrowing capacity of up to $400 million for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $2.0 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). At December 31, 2021, approximately $117 million of letters of credit were issued under the NEP OpCo credit facility primarily related to debt service reserves and as security for certain financing agreements of NEP OpCo's subsidiaries. In February 2022, the loan parties extended the maturity date for

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

substantially all of the NEP OpCo credit facility to 2027 and borrowed approximately $86 million under the NEP OpCo credit facility.

At December 31, 2021, the Meade purchaser and Pipeline Investment Holdings, LLC (Meade Holdings) are parties to a credit agreement (Meade credit agreement) which provides up to $915 million under three limited-recourse senior secured variable rate term loans maturing in 2026 to finance a portion of the Meade acquisition and the expansion (see Note 3). Approximately $816 million was borrowed simultaneously with the closing of the Meade acquisition and the remaining amount available under the credit agreement is expected to be borrowed regularly through the completion of the expansion. At December 31, 2021, approximately $45 million remains available under the Meade credit agreement.

In addition, at December 31, 2021, South Texas Midstream Holdings, LLC (STX Holdings) is party to a credit agreement which provides up to $270 million under a revolving credit facility (STX Holdings revolving credit facility). Proceeds from any borrowings under the STX Holdings revolving credit facility are available exclusively to fund the cash portion of NEP's repurchase, if any, of the Class B noncontrolling interests related to STX Midstream (see Note 13 – Class B Noncontrolling Interests), subject to certain limitations.

The long-term debt agreements discussed above contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents including financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum interest coverage ratio. Additionally, under the NEP OpCo credit facility, NEP OpCo and its direct subsidiary are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the NEP OpCo credit facility and the NEP OpCo senior unsecured notes are guaranteed by NEP OpCo and NEP.

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

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2021, NEP and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

During 2021, NEP issued $500 million principal amount of senior unsecured convertible notes (2021 convertible notes). The 2021 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2021 convertible notes in accordance with the related indenture. Upon conversion of the 2021 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 31, 2021, the initial conversion rate, which is subject to certain adjustments, was 11.0492 NEP common units per $1,000 of the 2021 convertible notes, which is equivalent to an initial conversion price of approximately $90.5043 per NEP common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2021 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2021 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2021 convertible notes are not redeemable at NEP’s option prior to maturity. In connection with the issuance of the 2021 convertible notes, NEP entered into a registration rights agreement pursuant to which, among other things, NEP has agreed to file a shelf registration statement with the Securities and Exchange Commission and use its commercially reasonable efforts to cause such registration statement to become effective on or prior to June 17, 2022, covering resales of NEP common units, if any, issuable upon a conversion of the 2021 convertible notes.

NEP entered capped call transactions (2021 capped call) in connection with the issuance of the 2021 convertible notes. Under the 2021 capped call, NEP purchased capped call options with an initial strike price of $90.5043 and an initial cap price of $113.1300, subject to certain adjustments. The 2021 capped call was purchased for approximately $31 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2021 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units up to the cap price (if NEP elects to settle in NEP common units).

During 2020, approximately $300 million of senior unsecured convertible notes issued in 2017 (2017 convertible notes) were converted and NEP issued 5.7 million NEP common units and received $30 million in cash related to the unwinding of a capped call transaction that was entered into in connection with the issuance of the 2017 convertible notes. Also during 2020, NEP issued $600 million principal amount of senior unsecured convertible notes (2020 convertible notes). In connection with the issuance of the 2020 convertible notes, NEP recorded the value of the conversion option of approximately $64 million in common units equity (see Note 2 – Distinguishing Liabilities and Equity). The 2020 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2020 convertible notes in accordance with the related indenture. Upon conversion of the 2020 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 31, 2021, the initial conversion rate, which is subject to certain adjustments, was 13.1296 NEP common units per $1,000 of the 2020 convertible notes, which rate is equivalent to a conversion price of approximately $76.1638 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2020 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2020 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2020 convertible notes are not redeemable at NEP’s option prior to maturity.

NEP entered a capped call transaction (2020 capped call) in connection with the issuance of the 2020 convertible notes. Under the 2020 capped call, NEP purchased capped call options with an initial strike price of $76.1638 and an initial cap price of $120.5930. The 2020 capped call was purchased for approximately $63 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2020 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units (if NEP elects to settle in NEP common units).

13. Equity

Distributions – During 2021, 2020 and 2019, NEP distributed approximately $198 million, $154 million and $115 million, respectively, to its common unitholders. In addition, NEP paid approximately $59 million in distributions to its common unitholders in February 2022.

Earnings Per Unit – Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units (see Preferred Units below). Following the adoption of a new accounting standard on January 1, 2021 (see Note 2 – Distinguishing Liabilities from Equity), the dilutive effect of the 2020 convertible notes and the 2021 convertibles notes is calculated using the if-converted method. During 2019 and 2020, the dilutive effect of the 2017 convertible notes and preferred units was computed using the if-converted method. During 2020, the dilutive effect of the 2020 convertible notes was computed using the treasury stock method.

The reconciliation of NEP's basic and diluted earnings (loss) per unit is as follows:

	Years Ended December 31,
	2021	2020	2019
	(millions, except per unit amounts)
Numerator:
Net income (loss) attributable to NEP – basic	$137	$(55)	$(88)
Adjustments for convertible notes and preferred units(a)	—	—	—
Net income (loss) attributable to NEP used to compute diluted earnings per unit	$137	$(55)	$(88)
Denominator:
Weighted-average number of common units outstanding – basic	77.2	68.4	58.8
Effect of dilutive convertible notes and preferred units(a)	0.2	—	—
Weighted-average number of common units outstanding and assumed conversions	77.4	68.4	58.8
Earnings (loss) per unit attributable to NEP:
Basic	$1.77	$(0.81)	$(1.51)
Assuming dilution	$1.77	$(0.81)	$(1.51)
____________________
(a)    Due to the net losses incurred during the years ended December 31, 2020 and 2019, the weighted-average number of common units issuable pursuant to the convertible notes and preferred units totaling approximately 7.5 million and 17.0 million, respectively, were not included in the calculation of diluted earnings per unit due to their antidilutive effect.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ATM Program – NEP had an at-the-market equity issuance program (ATM program) pursuant to which NEP could issue, from time to time, up to $150 million of its common units. During the year ended December 31, 2021, NEP issued approximately 0.7 million common units under the ATM program for gross proceeds of approximately $50 million. During the years ended December 31, 2020 and 2019, NEP did not issue any common units under the ATM program. Fees related to the ATM program totaled less than $1 million in 2021.

Preferred Units – In November 2017, NEP issued and sold 14,021,561 Series A convertible preferred units representing limited partner interests in NEP (convertible preferred units) for an aggregate purchase price of approximately $550 million. NEP contributed the proceeds to NEP OpCo in exchange for an equivalent number of a new series of NEP OpCo preferred units with economically equivalent rights to the convertible preferred units. In both July 2019 and November 2019, NEP converted approximately 4,673,852 convertible preferred units into NEP common units on a one-for-one basis. During the year ended December 31, 2020, NEP issued approximately 4,673,857 NEP common units upon the conversion of the remaining convertible preferred units on a one-for-one basis.

Class B Noncontrolling Interests – During 2021, 2020 and 2019, subsidiaries of NEP sold Class B noncontrolling membership interests in NEP Renewables II, NEP Pipelines, STX Midstream, Genesis Holdings and NEP Renewables III as described below:

	NEP Renewables II	NEP Pipelines	STX Midstream	Genesis Holdings	NEP Renewables III
Underlying projects/pipelines	Renewable energy projects with a combined net generating capacity of approximately 1,192 MW	Equity method interest in a natural gas pipeline located in Pennsylvania	Seven natural gas pipeline assets located in Texas	Renewable energy projects with a combined net generating capacity of approximately 1,124 MW	Renewable energy projects with a combined net generating capacity of approximately 1,260 MW
Date of sale	June 11, 2019	November 13, 2019	December 4, 2019	December 18, 2020	December 28, 2021
Gross proceeds	$900 million	$168 million	$750 million	$1,243 million(a)	$408 million(b)
Initial allocation of distributable cash to Class B investors	5%	1%	12.5%	25%(a)	65%(b)
Period for initial allocation	6 years	6 years	4 years	10 years	10 years
Period for initial allocation if minimum buyouts have not occurred	4.5 years	5 years	3.5 years	6.75 years	6 years
Allocation of distributable cash to Class B investors after initial allocation period	99%	99%	75%(c)	80%(a)	99%
Date buyout period begins	December 11, 2022	May 13, 2023	December 4, 2022	December 18, 2025	December 28, 2026
Buyout right timing(d)	Periodically, and for partial interests between years 3.5 and 6	Periodically, and for partial interests between years 3.5 and 6.5	Periodically, and for partial interests between years 3 and 7	Periodically, and for partial interests between years 5 and 10	Periodically, and for partial interests between years 5 and 10
Percentage of buyout price that can be paid in NEP non-voting common units at current market price(e)	70%	100%	70%	100%	100%
____________________
(a)At December 31, 2020, NEP retained certain Class B membership interests in Genesis Holdings which were sold to the Class B investors for approximately $493 million at a final funding in June 2021. Prior to the final Class B funding, NEP received approximately 83% of Genesis Holdings’ cash distributions and the third-party investors received 17%. The allocation of distributable cash to Class B investors increases to 99% if NEP has not exercised certain buyout rights by September 18, 2027.
(b)At December 31, 2021, NEP retained certain Class B membership interests in NEP Renewables III which will be sold to the Class B investors for approximately $408 million at a final funding expected to occur by the end of the second quarter of 2022. Until the final Class B funding, NEP will receive approximately 67.5% of NEP Renewables III's cash distributions and the third-party investors will receive 32.5%.
(c)Increases to 95% if NEP has not exercised its entire buyout right by December 4, 2025.
(d)The buyout right is subject to certain limitations and/or extensions in the respective agreements, including, but not limited to, NEP being able to purchase a maximum of the Class B units at anniversaries specified in certain of the agreements.
(e)NEP may elect to pay the buyout price in NEP non-voting common units or cash (or any combination thereof), subject to conditions and limitations set forth in the applicable agreements. Percentages shown represent the maximum percentages NEP expects it can pay in NEP non-voting common units without the acquiescence of the Class B investor, subject to applicable closing conditions. Holders of the NEP non-voting common units will have the right to receive pro rata quarterly cash distributions and the right to convert, subject to certain limitations, the NEP non-voting common units into NEP common units on a one-for-one basis. The specified percentage of the buyout price for the Class B noncontrolling interests in STX Midstream are payable in NEP common units.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2018, a subsidiary of NEP sold Class B membership interests in NEP Renewables, with underlying renewable energy projects with a combined generating capacity of approximately 1,388 MW, to a third-party investor. While the third-party investor owned the Class B membership interests in NEP Renewables, the third-party investor received 15% of NEP Renewables' distributable cash. In November 2021, NEP paid aggregate consideration of approximately $885 million, consisting of 7,253,580 NEP common units and approximately $265 million in cash to the third-party investor after electing to exercise the buyout right and purchase all of the Class B membership interests in NEP Renewables.

Accumulated Other Comprehensive Income (Loss) –

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2018	$6	$(24)	$(18)
Amounts reclassified from AOCI to interest expense	(6)	—	(6)
Other comprehensive income related to equity method investee	—	2	2
Net other comprehensive income (loss)	(6)	2	(4)
Balances, December 31, 2019	—	(22)	(22)
Other comprehensive income related to equity method investee	—	2	2
Balances, December 31, 2020	—	(20)	(20)
Other comprehensive income related to equity method investee	—	2	2
Balances, December 31, 2021	$—	$(18)	$(18)
AOCI attributable to noncontrolling interest, December 31, 2021	$—	$(10)	$(10)
AOCI attributable to NextEra Energy Partners, December 31, 2021	$—	$(8)	$(8)

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

Management Services Agreement (MSA) – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the years ended December 31, 2021, 2020 and 2019 include approximately $138 million, $112 million and $93 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2021, 2020 and 2019 include approximately $6 million, $6 million and $6 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At December 31, 2021 and 2020, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $57 million and $10 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. During 2021, NEECH and NEER also provided guarantees associated with obligations, primarily incurred and future construction payables, associated with the December 2021 acquisition from NEER discussed in Note 3. At December 31, 2021, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $3,778 million related to these obligations.

Due to Related Parties – Noncurrent amounts due to related parties on NEP's consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on NEP’s consolidated balance sheets.

Transportation and Fuel Management Agreements – A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2021, 2020 and 2019, NEP recognized approximately $36 million, $15 million and $7 million, respectively, in revenues related to the transportation and fuel management agreements. The increase in the recognized revenues in 2021 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021.

Related Party Note Receivable – As part of the 2016 acquisition from NEER of Seiling Wind Investments, LLC, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at the related projects. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. During each of the years ended December 31, 2021, 2020 and 2019, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interests on NEP's consolidated financial statements.

15. Commitments and Contingencies

Development, Engineering and Construction Commitments – At December 31, 2021, an indirect subsidiary of NEP had a funding commitment related to a pipeline expansion project. As of December 31, 2021, the NEP subsidiary had invested approximately $72 million related to the expansion project which is reflected as investments in equity method investees on the consolidated balance sheets. As of December 31, 2021, the NEP subsidiary expects to invest approximately $8 million of additional funds under its commitment as the expansion project began operations in the fourth quarter of 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2021, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2021.

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

Item 9B.  Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III – OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy Partners and Management" and "Corporate Governance and Board Matters" in NEP's Proxy Statement which will be filed with the SEC in connection with the 2022 Annual Meeting of Unitholders (NEP's Proxy Statement) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2021 with respect to equity compensation under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,056,875
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,056,875

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in NEP's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in NEP's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (2018 Projects Annex), dated as of August 31, 2018, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated August 31, 2018, File No. 1-36518)

2.3*
Membership Interest Purchase Agreement, dated as of August 31, 2018, between NEP Renewables, LLC, NextEra Energy Partners, LP, NEP Renewables Holdings, LLC and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated August 31, 2018, File No. 1-36518)

2.4*
Amendment to Amended and Restated Purchase and Sale Agreement (2019 Projects Annex), dated as of March 4, 2019, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated March 4, 2019, File No. 1-36518)

2.5*
Membership Interest Purchase Agreement, dated as of March 4, 2019, between NEP Renewables II, LLC, NextEra Energy Partners, LP, NEP Renewables Holdings II, LLC and the Class B Purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated March 4, 2019, File No. 1-36518)

2.6*
Purchase and Sale Agreement by and among EIF Meade Holdings, LLC, VED NPI II, LLC, VED NPI I, LLC, WGL Midstream MP, LLC and COG Holdings LLC, and Meade Pipeline Investment, LLC, dated as of September 29, 2019 (filed as Exhibit 2.1 to Form 8‑K dated September 29, 2019, File No. 1-36518)

2.7*
Membership Interest Purchase Agreement, dated as of September 29, 2019, by and among NextEra Energy Partners Pipelines, LLC, NextEra Energy Partners, LP, NextEra Energy Partners Pipelines Holdings, LLC and GEPIF III Meade Investco, L.P. (filed as Exhibit 2.2 to Form 8-K dated September 29, 2019, File No. 1-36518)

2.8*
Membership Interest Purchase Agreement, dated as of November 2, 2020, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC, and the Class B purchasers party thereto (filed as Exhibit 2.1 to Form 8-K dated November 2, 2020, File 1-36518)

2.8(a)*
Amendment to Membership Interest Purchase Agreement, dated as of May 16, 2021, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC and the Class B purchasers thereto (filed as Exhibit 2.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

2.9*
Amendment to Amended and Restated Purchase and Sale Agreement (2020 Projects Annex), dated as of November 2, 2020, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.3 to Form 8-K dated November 2, 2020, File 1-36518)

2.10*
Amendment to Amended and Restated Purchase and Sale Agreement (2021-A Projects Annex), dated as of July 22, 2021, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.3 to Form 10-Q for the quarter ended June 30, 2021, File No. 1-36518)

2.11*
Amendment to Amended and Restated Purchase and Sale Agreement (2021-B Projects Annex), dated as of October 21, 2021, by and among NEP US SellCo LLC and NEP US SellCo II LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-36518)

2.12*
Membership Interest Purchase Agreement, dated as of October 21, 2021, among NEP Renewables III Holdings, LLC, NextEra Energy Partners, LP, NEP Renewables III, LLC, and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-36518)

3.1*	Fifth Amended and Restated Agreement of Limited Partnership of NextEra Energy Partners, LP, dated as of November 12, 2019 (filed as Exhibit 3.1 to Form 8-K dated November 12, 2019, File No. 1-36518)
3.2*	Certificate of Limited Partnership of NextEra Energy Partners, LP (filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
3.3*	Certificate of Incorporation of NextEra Energy Partners GP, Inc. (filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
3.4*	Bylaws of NextEra Energy Partners GP, Inc. (filed as Exhibit 3.6 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)

Exhibit Number	Description
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

4.10*
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
10.6*
Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of October 24, 2017 (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.6(a)*
Letter Amendment Agreement and Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of May 3, 2019 (filed as Exhibit 10.1 to Form 8-K dated May 3, 2019, File No. 1-36518)

10.6(b)*
Letter Amendment to the Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of December 10, 2019 (filed as Exhibit 10.6(b) to Form 10-K for the year ended December 31, 2019, File No. 1-36518)

10.6(c)*
Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of December 10, 2019 (filed as Exhibit 10.6(c) to Form 10-K for the year ended December 31, 2019, File No. 1-36518)

10.6(d)*
Request for Extension to the Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of February 8, 2021 (filed as Exhibit 10.6(d) to Form 10-K for the year ended December 31, 2020, File No. 1-36518)

10.6(e)
Letter Amendment to the Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of December 17, 2021

10.7*
Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.8*
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 10‑Q for the quarter ended March 31, 2015, File No. 1-36518)

10.9*	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP (filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.10*
Third Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of December 21, 2018 (filed as Exhibit 10.1 to Form 8-K dated December 20, 2018, File No. 1-36518)

Exhibit Number	Description
10.10(a)*
First Amendment to Third Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated July 20, 2021 (filed as Exhibit 10.2 to Form 10-Q dated June 30, 2021, File No. 1-36518)

10.11*
Right of First Refusal Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP, and NextEra Energy Resources, LLC (filed as Exhibit 10.3 to Form 8-K dated August 4, 2017, File No. 1-36518)

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

10.17	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2022
10.18*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021, File No. 1-36518)
10.19*	Amended and Restated Limited Liability Company Agreement of NEP Renewables, LLC, dated December 21, 2018 (filed as Exhibit 10.2 to Form 8-K dated December 20, 2018, File No. 1-36518)
10.19(a)*
Early Call Option Exercise and Waiver Agreement, dated as of November 12, 2021, by and among NEP Renewables Holdings, LLC, Global Energy & Power Infrastructure II Advisors, L.L.C., Western Renewables Partners Holdings L.P., Western Renewables Partners LLC, and NextEra Energy Partners, LP, (filed as Exhibit 10 to Form 8-K dated November 12, 2021, File No. 1-36518)

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

10.24(a)*
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of May 16, 2021 (filed as Exhibit 10.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

10.25*	Amended and Restated Limited Liability Company Agreement of NEP Renewables III, LLC, dated as of December 28, 2021 (filed as Exhibit 10.1 to Form 8-K dated December 22, 2021, File No. 1-36518)
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  February 22, 2022

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

Signature and Title as of February 22, 2022:

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