Form 10-Q
period 2022-03-31
NEXTERA ENERGY PARTNERS, LP
filed 2022-04-22
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at March 31, 2022:  83,905,398

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2020 convertible notes	senior unsecured convertible notes issued in 2020
2021 convertible notes	senior unsecured convertible notes issued in 2021
2021 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2021
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
ITC	investment tax credit
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
MACRS	U.S. federal Modified Accelerated Cost Recovery System
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Meade	Meade Pipeline Co LLC
Meade purchaser	Meade Pipeline Investment, LLC
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo credit facility	senior secured revolving credit facility of NEP OpCo and its direct subsidiary
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables II	NEP Renewables II, LLC
NEP Renewables III	NEP Renewables III, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
PTC	production tax credit
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

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
•NEP may pursue the repowering of wind projects or the expansion of natural gas pipelines that would require up-front capital expenditures and could expose NEP to project development risks.
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
•NEP's operations require NEP to comply with anti-corruption laws and regulations of the U.S. government and Mexico.
•NEP is subject to risks associated with its ownership interests in projects that are under construction, which could result in its inability to complete construction projects on time or at all, and make projects too expensive to complete or cause the return on an investment to be less than expected.

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
•Widespread public health crises and epidemics or pandemics may have material adverse impacts on NEP’s business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2021 Form 10-K and Part II, Item 1A. Risk Factors in this Form 10-Q and investors should refer to those sections of the 2021 Form 10-K and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES
Renewable energy sales	$224	$155
Texas pipelines service revenues	57	91
Total operating revenues(a)	281	246
OPERATING EXPENSES
Operations and maintenance(b)	129	92
Depreciation and amortization	103	67
Taxes other than income taxes and other	15	9
Total operating expenses – net	247	168
OPERATING INCOME	34	78
OTHER INCOME (DEDUCTIONS)
Interest expense	284	504
Equity in earnings of equity method investees	45	43
Equity in earnings of non-economic ownership interests	19	14
Other – net	1	2
Total other income (deductions) – net	349	563
INCOME BEFORE INCOME TAXES	383	641
INCOME TAXES	50	70
NET INCOME(c)	333	571
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(189)	(369)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$144	$202

Earnings per common unit attributable to NextEra Energy Partners, LP – basic	$1.72	$2.66
Earnings per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$1.72	$2.66
____________________
(a)    Includes related party revenues of $5 million and $34 million for the three months ended March 31, 2022 and 2021, respectively.
(b)    Includes O&M expenses related to renewable energy projects of $76 million and $43 million for the three months ended March 31, 2022 and 2021, respectively. Includes O&M expenses related to the Texas pipelines of $8 million and $13 million for the three months ended March 31, 2022 and 2021, respectively. Total O&M expenses presented include related party amounts of $58 million and $45 million for the three months ended March 31, 2022 and 2021, respectively.
(c)    Comprehensive income, including comprehensive income attributable to noncontrolling interests and NextEra Energy Partners, LP, is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$168	$147
Accounts receivable	143	112
Other receivables	30	24
Due from related parties	692	1,061
Inventory	44	41
Other	205	25
Total current assets	1,282	1,410
Other assets:
Property, plant and equipment – net	11,227	11,417
Intangible assets – PPAs – net	2,142	2,175
Intangible assets – customer relationships – net	538	593
Goodwill	879	891
Investments in equity method investees	1,903	1,896
Deferred income taxes	274	322
Other	367	272
Total other assets	17,330	17,566
TOTAL ASSETS	$18,612	$18,976
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$595	$982
Due to related parties	77	104
Current portion of long-term debt	36	33
Accrued interest	17	26
Derivatives	11	26
Accrued property taxes	17	25
Other	47	65
Total current liabilities	800	1,261
Other liabilities and deferred credits:
Long-term debt	5,378	5,294
Asset retirement obligation	258	243
Derivatives	370	595
Due to related parties	41	41
Other	389	383
Total other liabilities and deferred credits	6,436	6,556
TOTAL LIABILITIES	7,236	7,817
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	120	321
EQUITY
Common units (83.9 and 83.9 units issued and outstanding, respectively)	3,070	2,985
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	8,194	7,861
TOTAL EQUITY	11,256	10,838
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$18,612	$18,976

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$333	$571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	67
Intangible amortization – PPAs	39	26
Change in value of derivative contracts	(327)	(540)
Deferred income taxes	50	70
Equity in earnings of equity method investees, net of distributions received	(4)	(4)
Equity in earnings of non-economic ownership interests, net of distributions received	(19)	(14)
Other – net	—	2
Changes in operating assets and liabilities:
Current assets	(31)	(50)
Noncurrent assets	1	—
Current liabilities	(25)	(24)
Net cash provided by operating activities	120	104
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(467)	(45)
Payments to related parties under CSCS agreement – net	(78)	(74)
Reimbursements from related parties for capital expenditures	475	8
Other	—	4
Net cash used in investing activities	(70)	(107)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	2	3
Issuances of long-term debt	89	102
Retirements of long-term debt	(6)	(2)
Debt issuance costs	—	(1)
Partner distributions	(137)	(117)
Proceeds from differential membership investors	46	41
Payments to differential membership investors	(9)	(6)
Payments to Class B noncontrolling interest investors	(16)	(14)
Change in amounts due to related parties	(1)	(1)
Other	(1)	(1)
Net cash provided by (used in) financing activities	(33)	4
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17	1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	151	112
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$168	$113
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Accrued property additions	$590	$21

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended March 31, 2022	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2021	83.9	$2,985	$(8)	$7,861	$10,838	$321
Net income	—	144	—	184	328	5
Related party distributions	—	—	—	(78)	(78)	—
Other differential membership investment activity	—	—	—	242	242	(206)
Payments to Class B noncontrolling interest investors	—	—	—	(16)	(16)	—
Distributions to unitholders(a)	—	(59)	—	—	(59)	—
Other	—	—	—	1	1	—
Balances, March 31, 2022	83.9	$3,070	$(8)	$8,194	$11,256	$120
_________________________
(a)    Distributions per common unit of $0.7075 were paid during the three months ended March 31, 2022.

	Common Units
Three Months Ended March 31, 2021	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2020	75.9	$2,362	$(8)	$5,353	$7,707
Net income	—	202	—	369	571
Related party distributions	—	—	—	(72)	(72)
Changes in non-economic ownership interests	—	—	—	(3)	(3)
Other differential membership investment activity	—	—	—	35	35
Payments to Class B noncontrolling interest investors	—	—	—	(14)	(14)
Distributions to unitholders(a)	—	(47)	—	—	(47)
Adoption of accounting standards update(b)	—	(57)	—	—	(57)
Other	—	—	—	1	1
Balances, March 31, 2021	75.9	$2,460	$(8)	$5,669	$8,121
_____________________________
(a)    Distributions per common unit of $0.6150 were paid during the three months ended March 31, 2021.
(b)    See Note 7 for further discussion. Includes deferred tax impact of approximately $7 million.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accompanying condensed consolidated financial statements should be read in conjunction with the 2021 Form 10-K. In the opinion of NEP management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions

In August 2021, an indirect subsidiary of NEP acquired from a third party 100% of the ownership interests (August 2021 acquisition) in a portfolio of four operating wind assets with a combined generating capacity totaling approximately 391 MW located in California and New Hampshire.
In October 2021, an indirect subsidiary of NEP acquired from subsidiaries of NEER ownership interests (October 2021 acquisition) in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW located in various states across the U.S.

In December 2021, an indirect subsidiary of NEP acquired from subsidiaries of NEER 100% of the Class A membership interests in Star Moon Holdings, LLC (Star Moon Holdings) which represents an indirect 50% controlling ownership interest in seven wind generation facilities and six solar generation facilities located in various states across the U.S., some of which include solar storage, with a combined net generating capacity totaling approximately 1,260 MW and net storage capacity totaling 58 MW. The wind and solar generation facilities were under construction by NEER when the acquisition was announced. At closing, three projects remained under construction and NEER agreed to continue to manage the construction of such projects after the acquisition, at its own cost, and to contribute to those projects any capital necessary for the construction of such projects. During the three months ended March 31, 2022, construction of the projects was completed and the projects entered service. In December 2021, NEER sold the remaining 50% noncontrolling ownership interest in the wind and solar generation facilities to a third party, which is reflected as noncontrolling interests on NEP's condensed consolidated balance sheets (see Note 10 - Noncontrolling Interests). NEER operates the wind and solar generation facilities under O&M and administrative service agreements (see Note 9).

In December 2021, an indirect subsidiary of NEP acquired from a third party a 102 MW wind generation facility (Coram II acquisition) located in California.

In April 2022, an indirect subsidiary of NEP entered into an agreement with subsidiaries of NEER to acquire approximately 67% of the Class A membership interests in a battery storage facility under construction in California with storage capacity of approximately 230 MW. NEP expects to complete the acquisition during 2022, subject to the facility commencing commercial operations and customary closing conditions, for approximately $191 million, subject to closing adjustments. NEP’s share of the project’s noncontrolling interests related to differential membership interests is estimated to be approximately $80 million at the time of closing. See Part II – Item 5(b) for further discussion.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the August 2021 acquisition, the October 2021 acquisition and the Coram II acquisition been completed on January 1, 2020 are as follows:

Three Months Ended March 31, 2021
(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$273
Pro forma operating income	$81
Pro forma net income	$567
Pro forma net income attributable to NEP	$204
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible asset – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended March 31, 2022 is $220 million and $58 million, and for the three months ended March 31, 2021 is $149 million and $60 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2022 to 2035. At March 31, 2022, NEP expects to record approximately $1.7 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2052, will vary based on the volume of energy delivered. At March 31, 2022, NEP expects to record approximately $188 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in NEP's condensed consolidated statements of income. At March 31, 2022 and December 31, 2021, the net notional amounts of the interest rate contracts were approximately $7,870 million and $7,873 million, respectively. Cash flows from the interest rate contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2022 and December 31, 2021, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	March 31, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$93	$—	$—	$93
Liabilities:
Interest rate contracts	$—	$381	$—	$—	$381

Net fair value by balance sheet line item:
Current other assets					$8
Noncurrent other assets					85
Total derivative assets					$93

Current derivative liabilities					$11
Noncurrent derivative liabilities					370
Total derivative liabilities					$381

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$17	$—	$(10)	$7
Liabilities:
Interest rate contracts	$—	$631	$—	$(10)	$621

Net fair value by balance sheet line item:
Current other assets					$—
Noncurrent other assets					7
Total derivative assets					$7

Current derivative liabilities					$26
Noncurrent derivative liabilities					595
Total derivative liabilities					$621
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments – Gains related to NEP's interest rate contracts are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2022	2021
	(millions)
Interest rate contracts:
Gains recognized in interest expense	$320	$535

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2022 and December 31, 2021, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $378 million and $608 million, respectively.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEP's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 3 – Fair Value Measurement of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on NEP's condensed consolidated balance sheets is estimated using a market approach based on current observable market prices.
Recurring Non-Derivative Fair Value Measurements – NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$4	$—	$4	$3	$—	$3
Total assets	$4	$—	$4	$3	$—	$3

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,414	$5,505	$5,327	$5,529
____________________
(a)    At March 31, 2022 and December 31, 2021, approximately $5,483 million and $5,506 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At March 31, 2022 and December 31, 2021, approximately $1,179 million and $1,188 million of the fair value relates to the 2020 convertible notes and the 2021 convertible notes and is estimated using Level 2.

5. Income Taxes

Income taxes are calculated for NEP as a single taxpaying corporation for U.S. federal and state income taxes (based on NEP's election to be taxed as a corporation). NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded/partnership tax status of substantially all of the U.S. projects under NEP OpCo. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes.

The effective tax rate for the three months ended March 31, 2022 was approximately 13% and for the three months ended March 31, 2021 was approximately 11%. The effective tax rate is below the U.S. statutory rate of 21% primarily due to tax expense (benefit) attributable to noncontrolling interests of approximately $(39) million for the three months ended March 31, 2022 and $(78) million for the three months ended March 31, 2021.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2022, NEP owned an approximately 45.3% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 54.7% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at March 31, 2022, NEP OpCo consolidated 16 VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate 32 wind generation facilities as well as seven solar projects, including related battery storage facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligation, of the VIEs, totaled approximately $9,424 million and $897 million, respectively, at March 31, 2022 and $9,740 million and $1,310 million, respectively, at December 31, 2021.

At March 31, 2022, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries (see Note 10 - Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
a combined net generating capacity of approximately 3,576 MW as well as ownership interests in eight natural gas pipeline assets. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment - net, intangible assets - PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $11,392 million and $2,059 million, respectively, at March 31, 2022 and $11,810 million and $2,480 million, respectively, at December 31, 2021. Certain of these VIEs include five other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade, Pine Brooke Holdings and Star Moon Holdings (see Note 1). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $4,467 million and $4,749 million of assets and $756 million and $1,159 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at March 31, 2022 and December 31, 2021, respectively.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2022 and December 31, 2021, NEP's equity method investment related to the non-economic ownership interests of approximately $65 million and $47 million, respectively, is reflected as noncurrent other assets on NEP's condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEP during the three months ended March 31, 2022 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2022	NEP OpCo credit facility	Variable(a)	$86	(b)	2027
January 2022 – March 2022	Senior secured limited-recourse debt	Variable(a)	$3	(c)	2026
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)At March 31, 2022, approximately $640 million of borrowings were outstanding and $117 million of letters of credit were issued under the NEP OpCo credit facility. Approximately $26 million of the outstanding borrowings have a maturity date in 2025.
(c)At March 31, 2022, approximately $871 million of borrowings were outstanding under the existing credit agreement of the Meade purchaser and Pipeline Investment Holdings, LLC.

In February 2022, the maturity date was extended from February 2026 to February 2027 for essentially all of the NEP OpCo credit facility.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2022, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

On January 1, 2021, NEP adopted an accounting standards update which updated the accounting guidance for financial instruments with the characteristics of liabilities and equity, including debt with conversion options and other equity-linked instruments such as the $600 million in principal amount of senior unsecured convertible notes issued in December 2020. NEP adopted the standards update by applying it retrospectively with the cumulative effect recognized as of January 1, 2021 (modified retrospective approach). Upon adoption, NEP reclassified approximately $64 million related to the embedded conversion feature for the 2020 convertible notes from common units equity to long-term debt.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. Equity

Distributions – On April 20, 2022, the board of directors of NEP authorized a distribution of $0.7325 per common unit payable on May 12, 2022 to its common unitholders of record on May 5, 2022.

Earnings Per Unit – Diluted earnings per unit is based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes. The dilutive effect of the 2021 convertible notes and the 2020 convertible notes is computed using the if-converted method.

The reconciliation of NEP's basic and diluted earnings per unit for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(millions, except per unit amounts)
Numerator – Net income attributable to NEP	$144	$202

Denominator:
Weighted-average number of common units outstanding – basic	83.9	75.9
Effect of dilutive convertible notes	0.1	0.1
Weighted-average number of common units outstanding and assumed conversions	84.0	76.0
Earnings per unit attributable to NEP:
Basic	$1.72	$2.66
Assuming dilution	$1.72	$2.66

Accumulated Other Comprehensive Income (Loss) – During the three months ended March 31, 2022 and 2021, NEP did not recognize any other comprehensive income (loss). At March 31, 2022 and 2021, NEP's accumulated other comprehensive loss totaled approximately $18 million and $20 million, respectively, of which $10 million and $12 million, respectively, was attributable to noncontrolling interest and $8 million and $8 million, respectively, was attributable to NEP.

9. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in NEP's condensed consolidated statements of income. Additionally, certain NEP subsidiaries pay affiliates for transmission and retail power services which are reflected as operations and maintenance in NEP's condensed consolidated statements of income. Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three months ended March 31, 2022 include approximately $38 million and for the three months ended March 31, 2021 include approximately $31 million related to the MSA.

Cash Sweep and Credit Support Agreement – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2022 include approximately $2 million and for the three months ended March 31, 2021 include approximately $1 million related to the CSCS agreement.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At March 31, 2022 and December 31, 2021, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $135 million and $57 million, respectively, and are included in due from related parties on NEP's condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. In addition, NEECH and NEER provided guarantees associated with obligations, primarily incurred and future construction payables, associated with the December 2021 acquisition from NEER discussed in Note 1. At March 31, 2022, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $3,382 million related to these obligations.

Due to Related Parties – Noncurrent amounts due to related parties on NEP's condensed consolidated balance sheets primarily represent amounts owed by certain of NEP's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on NEP's condensed consolidated balance sheets.

Transportation and Fuel Management Agreements – A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $2 million during the three months ended March 31, 2022 and $33 million during the three months ended March 31, 2021. The decrease in the recognized revenues for the three months ended March 31, 2022 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021 (February 2021 weather event).

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At March 31, 2022 and December 31, 2021, NEP had less than $1 million and approximately $4 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at March 31, 2022 and December 31, 2021 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	March 31, 2022	December 31, 2021
	(millions)
Property, plant and equipment, gross	$13,017	$13,124
Accumulated depreciation	(1,790)	(1,707)
Property, plant and equipment – net	$11,227	$11,417

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Noncontrolling Interests – At March 31, 2022, noncontrolling interests on NEP's condensed consolidated balance sheets primarily reflects the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables II, NEP Pipelines, STX Midstream, Genesis Holdings, and NEP Renewables III owned by third parties), the differential membership interests, NEE Equity's approximately 54.7% noncontrolling interest in NEP OpCo, NEER's approximately 50% noncontrolling ownership interest in Silver State, non-affiliated parties' 10% interest in one of the Texas pipelines and 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2022	(millions)
Balances, December 31, 2021	$3,783	$3,150	$(38)	$966	$7,861
Net income (loss) attributable to noncontrolling interests	69	(148)	232	31	184
Related party distributions	—	—	(77)	(1)	(78)
Differential membership investment contributions, net of distributions	—	36	—	—	36
Payments to Class B noncontrolling interest investors	(16)	—	—	—	(16)
Reclassification of redeemable noncontrolling interests	—	206	—	—	206
Other	(1)	—	(5)	7	1
Balances, March 31, 2022	$3,835	$3,244	$112	$1,003	$8,194

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2021	(millions)
Balances, December 31, 2020	$3,551	$1,758	$(14)	$58	$5,353
Net income (loss) attributable to noncontrolling interests	67	(77)	363	16	369
Related party distributions	—	—	(71)	(1)	(72)
Changes in non-economic ownership interests, net of distributions	—	—	—	(3)	(3)
Differential membership investment contributions, net of distributions	—	35	—	—	35
Payments to Class B noncontrolling interest investors	(14)	—	—	—	(14)
Other	1	(1)	1	—	1
Balances, March 31, 2021	$3,605	$1,715	$279	$70	$5,669
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interest in Silver State.

Redeemable Noncontrolling Interests – Prior to the acquisition in December 2021 from NEER (see Note 1), differential membership interests related to certain of the acquired solar facilities were sold to third party investors. If, subject to certain contingencies, certain events occurred that delayed or prevented completion of any underlying projects, NEP could have been obligated to reacquire all or a portion of the third party investors' interests in these projects for up to approximately $204 million. As these potential redemptions were outside of NEP’s control, the balances were classified as redeemable noncontrolling interests on NEP's condensed consolidated balance sheet as of December 31, 2021. During the three months ending March 31, 2022, the underlying projects were completed and the redeemable noncontrolling interests amount related to the completion of the projects was reclassified to noncontrolling interests.

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

Disposal of Pipeline – In April 2022, subsidiaries of NEP sold (the pipeline sale) to a third party all of their ownership interests in an approximately 156-mile, 16-inch pipeline that transports natural gas in Texas for total consideration of approximately $203 million, subject to working capital and other adjustments. Approximately $67 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests in STX Midstream. In connection with the sale, NEP anticipates recording a gain of approximately $26 million ($23 million after tax) in the second quarter of 2022. The carrying amounts of the major classes of assets related to the pipeline that were classified as held for sale, which are included in current other assets on NEP's condensed consolidated balance sheets, were approximately $176 million at March 31, 2022 and primarily represent property, plant and equipment – net and intangible assets – customer relationships – net. Liabilities associated with assets held for sale, which are included in current other liabilities on NEP's condensed consolidated balance sheets, were less than $1 million at March 31, 2022.

11. Commitments and Contingencies

Development, Engineering and Construction Commitments – At March 31, 2022, an indirect subsidiary of NEP had a funding commitment related to a pipeline expansion project. As of March 31, 2022, the NEP subsidiary had invested approximately $79 million related to the expansion project which is reflected as investments in equity method investees on NEP's condensed consolidated balance sheets. As of March 31, 2022, the NEP subsidiary expects to invest approximately $4 million of additional funds under its commitment as the expansion project began operations in the fourth quarter of 2021.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At March 31, 2022, NEP owned an approximately 45.3% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 54.7% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind, solar and solar-plus-storage projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2021 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

In 2021, indirect subsidiaries of NEP completed multiple acquisitions of ownership interests in wind and solar generation facilities, some of which include battery storage facilities, with a combined net generating capacity totaling approximately 2,342 MW and net storage capacity totaling 58 MW. In April 2022, an indirect subsidiary of NEP entered into an agreement with subsidiaries of NEER to acquire approximately 67% of the Class A membership interests in a battery storage facility under construction in California with storage capacity of approximately 230 MW. See Note 1. In April 2022, indirect subsidiaries of NEP sold their ownership interests in a pipeline in Texas. See Note 10 - Disposal of Pipeline.

Results of Operations

	Three Months Ended March 31,
	2022	2021
	(millions)
Statement of Income Data:
OPERATING REVENUES
Renewable energy sales	$224	$155
Texas pipelines service revenues	57	91
Total operating revenues	281	246
OPERATING EXPENSES
Operations and maintenance	129	92
Depreciation and amortization	103	67
Taxes other than income taxes and other	15	9
Total operating expenses – net	247	168
OPERATING INCOME	34	78
OTHER INCOME (DEDUCTIONS)
Interest expense	284	504
Equity in earnings of equity method investees	45	43
Equity in earnings of non-economic ownership interests	19	14
Other – net	1	2
Total other income (deductions) – net	349	563
INCOME BEFORE INCOME TAXES	383	641
INCOME TAXES	50	70
NET INCOME	333	571
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(189)	(369)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$144	$202

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Operating Revenues

Operating revenues increased $35 million for the three months ended March 31, 2022. Renewable energy sales increased $69 million during the three months ended March 31, 2022 primarily reflecting higher revenues of approximately $48 million associated with the renewable energy projects acquired in 2021 as well as higher revenues due to favorable resource and availability. Texas pipelines service revenues decreased $34 million during the three months ended March 31, 2022 primarily reflecting decreases of approximately $30 million related to the absence of higher revenues under transportation and fuel management agreements during the February 2021 weather event (see Note 9 – Transportation and Fuel Management

Agreements).

Operating Expenses

Operations and Maintenance
O&M expenses increased $37 million during the three months ended March 31, 2022 primarily reflecting higher O&M expenses of approximately $22 million associated with the renewable energy projects acquired in 2021, higher corporate operating expenses of $9 million primarily reflecting higher IDR fees related to growth in NEP's distributions to its common unitholders and higher net operating expenses at the existing NEP projects of $6 million.

Depreciation and Amortization
Depreciation and amortization expense increased $36 million during the three months ended March 31, 2022 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired in 2021.

Taxes other than Income Taxes and Other
Taxes other than income taxes and other increased $6 million during the three months ended March 31, 2022 primarily reflecting expenses associated with the renewable energy projects acquired in 2021.

Other Income (Deductions)

Interest Expense
The change in interest expense of approximately $220 million during the three months ended March 31, 2022 primarily reflects $215 million of less favorable mark-to-market activity ($320 million of gains recorded in 2022 compared to $535 million of gains in 2021).

Income Taxes

For the three months ended March 31, 2022, NEP recorded income tax expense of approximately $50 million on income before income taxes of $383 million, resulting in an effective tax rate of 13%. The tax expense is comprised primarily of income tax expense of approximately $80 million at the statutory rate of 21% and $9 million of state taxes, partly offset by $39 million of income tax benefit attributable to noncontrolling interests.

For the three months ended March 31, 2021, NEP recorded income tax expense of approximately $70 million on income before income taxes of $641 million, resulting in an effective tax rate of 11%. The tax expense is comprised primarily of income tax expense of approximately $135 million at the statutory rate of 21% and $12 million of state taxes, partly offset by $78 million of income tax benefit attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2022 and 2021, the decrease in net income attributable to noncontrolling interests primarily reflects a lower net income allocation to NEE Equity's noncontrolling interest due to a decrease in net income as compared to 2021. See Note 10 – Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 7 and Note 3) and distributions to common unitholders and holders of noncontrolling interests (see Note 8 and Note 10 – Noncontrolling Interests). NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments (see Note 1 and Note 11 – Development, Engineering and Construction Commitments). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations.

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

Liquidity Position

At March 31, 2022, NEP's liquidity position was approximately $1,204 million. The table below provides the components of NEP’s liquidity position:

	March 31, 2022	Maturity Date
	(millions)
Cash and cash equivalents	$168
Amounts due under the CSCS agreement	135
Revolving credit facilities(a)	1,250	2027
Less borrowings(b)	(640)
Less issued letters of credit	(117)
NEP Renewables III final funding(c)	408
Total	$1,204
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2025. Excludes certain credit facilities due to restrictions on the use of the borrowings.
(b)    Approximately $26 million of such borrowings have a maturity date in 2025.
(c)    Expected to be received in the second quarter of 2022.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

In February 2022, the maturity date was extended from February 2026 to February 2027 for essentially all of the NEP OpCo credit facility. During the three months ended March 31, 2022, approximately $86 million was drawn under the NEP OpCo credit facility. See Note 7.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For substantially all of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At March 31, 2022, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2022 and 2021, NEP had capital expenditures of approximately $467 million and $45 million, respectively. The 2022 capital expenditures primarily relate to the newly constructed renewable energy and battery storage facilities, as well as the three facilities that were under construction which were acquired from NEER in December 2021. Such expenditures are reimbursed by NEER as contemplated in the acquisition (see Note 1). The 2021 capital expenditures primarily reflect additional investments associated with the ownership interests in Meade related to an expansion that was completed in the fourth quarter of 2021. See Note 11 – Development, Engineering and Construction Commitments. These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the three months ended March 31, 2022, NEP distributed approximately $59 million to its common unitholders. On April 20, 2022, the board of directors of NEP authorized a distribution of $0.7325 per common unit payable on May 12, 2022 to its common unitholders of record on May 5, 2022.

Cash Flows

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table reflects the changes in cash flows for the comparative periods:

	2022	2021	Change
Three Months Ended March 31,	(millions)
Net cash provided by operating activities	$120	$104	$16
Net cash used in investing activities	$(70)	$(107)	$37
Net cash provided by (used in) financing activities	$(33)	$4	$(37)

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by the timing of working capital associated with the February 2021 weather event.

Net Cash Used in Investing Activities

	2022	2021
Three Months Ended March 31,	(millions)
Capital expenditures and other investments	(467)	(45)
Payments to related parties under CSCS agreement – net	(78)	(74)
Reimbursements from related parties for capital expenditures	475	8
Other	—	4
Net cash used in investing activities	$(70)	$(107)

The decrease in net cash used in investing activities was primarily driven by payments received from NEER subsidiaries (net of amounts paid) for capital expenditures related to the newly constructed renewable energy and battery storage facilities, as well as the three facilities that were under construction which were acquired from NEER in December 2021. See Note 1.

Net Cash Provided by (Used in) Financing Activities

	2022	2021
Three Months Ended March 31,	(millions)
Proceeds from issuance of common units – net	$2	$3
Issuances (retirements) of long-term debt – net	83	100
Partner distributions	(137)	(117)
Change in amounts due to related parties	(1)	(1)
Proceeds related to differential membership interests – net	37	35
Proceeds (payments) related to Class B noncontrolling interests – net	(16)	(14)
Other	(1)	(2)
Net cash provided by (used in) financing activities	$(33)	$4

The change in net cash provided by (used in) financing activities primarily reflects higher partner distributions and lower net issuances of long-term debt in 2022 compared to 2021.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2022, approximately 88% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At March 31, 2022, the estimated fair value of NEP's long-term debt was approximately $5.5 billion and the carrying value of the long-term debt was $5.4 billion. See Note 4 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $27 million at March 31, 2022.

At March 31, 2022, NEP had interest rate contracts with a net notional amount of approximately $7.9 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at March 31, 2022 would increase by approximately $140 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2022.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

With regard to environmental proceedings to which a governmental authority is a party, NEP's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

On April 1, 2022, a subsidiary of NEER whose affiliates provide O&M, administrative and management services to NEP's projects pursuant to the MSA and other agreements voluntarily entered into an agreement with the U.S. Department of Justice (DOJ) related to the accidental fatalities of eagles at certain wind facilities operated by NEER subsidiaries, including twelve NEP facilities. While neither NEP nor any of its subsidiaries is a party to the agreement, the agreement will result in implementation of an eagle management plan and pursuit of applications for eagle “take” permits under the Bald and Golden Eagle Protection Act for these twelve wind facilities. Under the agreement, the DOJ will not prosecute NEP or its subsidiaries for any eagle fatalities that have previously occurred, or may occur, at NEP's wind facilities nationwide prior to the earlier of the date such facility obtains a permit or the date that is up to ten years following court approval of the agreement, provided that the NEER subsidiary ensures continued compliance with the agreement. The agreement has been filed with, and approved by, the U.S. District Court for the District of Wyoming. NEP voluntarily undertakes adaptive management practices designed to avoid and minimize eagle impacts and continues to believe that the criminal liability provisions of these laws were intended only to apply to hunting, poaching and other intentional activities, and do not apply to accidental collisions with wind turbines or other manufactured items, such as airplanes, locomotives, automobiles and buildings. NEP does not believe the agreement will have a material adverse impact on its business, financial condition, results of operations or ability to make cash distributions to its unitholders.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2021 Form 10-K except as updated in the following:

NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations, compliance with which may require significant capital expenditures, increase NEP’s cost of operations and affect or limit its business plans.

NEP's projects and pipelines are subject to numerous environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to the protection of avian and other wildlife; the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals; air emissions, water quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater; federal, state or local land use, zoning, building and transportation laws and requirements; the presence or discovery of archaeological, religious or cultural resources at or near NEP's projects or pipelines; and the protection of workers’ health and safety, among other things. If NEP's projects or pipelines do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, NEP may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects or pipelines and may also be subject to criminal sanctions or injunctions, such as restrictions on how it operates its facilities. NEP's projects and pipelines also carry inherent environmental, health and safety risks, including, without limitation, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. Proceedings related to any such litigation or actions could result in significant expenditures as well as the restriction or elimination of the ability to operate any affected project. For example, if NEP fails to obtain eagle “take” permits under the Bald and Golden Eagle Protection Act for certain of its wind facilities and eagles perish in collisions with facility turbines, NEP or its subsidiaries may face criminal prosecution under these laws.

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

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current laws, regulations and policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, accelerated cost recovery deductions and other commercially oriented incentives. These laws, regulations and policies have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives, or the imposition of additional taxes, tariffs, duties or other assessments on clean energy or the equipment necessary to generate or deliver it, such as antidumping and countervailing duty rates that could be put in place as a result of the U.S. Department of Commerce's investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia, could decrease the attractiveness of clean energy projects to developers, including, but not limited to, NEE, which could reduce NEP's acquisition opportunities. Such an elimination, loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

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

The factors discussed in Part I, Item 1A. Risk Factors in the 2021 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders should be carefully considered. The risks described above and in the 2021 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Products

(a)Information regarding purchases made by NEP of its common units during the three months ended March 31, 2022 is as follows:

Period	Total Number of Units Purchased(a)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of a Publicly Announced Program	Maximum Number of Units that May Yet be Purchased Under the Program
1/1/22 – 1/31/22	—	—	—	—
2/1/22 – 2/28/22	15,941	$71.13	—	—
3/1/22 – 3/31/22	—	—	—	—
Total	15,941	$71.13	—
____________________
(a)    In February 2022, shares of common units withheld from recipients to pay certain withholding taxes upon the vesting of stock awards granted to such recipients under the NextEra Energy Partners, LP 2014 Long Term Incentive Plan.

Item 5. Other Information

(a)NEP held its 2022 Annual Meeting of Unitholders (2022 Annual Meeting) on April 20, 2022. At the 2022 Annual Meeting, NEP's unitholders elected all of NEP’s nominees for director and approved two proposals. The proposals are described in detail in NEP's definitive proxy statement on Schedule 14A for the 2022 Annual Meeting (Proxy Statement), filed with the SEC on March 3, 2022. The voting results below reflect any applicable voting limitations and cutbacks as described in the Proxy Statement.

The final voting results with respect to each proposal voted upon at the 2022 Annual Meeting are set forth below.

Proposal 1

NEP's unitholders elected each of the four nominees to NEP's Board of Directors (Board) until the next annual meeting of unitholders by a majority of the votes cast, as set forth below:

	FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Susan D. Austin	68,806,695	97.3%	1,893,657	155,776	10,773,410
Robert J. Byrne	68,808,561	97.3%	1,884,902	162,664	10,773,410
Peter H. Kind	68,795,798	97.3%	1,895,624	164,705	10,773,410
John W. Ketchum	56,588,520	80.0%	14,105,127	162,480	10,773,410

Without giving effect to the voting limitation and cutbacks that apply to the election of directors as described in the Proxy Statement, the percent of the votes cast FOR Ms. Austin and Messrs. Byrne and Kind would have been 98.9% and FOR Mr. Ketchum would have been 91.6%.

Proposal 2

NEP's unitholders ratified the appointment of Deloitte & Touche LLP as NEP's independent registered public accounting firm for 2022, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
173,299,577	99.8%	287,258	213,361	—
Proposal 3

NEP's unitholders approved, by non-binding advisory vote, NEP's compensation of its named executive officers as disclosed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
147,664,298	91.0%	14,666,456	696,032	10,773,410
On April 20, 2022, John W. Ketchum, the chief executive officer of NEP, succeeded James L. Robo as Board Chair. Additionally on the same date, Terrell Kirk Crews, II, the chief financial officer of NEP, was appointed to the Board by NEP GP, the general partner of NEP.
(b)    On April 20, 2022, NextEra Energy Partners Acquisitions, LLC (NEP Acquisitions), an indirect subsidiary of NEP, entered into a purchase and sale agreement with NEP US SellCo, LLC (the seller) and ESI Energy, LLC, both of which are subsidiaries of NEER, to acquire approximately 67% of the Class A membership interests in Sunlight Renewables Holdings, LLC, a battery storage facility under construction in California with storage capacity of approximately 230 MW.

The acquisition is expected to close during 2022 for a total purchase price of approximately $191 million, subject to closing adjustments. NEP’s share of the project’s noncontrolling interests related to differential membership interests is estimated to be approximately $80 million at the time of closing. The transaction is subject to the facility commencing commercial operations and the satisfaction of customary closing conditions.

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
Amendment to Amended and Restated Purchase and Sale Agreement (2022-A Projects Annex), dated as of April 20, 2022, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC

10.1*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2022 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2021, File No. 1-36518)

10.2	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document – XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  April 22, 2022

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)