Form 10-Q
period 2022-06-30
NEXTERA ENERGY PARTNERS, LP
filed 2022-07-27
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at June 30, 2022:  83,905,398

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2020 convertible notes	senior unsecured convertible notes issued in 2020
2021 convertible notes	senior unsecured convertible notes issued in 2021
2021 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2021
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
March 2022 Form 10-Q	NEP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022
Meade	Meade Pipeline Co LLC
Meade purchaser	Meade Pipeline Investment, LLC
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo credit facility	senior secured revolving credit facility of NEP OpCo and its direct subsidiary
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables II	NEP Renewables II, LLC
NEP Renewables III	NEP Renewables III, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2021 Form 10-K and Part II, Item 1A. Risk Factors in the March 2022 Form 10-Q and investors should refer to those sections of the 2021 Form 10-K and the March 2022 Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES
Renewable energy sales	$302	$194	$526	$349
Texas pipelines service revenues	60	59	117	150
Total operating revenues(a)	362	253	643	499
OPERATING EXPENSES
Operations and maintenance(b)	136	101	265	192
Depreciation and amortization	105	69	207	136
Taxes other than income taxes and other	15	8	31	19
Total operating expenses – net	256	178	503	347
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	27	(5)	27	(5)
OPERATING INCOME	133	70	167	147
OTHER INCOME (DEDUCTIONS)
Interest expense	414	(336)	698	169
Equity in earnings of equity method investees	55	42	101	84
Equity in earnings of non-economic ownership interests	18	—	37	14
Other – net	1	—	—	3
Total other income (deductions) – net	488	(294)	836	270
INCOME (LOSS) BEFORE INCOME TAXES	621	(224)	1,003	417
INCOME TAX EXPENSE (BENEFIT)	83	(22)	133	48
NET INCOME (LOSS)(c)	538	(202)	870	369
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(319)	128	(507)	(241)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$219	$(74)	$363	$128

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic	$2.61	$(0.96)	$4.33	$1.68
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$2.61	$(0.96)	$4.33	$1.68
____________________
(a)    Includes related party revenues of $8 million and $5 million for the three months ended June 30, 2022 and 2021, respectively, and $12 million and $39 million for the six months ended June 30, 2022 and 2021, respectively.
(b)    Includes O&M expenses related to renewable energy projects of $80 million and $49 million for the three months ended June 30, 2022 and 2021, respectively, and $156 million and $92 million for the six months ended June 30, 2022 and 2021, respectively. Includes O&M expenses related to the Texas pipelines of $11 million and $11 million for the three months ended June 30, 2022 and 2021, respectively, and $20 million and $24 million for the six months ended June 30, 2022 and 2021, respectively. Total O&M expenses presented include related party amounts of $66 million and $53 million for the three months ended June 30, 2022 and 2021, respectively, and $124 million and $98 million for the six months ended June 30, 2022 and 2021, respectively.
(c)    For the three and six months ended June 30, 2022, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three and six months ended June 30, 2021, NEP recognized $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$256	$147
Accounts receivable	157	112
Other receivables	38	24
Due from related parties	848	1,061
Inventory	45	41
Derivatives	33	—
Other	62	25
Total current assets	1,439	1,410
Other assets:
Property, plant and equipment – net	11,087	11,417
Intangible assets – PPAs – net	2,101	2,175
Intangible assets – customer relationships – net	534	593
Derivatives	156	7
Goodwill	891	891
Investments in equity method investees	1,921	1,896
Deferred income taxes	198	322
Other	284	265
Total other assets	17,172	17,566
TOTAL ASSETS	$18,611	$18,976
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$362	$982
Due to related parties	77	104
Current portion of long-term debt	512	33
Accrued interest	26	26
Derivatives	11	26
Accrued property taxes	27	25
Other	59	65
Total current liabilities	1,074	1,261
Other liabilities and deferred credits:
Long-term debt	4,782	5,294
Asset retirement obligations	261	243
Derivatives	5	595
Due to related parties	40	41
Other	373	383
Total other liabilities and deferred credits	5,461	6,556
TOTAL LIABILITIES	6,535	7,817
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	117	321
EQUITY
Common units (83.9 and 83.9 units issued and outstanding, respectively)	3,228	2,985
Accumulated other comprehensive loss	(8)	(8)
Noncontrolling interests	8,739	7,861
TOTAL EQUITY	11,959	10,838
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$18,611	$18,976

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$870	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	136
Intangible amortization – PPAs	79	52
Change in value of derivative contracts	(787)	(239)
Deferred income taxes	133	47
Equity in earnings of equity method investees, net of distributions received	(19)	—
Equity in earnings of non-economic ownership interests, net of distributions received	(37)	(14)
Other – net	(23)	9
Changes in operating assets and liabilities:
Current assets	(45)	(32)
Noncurrent assets	—	(10)
Current liabilities	31	(10)
Net cash provided by operating activities	409	308
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(749)	(64)
Proceeds from sale of a business	193	—
Payments to related parties under CSCS agreement – net	(499)	(1,085)
Distributions from equity method investee	—	1
Reimbursements from related parties for capital expenditures	749	9
Other	4	15
Net cash used in investing activities	(302)	(1,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	2	50
Issuances of long-term debt	92	615
Retirements of long-term debt	(130)	(95)
Debt issuance costs	(5)	(3)
Capped call transaction	—	(31)
Partner contributions	1	—
Partner distributions	(287)	(243)
Proceeds on sale of differential membership interests	—	48
Proceeds from differential membership investors	46	41
Payments to differential membership investors	(21)	(18)
Proceeds on sale of Class B noncontrolling interests – net	408	493
Payments to Class B noncontrolling interest investors	(103)	(35)
Change in amounts due to related parties	(2)	(1)
Other	(2)	(1)
Net cash provided by (used in) financing activities	(1)	820
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	106	4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	151	112
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$257	$116
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Change in noncash investments in equity method investees – net	$(1)	$(124)
Accrued property additions	$331	$10

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended June 30, 2022	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, March 31, 2022	83.9	$3,070	$(8)	$8,194	$11,256	$120
Issuance of common units – net	—	1	—	—	1	—
Net income	—	219	—	317	536	2
Related party note receivable	—	—	—	1	1	—
Related party distributions	—	—	—	(88)	(88)	—
Changes in non-economic ownership interests	—	—	—	1	1	—
Other differential membership investment activity	—	—	—	(7)	(7)	(5)
Payments to Class B noncontrolling interest investors	—	—	—	(87)	(87)	—
Distributions to unitholders(a)	—	(61)	—	—	(61)	—
Sale of Class B noncontrolling interest – net	—	—	—	408	408	—
Other	—	(1)	—	—	(1)	—
Balances, June 30, 2022	83.9	$3,228	$(8)	$8,739	$11,959	$117
_________________________
(a)    Distributions per common unit of $0.7325 were paid during the three months ended June 30, 2022.

	Common Units
Six Months Ended June 30, 2022	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2021	83.9	$2,985	$(8)	$7,861	$10,838	$321
Issuance of common units – net	—	1	—	—	1	—
Net income	—	363	—	500	863	7
Related party note receivable	—	—	—	1	1	—
Related party distributions	—	—	—	(166)	(166)	—
Changes in non-economic ownership interests	—	—	—	1	1	—
Other differential membership investment activity	—	—	—	236	236	(211)
Payments to Class B noncontrolling interest investors	—	—	—	(103)	(103)	—
Distributions to unitholders(a)	—	(121)	—	—	(121)	—
Sale of Class B noncontrolling interest – net	—	—	—	408	408	—
Other	—	—	—	1	1	—
Balances, June 30, 2022	83.9	$3,228	$(8)	$8,739	$11,959	$117
_________________________
(a)    Distributions per common unit of $1.4400 were paid during the six months ended June 30, 2022.

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
_____________________________
(a)    See Note 8 – ATM Program for further discussion. Includes deferred tax impact of approximately $6 million.
(b)    Distributions per common unit of $0.6375 were paid during the three months ended June 30, 2021.

	Common Units
Six Months Ended June 30, 2021	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2020	75.9	$2,362	$(8)	$5,353	$7,707
Issuance of common units – net(a)	0.7	56	—	—	56
Net income	—	128	—	241	369
Other comprehensive income	—	—	—	1	1
Related party note receivable	—	—	—	1	1
Related party distributions	—	—	—	(149)	(149)
Changes in non-economic ownership interests	—	—	—	124	124
Other differential membership investment activity	—	—	—	23	23
Payments to Class B noncontrolling interest investors	—	—	—	(35)	(35)
Distributions to unitholders(b)	—	(95)	—	—	(95)
Sale of Class B noncontrolling interest - net	—	—	—	493	493
Sale of differential membership interest	—	—	—	48	48
Adoption of accounting standards update(c)	—	(57)	—	1	(56)
Capped call transaction	—	(31)	—	—	(31)
Other	—	—	—	(1)	(1)
Balances, June 30, 2021	76.6	$2,363	$(8)	$6,100	$8,455
_____________________________
(a)    See Note 8 – ATM Program for further discussion. Includes deferred tax impact of approximately $6 million.
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

In April 2022, an indirect subsidiary of NEP entered into an agreement with subsidiaries of NEER to acquire a 67% indirect controlling ownership interest in a battery storage facility under construction in California with storage capacity of 230 MW. NEP expects to complete the acquisition during 2022, subject to the facility commencing commercial operations, customary closing conditions and the receipt of regulatory approvals, for approximately $191 million, subject to closing adjustments. NEP’s share of the project’s noncontrolling interests related to differential membership interests is estimated to be approximately $89 million at the time of closing.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the August 2021 acquisition, the October 2021 acquisition and the Coram II acquisition been completed on January 1, 2020 are as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$281	$554
Pro forma operating income	$73	$155
Pro forma net income (loss)	$(206)	$360
Pro forma net income (loss) attributable to NEP	$(72)	$132
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible asset – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended June 30, 2022 is $294 million and $59 million, for the six months ended June 30, 2022 is $515 million and $117 million, for the three months ended June 30, 2021 is $191 million and $59 million, and for the six months ended June 30, 2021 is $340 million and $119 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2022 to 2035. At June 30, 2022, NEP expects to record approximately $1.7 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2052, will vary based on the volume of energy delivered. At June 30, 2022, NEP expects to record approximately $185 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the derivatives' fair value are recognized in interest expense in NEP's condensed consolidated statements of income (loss). At June 30, 2022 and December 31, 2021, the net notional amounts of the interest rate contracts were approximately $7,870 million and $7,873 million, respectively. Cash flows from the interest rate contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2022 and December 31, 2021, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	June 30, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$204	$—	$(15)	$189
Liabilities:
Interest rate contracts	$—	$31	$—	$(15)	$16

Net fair value by balance sheet line item:
Current derivative assets					$33
Noncurrent derivative assets					156
Total derivative assets					$189

Current derivative liabilities					$11
Noncurrent derivative liabilities					5
Total derivative liabilities					$16

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$17	$—	$(10)	$7
Liabilities:
Interest rate contracts	$—	$631	$—	$(10)	$621

Net fair value by balance sheet line item:
Current derivative assets					$—
Noncurrent derivative assets					7
Total derivative assets					$7

Current derivative liabilities					$26
Noncurrent derivative liabilities					595
Total derivative liabilities					$621
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments – Gains related to NEP's interest rate contracts are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Interest rate contracts:
Gains (losses) recognized in interest expense	$456	$(306)	$776	$229

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2022 and December 31, 2021, the aggregate fair value of NEP's derivative instruments with contingent risk features that were in a liability position was approximately $27 million and $608 million, respectively.

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
Recurring Non-Derivative Fair Value Measurements – NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$9	$—	$9	$3	$—	$3
Total assets	$9	$—	$9	$3	$—	$3

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,294	$5,173	$5,327	$5,529
____________________
(a)    At June 30, 2022 and December 31, 2021, approximately $5,152 million and $5,506 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At June 30, 2022 and December 31, 2021, approximately $1,090 million and $1,188 million of the fair value relates to the 2020 convertible notes and the 2021 convertible notes and is estimated using Level 2.

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

The effective tax rates for the three and six months ended June 30, 2022 were approximately 13% and 13%, respectively, and for the three and six months ended June 30, 2021 were approximately 10% and 12%, respectively. The effective tax rates are below the U.S. statutory rate of 21% primarily due to tax expense (benefit) attributable to noncontrolling interests of approximately $(65) million and $(104) million for the three and six months ended June 30, 2022, respectively, and $27 million and $(50) million for the three and six months ended June 30, 2021, respectively.

6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2022, NEP owned an approximately 45.3% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 54.7% limited partner interest in NEP OpCo (NEE's noncontrolling interest). The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at June 30, 2022, NEP OpCo consolidated 16 VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate 32 wind generation facilities as well as seven solar projects, including related battery storage facilities. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment - net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligation, of the VIEs, totaled approximately $9,283 million and $672 million, respectively, at June 30, 2022 and $9,740 million and $1,310 million, respectively, at December 31, 2021.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At June 30, 2022, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries (see Note 10 - Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 3,576 MW as well as ownership interests in seven natural gas pipeline assets. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment - net, intangible assets - PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, other long-term liabilities and asset retirement obligation, of the VIEs totaled approximately $10,969 million and $1,810 million, respectively, at June 30, 2022 and $11,810 million and $2,480 million, respectively, at December 31, 2021. Certain of these VIEs include five other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade, Pine Brooke Holdings and Star Moon Holdings (see Note 1). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $4,340 million and $4,749 million of assets and $517 million and $1,159 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at June 30, 2022 and December 31, 2021, respectively.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2022 and December 31, 2021, NEP's equity method investment related to the non-economic ownership interests of approximately $84 million and $47 million, respectively, is reflected as noncurrent other assets on NEP's condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

7. Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2022 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2022	NEP OpCo credit facility	Variable(a)	$86	(b)	2027
January 2022 – June 2022	Senior secured limited-recourse debt	Variable(a)	$6	(c)	2026
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)At June 30, 2022, approximately $530 million of borrowings were outstanding and $117 million of letters of credit were issued under the NEP OpCo credit facility. Approximately $11 million of the outstanding borrowings have a maturity date in 2024.
(c)At June 30, 2022, approximately $872 million of borrowings were outstanding under the existing credit agreement of the Meade purchaser and Pipeline Investment Holdings, LLC.

In February 2022, the maturity date was extended from February 2026 to February 2027 for essentially all of the NEP OpCo credit facility. In May 2022, the NEP OpCo credit facility was amended to, among other things, increase the revolving credit facility size from $1.25 billion to $2.5 billion.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2022, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

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

8. Equity

Distributions – On July 21, 2022, the board of directors of NEP authorized a distribution of $0.7625 per common unit payable on August 12, 2022 to its common unitholders of record on August 4, 2022.

Earnings (Loss) Per Unit – Diluted earnings (loss) per unit is based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes. The dilutive effect of the 2021 convertible notes and the 2020 convertible notes is computed using the if-converted method.

The reconciliation of NEP's basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions, except per unit amounts)
Numerator – Net income (loss) attributable to NEP	$219	$(74)	$363	$128

Denominator:
Weighted-average number of common units outstanding – basic	83.9	76.3	83.9	76.1
Dilutive effect of convertible notes	—	—	—	—
Weighted-average number of common units outstanding and assumed conversions	83.9	76.3	83.9	76.1
Earnings (losses) per unit attributable to NEP:
Basic	$2.61	$(0.96)	$4.33	$1.68
Assuming dilution	$2.61	$(0.96)	$4.33	$1.68

Common units of approximately 0.8 million issuable upon exercise by NEE Equity of the exchange right pursuant to the exchange agreement notice were not included in the calculation of diluted earnings per unit in the three and six months ended June 30, 2022 due to their antidilutive effect. See Part II, Item 2 for further discussion.

ATM Program – During the three and six months ended June 30, 2022, NEP did not issue any common units under its at-the-market equity issuance program (ATM program). During the three and six months ended June 30, 2021, NEP issued approximately 0.7 million common units under its ATM program for gross proceeds of approximately $50 million. Fees related to the ATM program totaled less than $1 million during the three and six months ended June 30, 2021.

Accumulated Other Comprehensive Income (Loss) – During the three and six months ended June 30, 2022, NEP recognized less than $1 million of other comprehensive income related to equity method investees. During the three and six months ended June 30, 2021, NEP recognized approximately $1 million of other comprehensive income related to equity method investees. At June 30, 2022 and 2021, NEP's accumulated other comprehensive loss totaled approximately $18 million and $19 million, respectively, of which $10 million and $11 million, respectively, was attributable to noncontrolling interest and $8 million and $8 million, respectively, was attributable to NEP.

9. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in NEP's condensed consolidated statements of income (loss). Additionally, certain NEP subsidiaries pay affiliates for transmission and retail power services which are reflected as operations and maintenance in NEP's condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three and six months ended June 30, 2022 include approximately $41 million and $79 million, respectively, and for the three and six months ended June 30, 2021 include approximately $34 million and $66 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2022 include approximately $2 million and $4 million, respectively, and for the three and six months ended June 30, 2021 include approximately $1 million and $3 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement, or its subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At June 30, 2022 and December 31, 2021, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $556 million and $57 million, respectively, and are included in due from related parties on NEP's condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. In addition, NEECH and NEER provided guarantees associated with obligations, primarily incurred and future construction payables, associated with the December 2021 acquisition from NEER discussed in Note 1. At June 30, 2022, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2,730 million related to these obligations.

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

Transportation and Fuel Management Agreements – A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $1 million and $4 million during the three and six months ended June 30, 2022, respectively, and $2 million and $35 million during the three and six months ended June 30, 2021, respectively. The decrease in the recognized revenues for the six months ended June 30, 2022 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021 (February 2021 weather event).

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At June 30, 2022 and December 31, 2021, NEP had less than $1 million and approximately $4 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at June 30, 2022 and December 31, 2021 is primarily related to collateral deposits from a counterparty. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	June 30, 2022	December 31, 2021
	(millions)
Property, plant and equipment, gross	$12,943	$13,124
Accumulated depreciation	(1,856)	(1,707)
Property, plant and equipment – net	$11,087	$11,417

Noncontrolling Interests – At June 30, 2022, noncontrolling interests on NEP's condensed consolidated balance sheets primarily reflects the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables II, NEP Pipelines, STX Midstream, Genesis Holdings, and NEP Renewables III owned by third parties), the differential membership interests, NEE Equity's approximately 54.7% noncontrolling interest in NEP OpCo, NEER's approximately 50% noncontrolling ownership interest in Silver State, non-affiliated parties' 10% interest in one of the Texas pipelines and 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended June 30, 2022	(millions)
Balances, March 31, 2022	$3,835	$3,244	$112	$1,003	$8,194
Sale of Class B noncontrolling interest - net(b)	408	—	—	—	408
Net income (loss) attributable to noncontrolling interests	69	(167)	370	45	317
Related party distributions	—	—	(82)	(6)	(88)
Differential membership investment contributions, net of distributions	—	(12)	—	—	(12)
Payments to Class B noncontrolling interest investors	(87)	—	—	—	(87)
Reclassification of redeemable noncontrolling interests	—	5	—	—	5
Other	—	(1)	3	—	2
Balances, June 30, 2022	$4,225	$3,069	$403	$1,042	$8,739

Six months ended June 30, 2022
Balances, December 31, 2021	$3,783	$3,150	$(38)	$966	$7,861
Sale of Class B noncontrolling interest – net(b)	408	—	—	—	408
Net income (loss) attributable to noncontrolling interests	138	(316)	602	76	500
Related party distributions	—	—	(160)	(6)	(166)
Differential membership investment contributions, net of distributions	—	25	—	—	25
Payments to Class B noncontrolling interest investors	(103)	—	—	—	(103)
Reclassification of redeemable noncontrolling interests	—	211	—	—	211
Other	(1)	(1)	(1)	6	3
Balances, June 30, 2022	$4,225	$3,069	$403	$1,042	$8,739
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interest in Silver State.
(b)Represents NEP Renewables III final funding.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Three months ended June 30, 2021
Balances, March 31, 2021	$3,605	$1,715	$279	$70	$5,669
Sale of Class B noncontrolling interest – net(b)	493	—	—	—	493
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	71	(76)	(125)	2	(128)
Other comprehensive income	—	—	1	—	1
Related party distributions	—	—	(75)	(2)	(77)
Changes in non-economic ownership interests, net of distributions	—	—	—	127	127
Differential membership investment contributions, net of distributions	—	(12)	—	—	(12)
Payments to Class B noncontrolling interest investors	(21)	—	—	—	(21)
Sale of differential membership interest	—	48	—	—	48
Other	(1)	—	—	—	(1)
Balances, June 30, 2021	$4,147	$1,675	$81	$197	$6,100

Six months ended June 30, 2021
Balances, December 31, 2020	$3,550	$1,759	$(14)	$58	$5,353
Sale of Class B noncontrolling interest – net(b)	493	—	—	—	493
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	138	(153)	238	18	241
Other comprehensive income	—	—	1	—	1
Related party distributions	—	—	(146)	(3)	(149)
Changes in non-economic ownership interests, net of distributions	—	—	—	124	124
Differential membership investment contributions, net of distributions	—	23	—	—	23
Payments to Class B noncontrolling interest investors	(35)	—	—	—	(35)
Sale of differential membership interest	—	48	—	—	48
Other	1	(2)	1	—	—
Balances, June 30, 2021	$4,147	$1,675	$81	$197	$6,100
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interest in Silver State.
(b)Represents Genesis Holdings final funding.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Disposal of Pipeline – In April 2022, subsidiaries of NEP sold (the pipeline sale) to a third party all of their ownership interests in an approximately 156-mile, 16-inch pipeline that transports natural gas in Texas for total consideration of approximately $203 million, subject to working capital and other adjustments. Approximately $67 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests in STX Midstream. In connection with the sale, NEP recorded a gain of approximately $20 million ($18 million after tax) in the second quarter of 2022.

Disposal of Wind Project – In June 2022, NEP received notification from the offtaker of NEP's 62 MW wind project located in Barnes County, North Dakota of its intent to exercise an option to acquire the wind project for approximately $50 million. As such, the carrying amounts of the major classes of assets related to the wind project that were classified as held for sale, which are included in current other assets on NEP's condensed consolidated balance sheets, were approximately $50 million at June 30, 2022 and primarily represent property, plant and equipment – net. Liabilities associated with assets held for sale, which are included in current other liabilities on NEP's condensed consolidated balance sheets, were approximately $1 million at June 30, 2022. The sale is expected to close in January of 2023.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At June 30, 2022, NEP owned an approximately 45.3% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 54.7% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind, solar and solar-plus-storage projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

In 2021, indirect subsidiaries of NEP completed multiple acquisitions of ownership interests in wind and solar generation facilities, some of which include battery storage facilities, with a combined net generating capacity totaling approximately 2,342 MW and net storage capacity totaling 58 MW. In April 2022, an indirect subsidiary of NEP entered into an agreement with subsidiaries of NEER to acquire a 67% indirect controlling ownership interest in a battery storage facility under construction in California with storage capacity of 230 MW. See Note 1. In April 2022, indirect subsidiaries of NEP sold their ownership interests in a pipeline in Texas. See Note 10 - Disposal of Pipeline. In June 2022, NEP received notification from the offtaker of a 62 MW wind project of its intent to exercise an option to acquire the wind project. See Note 10 - Disposal of Wind Project.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Statement of Income (Loss) Data:
OPERATING REVENUES
Renewable energy sales	$302	$194	$526	$349
Texas pipelines service revenues	60	59	117	150
Total operating revenues	362	253	643	499
OPERATING EXPENSES
Operations and maintenance	136	101	265	192
Depreciation and amortization	105	69	207	136
Taxes other than income taxes and other	15	8	31	19
Total operating expenses – net	256	178	503	347
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	27	(5)	27	(5)
OPERATING INCOME	133	70	167	147
OTHER INCOME (DEDUCTIONS)
Interest expense	414	(336)	698	169
Equity in earnings of equity method investees	55	42	101	84
Equity in earnings of non-economic ownership interests	18	—	37	14
Other – net	1	—	—	3
Total other income (deductions) – net	488	(294)	836	270
INCOME (LOSS) BEFORE INCOME TAXES	621	(224)	1,003	417
INCOME TAX EXPENSE (BENEFIT)	83	(22)	133	48
NET INCOME (LOSS)	538	(202)	870	369
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(319)	128	(507)	(241)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$219	$(74)	$363	$128

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Operating Revenues

Operating revenues increased $109 million for the three months ended June 30, 2022. Renewable energy sales increased $108 million during the three months ended June 30, 2022 primarily reflecting higher revenues of approximately $79 million associated with the renewable energy projects acquired in 2021 as well as higher revenues due to favorable resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased $35 million during the three months ended June 30, 2022 primarily reflecting higher O&M expenses of approximately $23 million associated with the renewable energy projects acquired in 2021, higher net operating expenses at the existing NEP projects of $8 million and higher corporate operating expenses of $4 million primarily reflecting higher IDR fees related to growth in NEP's distributions to its common unitholders. In June 2022, the MSA was amended to cap the IDR fee paid by NEP at $39.25 million per quarter ($157 million per year) if quarterly distributions to NEP OpCo unitholders are at or above $0.7625 ($3.05 on an annualized basis) per NEP OpCo common unit. If quarterly distributions to NEP OpCo unitholders are less than the $0.7625 threshold, then the IDR fee structure described in Part II, Item 5 of the 2021 Form 10-K will apply.

Depreciation and Amortization
Depreciation and amortization expense increased $36 million during the three months ended June 30, 2022 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired in 2021.

Gains (Losses) on Disposal of Businesses/Assets - Net

The $27 million net gains on disposal of businesses/assets recognized during the three months ended June 30, 2022 primarily reflects the gain recorded for the sale of Monument pipeline. See Note 10 - Disposal of Pipeline.

Other Income (Deductions)

Interest Expense
The change in interest expense of approximately $750 million during the three months ended June 30, 2022 primarily reflects $761 million of favorable mark-to-market activity ($455 million of gains recorded in 2022 compared to $306 million of losses in 2021).

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $13 million during the three months ended June 30, 2022 primarily reflecting earnings from equity method interests acquired in October 2021 as well as increased earnings at various existing equity method investees.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of equity method investees increased approximately $18 million during the three months ended June 30, 2022 primarily reflecting favorable mark-to-market activity on interest rate swaps in 2022.

Income Taxes

For the three months ended June 30, 2022, NEP recorded income tax expense of approximately $83 million on income before income taxes of $621 million, resulting in an effective tax rate of 13%. The tax expense is comprised primarily of income tax expense of approximately $130 million at the statutory rate of 21% and $15 million of state taxes, partly offset by $65 million of income tax benefit attributable to noncontrolling interests.

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

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended June 30, 2022, the change in net income (loss) attributable to noncontrolling interests primarily reflects a higher net income allocation to NEE Equity's noncontrolling interest due to an increase in net income as compared to 2021. See Note 10 – Noncontrolling Interests.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Operating Revenues

Operating revenues increased $144 million for the six months ended June 30, 2022. Renewable energy sales increased $177 million during the six months ended June 30, 2022 primarily reflecting higher revenues of approximately $126 million associated with the renewable energy projects acquired in 2021 as well as higher revenues due to favorable resource and availability. Texas pipelines service revenues decreased $33 million during the six months ended June 30, 2022 primarily reflecting decreases of approximately $30 million related to the absence of higher revenues under transportation and fuel management agreements during the February 2021 weather event (see Note 9 – Transportation and Fuel Management Agreements).

Operating Expenses

Operations and Maintenance
O&M expenses increased $73 million during the six months ended June 30, 2022 primarily reflecting higher O&M expenses of approximately $47 million associated with the renewable energy projects acquired in 2021, higher corporate operating expenses of $13 million primarily reflecting higher IDR fees related to growth in NEP's distributions to its common unitholders and higher net operating expenses at the existing NEP projects of $13 million.

Depreciation and Amortization
Depreciation and amortization expense increased $71 million during the six months ended June 30, 2022 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired in 2021.

Gains (Losses) on Disposal of Businesses/Assets - Net

The $27 million net gains on disposal of businesses/assets recognized during the six months ended June 30, 2022 primarily reflects the gain recorded for the sale of Monument pipeline. See Note 10 - Disposal of Pipeline.

Other Income (Deductions)

Interest Expense
The change in interest expense of approximately $529 million during the six months ended June 30, 2022 primarily reflects $547 million of more favorable mark-to-market activity ($776 million of gains recorded in 2022 compared to $229 million of gains in 2021).

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased approximately $17 million during the six months ended June 30, 2022 primarily reflecting earnings from equity method interests acquired in October 2021 as well as increased earnings at various existing equity method investees.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of equity method investees increased approximately $23 million during the six months ended June 30, 2022 primarily reflecting favorable mark-to-market activity on interest rate swaps in 2022.

Income Taxes

For the six months ended June 30, 2022, NEP recorded income tax expense of approximately $133 million on income before income taxes of $1,003 million, resulting in an effective tax rate of 13%. The tax expense is comprised primarily of income tax expense of approximately $211 million at the statutory rate of 21% and $24 million of state taxes, partly offset by $104 million of income tax benefit attributable to noncontrolling interests.

For the six months ended June 30, 2021, NEP recorded income tax expense of approximately $48 million on income before income taxes of $417 million, resulting in an effective tax rate of 12%. The tax expense is comprised primarily of income tax expense of approximately $88 million at the statutory rate of 21% and $12 million of state taxes, partly offset by $50 million of income tax benefit attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the six months ended June 30, 2022, the increase in net income attributable to noncontrolling interests primarily reflects a higher net income allocation to NEE Equity's noncontrolling interest due to an increase in net income as compared to 2021. See Note 10 – Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 7 and Note 3) and distributions to common unitholders and holders of noncontrolling interests (see Note 8 and Note 10 – Noncontrolling Interests). NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments (see Note 1). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations.

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

Liquidity Position

At June 30, 2022, NEP's liquidity position was approximately $2,665 million. The table below provides the components of NEP’s liquidity position:

	June 30, 2022	Maturity Date
	(millions)
Cash and cash equivalents	$256
Amounts due under the CSCS agreement	556
Revolving credit facilities(a)	2,500	2027
Less borrowings(b)	(530)
Less issued letters of credit	(117)
Total	$2,665
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2024. Excludes certain credit facilities due to restrictions on the use of the borrowings.
(b)    Approximately $11 million of such borrowings have a maturity date in 2024.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

In February 2022, the maturity date was extended from February 2026 to February 2027 for essentially all of the NEP OpCo credit facility. During the six months ended June 30, 2022, approximately $86 million was drawn under the NEP OpCo credit facility. In May 2022, the NEP OpCo credit facility was amended to, among other things, increase the revolving credit facility size from $1.25 billion to $2.5 billion. See Note 7.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At June 30, 2022, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

During the six months ended June 30, 2022, a subsidiary of NEP issued noncontrolling Class B interests in NEP Renewables III under the membership interest purchase agreement entered into in 2021. NEP has buyout rights, subject to certain limitations and/or extensions, under which NEP has the right to pay a portion of the buyout price in NEP non-voting common units, as specified in the related agreement. The Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which could increase if certain minimum buyout rights are not exercised or are not exercised during a certain period. See Note 10 - Noncontrolling Interests.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2022 and 2021, NEP had capital expenditures of approximately $749 million and $64 million, respectively. The 2022 capital expenditures primarily relate to the newly constructed renewable energy and battery storage facilities, as well as the three facilities that were under construction which were acquired from NEER in December 2021. Such expenditures are reimbursed by NEER as contemplated in the acquisition (see Note 1). The 2021 capital expenditures primarily reflect additional investments associated with the ownership interests in Meade related to an expansion that was completed in the fourth quarter of 2021. Estimates of planned capital expenditures are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the six months ended June 30, 2022, NEP distributed approximately $121 million to its common unitholders. On July 21, 2022, the board of directors of NEP authorized a distribution of $0.7625 per common unit payable on August 12, 2022 to its common unitholders of record on August 4, 2022.

Cash Flows

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table reflects the changes in cash flows for the comparative periods:

	2022	2021	Change
Six Months Ended June 30,	(millions)
Net cash provided by operating activities	$409	$308	$101
Net cash used in investing activities	$(302)	$(1,124)	$822
Net cash provided by (used in) financing activities	$(1)	$820	$(821)

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by higher operating income.

Net Cash Used in Investing Activities

	2022	2021

Six Months Ended June 30,	(millions)
Capital expenditures and other investments	$(749)	$(64)
Proceeds from sale of a business	193	—
Payments to related parties under CSCS agreement – net	(499)	(1,085)
Distributions from equity method investee	—	1
Reimbursements from related parties for capital expenditures	749	9
Other	4	15
Net cash used in investing activities	$(302)	$(1,124)

The decrease in net cash used in investing activities was primarily driven by lower payments to NEER subsidiaries (net of amounts received) under the CSCS agreement, as well as proceeds received from the sale of Monument pipeline. See Note 10 - Disposal of Pipeline.

Net Cash Provided by (Used in) Financing Activities

	2022	2021
Six Months Ended June 30,	(millions)
Proceeds from issuance of common units – net	$2	$50
Issuances (retirements) of long-term debt – net	(38)	520
Partner contributions	1	—
Partner distributions	(287)	(243)
Change in amounts due to related parties	(2)	(1)
Proceeds related to differential membership interests – net	25	71
Proceeds related to Class B noncontrolling interests – net	305	458
Other	(7)	(35)
Net cash provided by (used in) financing activities	$(1)	$820

The change in net cash provided by (used in) financing activities primarily reflects lower net issuances of long-term debt in 2022 compared to 2021, lower proceeds related to issuance of common units - net, differential membership interests - net and Class B noncontrolling interests - net and higher partner distributions.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2022, approximately 90% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At June 30, 2022, the estimated fair value of NEP's long-term debt was approximately $5.2 billion and the carrying value of the long-term debt was $5.3 billion. See Note 4 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $36 million at June 30, 2022.

At June 30, 2022, NEP had interest rate contracts with a net notional amount of approximately $7.9 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at June 30, 2022 would increase by approximately $166 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2022.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2021 Form 10-K and the March 2022 Form 10-Q. The factors discussed in Part I, Item 1A. Risk Factors in the 2021 Form 10-K and Part II, Item 1A. Risk Factors in the March 2022 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders should be carefully considered. The risks described in the 2021 Form 10-K and the March 2022 Form 10-Q are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2022, NEE Equity, a wholly owned subsidiary of NEE, delivered a written notice to NEP OpCo in accordance with the exchange agreement, dated as of July 1, 2014 (as amended, the exchange agreement), by and among NEE Equity, NEP OpCo, NEP GP and NEP. Pursuant to such written notice, NEE Equity has elected to exchange 838,000 NEP OpCo common units held by NEE Equity for the same number of NEP common units. In accordance with the exchange agreement, 838,000 NEP common units were delivered to NEE Equity on July 26, 2022. Upon exchange of NEP OpCo common units for NEP common units, a corresponding number of NEP special voting units were cancelled in accordance with NEP’s partnership agreement.

The NEP common units were issued to NEE Equity in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (2022-A Projects Annex), dated as of April 20, 2022, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)

10.1*
Third Amended and Restated Management Services Agreement, dated as of June 9, 2022, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP, and NextEra Energy Management Partners, LP (filed as Exhibit 10.1 to Form 8-K dated June 14, 2022, File No. 1-36518)

10.2*
Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LC and the lenders party thereto, dated as of May 27, 2022 (filed as Exhibit 10.1 to Form 8‑K dated June 2, 2022, File No. 1-36518)

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

Date:  July 26, 2022

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)