Form 10-K
period 2022-12-31
NEXTERA ENERGY PARTNERS, LP
filed 2023-02-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates at June 30, 2022 (based on the closing market price on the Composite Tape on June 30, 2022) was $6,198,567,637.

Number of NextEra Energy Partners, LP common units outstanding at January 31, 2023: 86,535,284

DOCUMENTS INCORPORATED BY REFERENCE
__________________________________

Portions of NextEra Energy Partners, LP's Proxy Statement for the 2023 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. At December 31, 2022, NEP owned a controlling, non-economic general partner interest and a 46.2% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns a portfolio of contracted renewable generation assets consisting of wind, solar and solar-plus-storage projects, as well as contracted natural gas pipeline assets.

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

The following diagram depicts NEP's simplified ownership structure at December 31, 2022:

(a) At December 31, 2022, NEE owns 617,882 NEP common units.
(b) At December 31, 2022, NEE Equity owns approximately 53.8% of NEP OpCo's common units representing limited partnership interests and
100% of NEP OpCo's Class B partnership interests. NEE Equity may tender its NEP OpCo common units and in exchange receive NEP common units on a one-for-one basis, or the value of such common units in cash, subject to the terms of an exchange agreement. See Part II, Item 5 – Unregistered Sales of Equity Securities and Use of Proceeds.
(c) At December 31, 2022, certain project and pipeline entities are subject to noncontrolling interests. See Note 2 – Noncontrolling Interests.

At December 31, 2022, NEP owned interests in a portfolio of clean, contracted renewable energy projects located in 30 states as summarized below:

NEP Acquisition/Investment Date	Technology	Net MW(a)	Contract Expiration
2014	Solar Wind	250 492	2029 – 2039
2015	Solar Wind	20 913	2026 – 2041
2016	Solar Wind	132 584	2034 – 2039
2017	Solar Wind	143 798	2030 – 2046
2018	Solar Wind	20 1,368	2031 – 2042
2019	Solar Wind	191 420	2030 – 2042
2020	Battery Storage Solar Wind	30 219 280	2034 – 2045
2021	Battery Storage Solar Wind	58 558 1,784	2025 – 2052
2022	Battery Storage Solar Wind	186 61 931	2032 – 2042
9,438(b)(c)
____________________
(a)    MWs reflect NEP's net ownership in the renewable energy project capacity based on respective ownership interests. NEP has indirect equity method investments in projects with a net generating capacity of approximately 862 MW with ownership interests ranging from 33.3% to 50%. Additionally, NEP has indirect controlling ownership interests ranging from 49% to 67% in projects with a net generation capacity of approximately 2,033 MW and battery storage capacity of 244 MW. See Note 2 – Investments in Unconsolidated Entities and – Noncontrolling Interests.
(b)    Third-party investors own noncontrolling Class B interests in the NEP subsidiaries that own interests in projects with net generating capacity of approximately 5,568 MW and battery storage capacity of 120 MW. Third-party investors own differential membership interests in projects with net generating capacity of approximately 6,526 MW and battery storage capacity of 274 MW. In January 2023, NEP bought out differential membership interests in projects with net generating capacity of approximately 500 MW. See Note 2 – Noncontrolling Interests, Note 10 and Note 13 – Class B Noncontrolling Interests. Projects with net generating capacity of approximately 1,485 MW are encumbered by liens against their assets securing various financings.
(c)    At December 31, 2022, NEP's net MW includes 61 MW of solar generating capacity and 32 MW of battery storage capacity which are under construction and expected to be placed in service in the third quarter 2023. In addition, NEP owns an approximately 50% non-economic ownership interest in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. All equity in earnings of these non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 2 – Investments in Unconsolidated Entities.

In January 2023, NEP sold its interest in a 62 MW wind project located in North Dakota as a result of a buyout option under the project's PPA. See Note 2 – Disposal of Wind Project.

At December 31, 2022, NEP owned interests in the following natural gas pipeline assets:

Pipeline(a)	Miles of Pipeline	Diameter (inches)	Net Capacity per day(b)	Contracted Capacity per day(b)	Contract Expiration	In-Service Date	Location	NEP Acquisition/Investment Date
NET Mexico(c)	120	42" / 48"	2.07 Bcf	1.94 Bcf	2023 – 2035	December 2014	Texas	October 2015
Eagle Ford	158	16" / 24" – 30"	1.10 Bcf	0.65 Bcf	2023 – 2027	September 2011 / June 2013	Texas	October 2015
Other	108	8" – 16"	0.40 Bcf	0.28 Bcf	2029 – 2035	Built in the 1960s – 1980s; upgraded in 2001 / others placed in service in 2002 – 2015	Texas	October 2015
Investment in CPL(d)	191	30" / 42"	0.72 Bcf	0.72 Bcf	2033 – 2041	October 2018 / October 2021	Pennsylvania	November 2019
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
(d)    Through its ownership interest in Meade Pipeline Co, LLC, NEP has an indirect equity method investment in the Central Penn Line (CPL), which represents an approximately 39% aggregate ownership interest in the CPL.

At December 31, 2022, NEP's ownership interests in clean energy projects and pipelines in operation, excluding its non-economic ownership interests, are as follows:

Legend
Wind
Universal Solar
Storage
Pipeline Asset
State with Project
in Operation

Map excludes individual small-scale solar projects

Locations with more than one facility are illustrated with a single symbol.

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipelines primarily operate under long-term firm transportation contracts under which counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipelines. In 2022, NEP derived approximately 14% and 13% of its consolidated revenues from its contracts with Pacific Gas and Electric Company and Mex Gas Supply S.L., respectively. See Item 1A for a discussion of risks related to NEP's counterparties and business relationship with Pemex.

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

Renewable energy technology has improved in recent years. Wind and solar energy generation are becoming the lowest cost energy generation technologies in many regions in the U.S. which is expected to lead to significant growth in the renewable energy industry. Wind technology is improving as a result of taller towers, longer blades and more efficient energy conversion equipment, which allow wind projects to more efficiently capture wind resource and produce more energy. Solar technology is also improving as solar cell efficiencies improve and solar equipment costs decline.

Natural Gas Pipeline Transportation Industry

The U.S. natural gas pipeline network is a highly integrated network that transports natural gas through approximately 3 million miles of mainline and other pipelines that link natural gas production areas and storage facilities with consumers. Based on data compiled through October 27, 2022 by the U.S. Energy Information Administration, U.S. natural gas pipeline capacity additions were approximately 14.9 Bcf/d in 2021 and are estimated to be 13.9 Bcf/d in 2022.

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

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System (MACRS), wind and solar facilities are depreciated for tax purposes over a five-year period even though the useful life of such facilities is generally much longer than five years.

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times for wind (the previous PTC for solar expired in 2006). The Inflation Reduction Act (IRA) expanded the PTC to include solar generation facilities and extended the 100% PTC and the 30% ITC to wind and solar generation facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels. Accordingly, owners of wind and solar generation facilities placed in service in 2022 or later are eligible to claim a PTC (or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. Alternatively, an ITC equal to 30% of the cost of the facility may be claimed in lieu of the PTC. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

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

In addition, NEP competes with other companies to acquire well-developed projects with projected stable cash flows. NEP believes its primary competitors for opportunities in North America are regulated utility holding companies, developers, IPPs, pension funds and private equity funds.

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

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio of projects supports expected stable long-term cash flows. The renewable energy projects in NEP's portfolio are contracted under long-term contracts that generally provide for fixed price payments over the contract term. Revenues from the Texas pipeline projects are primarily generated from firm transportation contracts based on the fixed amount of capacity reserved by the counterparties. The renewable energy projects and pipeline projects have a total weighted average remaining contract term of approximately 14 years at December 31, 2022 based on expected contributions to cash available for distribution.

New, well-maintained portfolio. Approximately 89% of NEP's portfolio, based on expected contributions to cash available for distribution, of renewable energy projects and pipelines have been operating for fewer than nine years. Because NEP's portfolio of projects is relatively new and uses what NEP believes is industry-leading technology, NEP believes that it will achieve the expected levels of availability and performance without incurring unexpected operating and maintenance costs.

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

Competitiveness of renewable energy. Renewable energy technology has improved in recent years. Wind and solar energy generation are becoming the lowest cost energy generation technologies in many regions in the U.S. which is expected to lead to significant growth in the renewable energy industry. Wind technology is improving as a result of taller towers, longer blades and more efficient energy conversion equipment, which allow wind projects to more efficiently capture wind resource and produce more energy. Solar technology is also improving as solar cell efficiencies improve and installation costs are declining.

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

ENVIRONMENTAL MATTERS

NEP is subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations relating to, among others, air quality, water quality and usage, waste management, wildlife protection and historical resources, for the ongoing operations, siting and construction of its facilities. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act (BGEPA), provide for the protection of numerous species, including endangered species and/or their habitats, migratory birds, bats and eagles. In 2022, the U.S. Fish and Wildlife Services proposed new rules that would add two bat species to the endangered species list. If such rules are enacted, certain of NEP’s existing wind generating facilities would incur additional costs to comply with the proposed regulations. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of any new facilities and failure to comply could result in fines, penalties, criminal sanctions or injunctions.

In April 2022, a subsidiary of NEER entered into an agreement with the U.S. Department of Justice (DOJ) to implement an eagle management plan requiring, among other things, certain NEP wind sites to apply for eagle "take" permits under the BGEPA. Under the agreement, the DOJ will not prosecute NEP or its subsidiaries for any eagle fatalities that have previously occurred, or may occur, at NEP's wind facilities operated by NEER nationwide prior to the earlier of the date such facility obtains a permit or the date that is up to ten years following court approval of the agreement, provided that the NEER subsidiary remains in compliance with its commitments under the agreement. NEP voluntarily undertakes adaptive management practices designed to avoid and minimize eagle impacts and continues to believe that the criminal liability provisions of these laws were intended only to apply to hunting, poaching and other intentional activities, and do not apply to accidental collisions with wind turbines or other manufactured items, such as airplanes, locomotives, automobiles and buildings.

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

Performance Risks

NEP's ability to make cash distributions to its unitholders is affected by the performance of its renewable energy projects which could be impacted by wind and solar conditions and in certain circumstances by market prices.

The output from NEP's wind projects can vary greatly as local wind speeds and other conditions vary. Similarly, the amount of energy that a solar project is able to produce depends on several factors, including the amount of solar energy that reaches its solar panels. Wind turbine or solar panel placement, interference from nearby wind projects or other structures and the effects of vegetation, snow, ice, land use and terrain also affect the amount of energy that NEP's wind and solar projects generate. In certain circumstances, NEP is exposed to the inherent market price risk created by the differences in pricing between commodity selling and purchasing locations known as basis risk. The failure of some or all of NEP's projects to perform according to NEP's expectations as well as basis risk could have a material adverse effect on its business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP may pursue the repowering of renewable energy projects or the expansion of natural gas pipelines that would require up-front capital expenditures and could expose NEP to project development risks.

NEP may pursue the repowering of renewable energy projects or the expansion of natural gas pipelines. The development of renewable energy repowering projects and pipeline expansions involves numerous regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to committed shippers or counterparties if a project does not achieve commercial operations before a specified date that the parties may agree to in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any expansion or repowering project through the sale of additional common units or securities convertible into, or settleable with, common units, which could result in dilution to NEP’s unitholders, or through other financings which could result in additional expense. The construction related to the expansion or repowering projects may occur over an extended period of time and NEP may not receive increases in revenues until the projects are placed in service, or at all. Accordingly, NEP's expansion and repowering efforts may not result in additional long-term contracted revenue streams that increase the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

Geopolitical factors, terrorist acts, cyberattacks or other similar events could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.

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

To the extent geopolitical factors, terrorist acts, cyberattacks or other similar events equate to a force majeure event under NEP's PPAs, the renewable energy counterparty may terminate such PPAs if such a force majeure event continues for a period ranging from 12 months to 36 months, as specified in the applicable agreement. As a result, a terrorist act, cyberattack or other similar event could significantly decrease revenues or result in significant reconstruction or remediation costs, any of which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP's projects and pipelines are subject to numerous environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to the protection of avian and other wildlife; the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals; air emissions, water quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater; federal, state or local land use, zoning, building and transportation laws and requirements; the presence or discovery of archaeological, religious or cultural resources at or near NEP's projects or pipelines; and the protection of workers’ health and safety, among other things. If NEP's projects or pipelines do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, NEP may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects or pipelines and may also be subject to criminal sanctions or injunctions, such as restrictions on how it operates its facilities. NEP's projects and pipelines also carry inherent environmental, health and safety risks, including, without limitation, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. Proceedings related to any such litigation or actions could result in significant expenditures as well as the restriction or elimination of the ability to operate any affected project. For example, if NEP fails to obtain eagle "take" permits under the BGEPA for certain of its wind facilities and eagles perish in collisions with facility turbines, NEP or its subsidiaries may face criminal prosecution under these laws.

Environmental, health and safety laws and regulations have generally become more stringent over time, and NEP expects this trend to continue. Significant capital and operating costs may be incurred at any time to keep NEP's projects or pipelines in compliance with environmental, health and safety laws and regulations, including in response to any addition of species to the endangered species list. If it is not economical to make those expenditures, or if NEP's projects or pipelines violate any of these laws and regulations, it may be necessary to retire the affected project or pipeline or restrict or modify its operations, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

NEP has interests in certain projects that have not yet commenced operations or are under construction and may pursue renewable energy repowering projects. There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project from commencing commercial operations. Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including:

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

NEP's strategy to grow its business through the acquisition of clean energy projects partly depends on current laws, regulations and policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, accelerated cost recovery deductions and other commercially oriented incentives. These laws, regulations and policies have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives, or the imposition of additional taxes, tariffs, duties or other assessments on clean energy or the equipment necessary to generate or deliver it, such as policies in place to limit certain imports from China and other Southeast Asian countries, could decrease the attractiveness of clean energy projects to developers, including, but not limited to, NEE, which could reduce NEP's acquisition opportunities. Such an elimination, loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

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

NEP faces substantial competition primarily from regulated utility holding companies, developers, IPPs, pension funds and private equity funds for opportunities in North America.

NEP believes its primary competitors for opportunities in North America are regulated utility holding companies, developers, IPPs, pension funds and private equity funds. NEP competes with these companies to acquire projects with projected stable cash flows. NEP also competes for personnel with requisite industry knowledge and experience. Furthermore, the industry has experienced and may experience volatile demand for wind turbines, solar panels, pipeline equipment and related components. If demand for this equipment increases, suppliers may give priority to other market participants, including, but not limited to, NEP's competitors, who may have greater resources than NEP. An inability to effectively compete with regulated utility holding companies, developers, IPPs, pension funds and private equity funds for opportunities in North America could have a material adverse effect on NEP's ability to grow its business and to make cash distributions to its unitholders.

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

Since NEP expects, from time to time, to finance investments in clean energy projects partially or wholly through the issuance of additional securities of NEP, NEP OpCo and their subsidiaries, NEP needs to be able to access capital on commercially reasonable terms when acquisition or other growth opportunities arise. NEP’s ability to access capital is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP, NEP OpCo or their subsidiaries securities or securities convertible into, or settleable with, NEP common units in particular. Investor demand for securities of NEP or securities convertible into, or settleable with, NEP common units may be impacted by the amount of securities outstanding that are convertible into, or settleable with, NEP common units, the possibility of further sales of such securities, the timing of any issuance of NEP common units upon conversion or settlement, and any subsequent sales of such units by investors. Disruptions, uncertainty or volatility in those capital and credit markets, related to, among other factors, inflation, rising interest rates, geopolitical events and the planned phase out of the London Inter-Bank Offered Rate or the reform or replacement of other benchmark interest rates, could increase NEP's cost of capital and affect its ability to fund its liquidity and capital needs. An inability to obtain financing on commercially reasonable terms could significantly limit NEP’s ability to consummate future acquisitions and pursue other growth opportunities. In addition, the issuance of NEP common units and securities convertible into, or settleable with, NEP common units could cause significant common unitholder dilution and reduce the cash distribution per common unit. Issuances of additional securities, or the possibility that these issuances may occur, including following the conversion or settlement of securities convertible into, or settleable with, NEP common units, could make it more difficult for NEP to sell NEP common units, or securities convertible into, or settleable with, NEP common units, in the future, as well as affect NEP's decision whether and when to issue common units to purchase previously issued securities of NEP OpCo subsidiaries that are settleable with NEP common units.

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

Under the CSCS agreement, guarantees and letters of credit that have been provided by NEECH, NEER and other NEE affiliates to counterparties on behalf of NEP's subsidiaries to satisfy NEP's subsidiaries’ contractual obligations to provide credit support, including, but not limited to, under PPAs. These NEE affiliates also have provided credit support to lenders to fund reserve accounts. NEP expects NEECH, NEER and other NEE affiliates, upon NEP's request and at NEER’s option, to provide credit support on behalf of any projects NEP may acquire in the future on similar terms but they are under no obligation to do so. Any failure of NEP's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under NEP's subsidiaries’ PPAs and financing agreements. Such events of default could entitle customers to terminate their contracts with NEP's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of NEP's subsidiaries. In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then NEP OpCo may be required to reimburse them for the amounts drawn, which could reduce NEP OpCo’s cash distributions. These events could decrease NEP's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets. Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for NEP’s existing projects, which may require NEP to obtain credit support from third parties on less favorable terms and may prevent NEP from acquiring additional projects. All of the foregoing events, including, but not limited to, a failure of NEP OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEER and certain of its affiliates are permitted to borrow funds received by NEP OpCo or its subsidiaries and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo. NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return all or a portion of these funds.

NEER and certain of its affiliates are permitted to withdraw funds received by NEP OpCo under the CSCS agreement, or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold them in an account of NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be retained by NEP's subsidiaries, until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. The failure of NEER to return funds to NEP's subsidiaries for any reason could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

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

The issuance of common units, or other limited partnership interests, or securities convertible into, or settleable with, common units, and any subsequent conversion or settlement, will dilute common unitholders’ ownership in NEP, may decrease the amount of cash available for distribution for each common unit, will impact the relative voting strength of outstanding NEP common units and issuance of such securities, or the possibility of issuance of such securities, as well as the resale, or possible resale following conversion or settlement, may result in a decline in the market price for NEP's common units.

NEP's partnership agreement does not limit the number of additional limited partnership interests, including, but not limited to, limited partnership interests that rank senior to the common units, which NEP may issue at any time without the approval of its unitholders.

NEP has issued and outstanding convertible notes and certain NEP OpCo subsidiaries have issued and outstanding noncontrolling Class B interests in their subsidiaries that may be settled in whole or in part as specified in the related limited liability company agreement, at NEP's election with NEP common units, and may issue similar securities in the future. Subject to certain limitations, the convertible notes may be converted by the holders of such notes, with NEP paying cash up to the aggregate principal amount of the notes being converted. NEP will have the option to deliver NEP common units for the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. NEP has the option, subject to certain limitations and extensions, to purchase the noncontrolling Class B interests in those NEP OpCo subsidiaries. If exercised, NEP has the right to pay all or a portion of the buyout price in NEP non-voting common units (convertible into NEP common units) or NEP common units, as specified in the related limited liability company agreement, issued at the then-current market price of NEP common units, subject to certain limitations. If holders of the noncontrolling Class B interests, convertible notes or any convertible securities issued in the future, were to dispose of a substantial portion of these common units in the public market following such a conversion or settlement, whether in a single transaction or series of transactions, it could adversely affect the market price for NEP's common units. The holders of the noncontrolling Class B interests generally have certain registration rights that would facilitate such dispositions promptly and NEP cannot guarantee that these holders will not dispose of a substantial portion or all of their common units promptly upon conversion or settlement.

Any issuance of NEP common units, or other NEP limited partnership interests, securities convertible into, or settleable with, common units as well as the issuance of NEP non-voting common units or NEP common units, as the case may be, upon conversion or settlement, will or may have the following effects:

•an existing common unitholder’s proportionate ownership interest in NEP may decrease;
•the amount of cash distributions per common unit may decrease; and
•the relative voting strength of each previously outstanding common unit may be diminished.

In addition, any issuance, or the possibility of issuance, of the securities described in the preceding sentence, as well as the resale, or possibility of resale, of NEP common units following conversion or settlement may result in a decline in the market price of NEP common units and could make it more difficult for NEP to sell NEP's common units in the future.

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

NEP's ability to use its NOLs to offset future taxable income could be substantially limited if NEP’s unitholders that own 5% or more of NEP’s outstanding common units, as defined under Code Section 382, increase their ownership in NEP by more than 50 percentage points over a rolling three-year period through, among other things, additional purchases of NEP's common units and certain types of reorganization transactions. Any NOLs that exceed this limitation may be carried forward and used to offset taxable income for the remainder of the carryforward period (i.e., 20 years from the year in which such NOL was generated for NOLs generated prior to January 1, 2018 and no carryforward limitation for any subsequently generated NOLs). Based on NEP’s most recent annual assessment, NEP does not expect the Section 382 limitation to impact its ability to utilize any of its NOLs to offset future taxable income. Additionally, valuation allowances may be needed for deferred tax assets that NEP estimates are more likely than not to be unusable, based on available evidence at the time the estimate is made. Potential changes in the tax law or in NEP’s projections could impact NEP's assessment and valuation allowance estimates, which could have a material adverse impact on NEP's financial condition and results of operations.

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

Character of Ownership

The majority of NEP's generating facilities and pipelines are owned by NEP subsidiaries and are currently subject to NEE Equity's 53.8% noncontrolling limited partner interest in NEP OpCo. In addition, a subsidiary of Pemex owns a 10% interest in the NET Mexico pipeline, NEER owns noncontrolling ownership interests in certain NEP OpCo subsidiaries and third-party investors own noncontrolling interests in certain NEP OpCo subsidiaries. See Item 1. Certain of the generating facilities and all of the pipelines are encumbered by liens securing various financings. Additionally, some of the generating facilities and pipelines occupy or use real property that is not owned by NEP subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

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

In February 2023, NEP paid a distribution of $0.8125 per common unit to its unitholders of record on February 6, 2023. See Management's Discussion – Liquidity and Capital Resources – Financing Arrangements and Note 12 with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay distributions to its unitholders.

As of January 31, 2023, there were 13 holders of record of NEP's common units.

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

Under the MSA, for any quarter in which NEP OpCo has adjusted available cash at least equal to a base incentive amount (total common units outstanding multiplied by $0.3525, plus approximately $14 million paid to NEE Management quarterly for IDRs) any excess adjusted available cash will be split 75% to NEP OpCo common unitholders and 25% to NEE Management for IDRs. The IDR fee paid by NEP is capped at $39.25 million per quarter ($157 million per year) if quarterly distributions to NEP OpCo unitholders are at or above $0.7625 ($3.05 on an annualized basis) per NEP OpCo common unit.

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

During 2022, 2021 and 2020, NEP paid IDR fees of approximately $152 million, $129 million and $104 million, respectively.

Unregistered Sales of Equity Securities and Use of Proceeds. On January 31, 2023, NEE Equity, a wholly owned subsidiary of NEE, delivered a written notice to NEP OpCo in accordance with the exchange agreement, dated as of July 1, 2014 (as amended, the exchange agreement), by and among NEE Equity, NEP OpCo, NEP GP and NEP. Pursuant to such written notice, NEE Equity has elected to exchange 860,000 NEP OpCo common units held by NEE Equity for the same number of NEP common units. In accordance with the exchange agreement, 860,000 NEP common units will be delivered to NEE Equity on or about April 3, 2023. Upon exchange of NEP OpCo common units for NEP common units, a corresponding number of NEP special voting units will be cancelled in accordance with NEP’s partnership agreement. The NEP common units will be issued to NEE Equity in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, NEP was advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2022, 2021 and 2020, there were no purchases under the program. At December 31, 2022, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2022, NEP owned an approximately 46.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 53.8% limited partner interest in NEP OpCo. See Part II, Item 5 – Unregistered Sales of Equity Securities and Use of Proceeds. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind, solar and battery storage projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2022, 2021 and 2020, NEP acquired interests in various projects as discussed in Note 3. During 2022, NEP sold its ownership interests in a pipeline and in early January 2023 NEP closed on the sale of a 62 MW wind project located in North Dakota (see Note 2 – Disposal of Pipeline and – Disposal of Wind Project).

Results of Operations

	Years Ended December 31,
	2022	2021	2020
	(millions)
OPERATING REVENUES
Renewable energy sales	$966	$720	$703
Texas pipelines service revenues	245	262	214
Total operating revenues	1,211	982	917
OPERATING EXPENSES
Operations and maintenance	571	419	363
Depreciation and amortization	430	288	271
Taxes other than income taxes and other	49	36	28
Total operating expenses – net	1,050	743	662
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	36	(5)	(2)
OPERATING INCOME	197	234	253
OTHER INCOME (DEDUCTIONS)
Interest expense	853	47	(620)
Equity in earnings of equity method investees	183	160	108
Equity in earnings (losses) of non-economic ownership interests	56	27	(3)
Other – net	3	4	5
Total other income (deductions) – net	1,095	238	(510)
INCOME (LOSS) BEFORE INCOME TAXES	1,292	472	(257)
INCOME TAX EXPENSE (BENEFIT)	171	48	(19)
NET INCOME (LOSS)	1,121	424	(238)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	—	(5)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(644)	(287)	188
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$477	$137	$(55)

2022 Compared to 2021

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs and services provided under natural gas transportation agreements, partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs (see Note 2 – Intangible Assets – PPAs and – Intangible Liabilities – PPAs). Operating revenues increased $229 million during the year ended December 31, 2022. The increase in renewable energy sales of approximately $246 million primarily reflects an increase of approximately $214 million related to the projects acquired in the second half of 2021 and 2022 (see Note 3), as well as favorable resource and higher availability due to fewer maintenance outages in 2022. The decrease in Texas pipeline service revenues of $17 million primarily reflects lower revenues of approximately $30 million associated with transportation and fuel management agreements revenues which were higher in 2021 due to extreme weather in February 2021 (see Note 14 – Transportation and Fuel Management Agreements), partly offset by higher volumes.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, project acquisitions or expansion opportunities could impact future revenues.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, turbine servicing costs, land payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 14). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses increased $152 million during the year ended December 31, 2022 primarily due to approximately $92 million related to the projects acquired in the second half of 2021 and 2022, $24 million of higher repair and maintenance costs and $24 million in higher other corporate expenses, including higher IDR fees of $23 million related to growth in NEP's distributions to its common unitholders. In June 2022, the MSA was amended to cap the IDR fee paid by NEP at $39.25 million per quarter ($157 million per year) if quarterly distributions to NEP OpCo unitholders are at or above $0.7625 ($3.05 on an annualized basis) per NEP OpCo common unit. See Part II, Item 5 – Incentive Distribution Rights Fee.

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

Depreciation and amortization expense increased $142 million during the year ended December 31, 2022 primarily due to depreciation related to projects acquired in the second half of 2021 and 2022.

Gains (Losses) on Disposal of Businesses/Assets – Net

The $36 million net gains on disposal of businesses/assets recognized during the year ended December 31, 2022 primarily reflects the gain recorded for the sale of NEP's interests in a pipeline in Texas. See Note 2 – Disposal of Pipeline.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. Interest expense decreased approximately $806 million during the year ended December 31, 2022 primarily reflecting $865 million of favorable mark-to-market activity ($1,033 million of gains recorded in 2022 compared to $168 million of gains recorded in 2021), offset by higher interest expense due to increased average debt outstanding and higher interest rates. See Note 12 and Note 5 – Financial Statement Impact of Derivative Instruments.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $23 million for the year ended December 31, 2022 primarily due to earnings related to NEP's investment in projects in October 2021 (see Note 3).

Equity in Earnings of Non-Economic Ownership Interests

Equity in earnings of non-economic ownership interests increased $29 million for the year ended December 31, 2022 primarily reflecting favorable mark-to-market activity on interest rate contracts in 2022.

Income Taxes

NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the projects under NEP OpCo. Net income or loss attributable to noncontrolling interests includes minimal U.S. taxes.

For the year ended December 31, 2022, NEP recorded income tax expense of $171 million on income before income taxes of $1,292 million, resulting in an effective tax rate of approximately 13%. The income tax expense is primarily comprised of income tax expense of approximately $271 million at the statutory rate of 21% and $35 million of state income tax expense, partly offset by income tax benefit of $135 million related to income tax attributable to noncontrolling interests. See Note 7.

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

Net Loss (Income) Attributable to Noncontrolling Interests

Net loss (income) attributable to noncontrolling interests primarily reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a non-affiliated party's interest in one of the Texas pipelines, a non-affiliated party's interest in Star Moon Holdings, LLC, the loss allocated to differential membership interest investors, the income allocated to Class B noncontrolling ownership interests and NEER's noncontrolling ownership interests in Silver State South Solar, LLC and Sunlight Renewables Holdings, LLC. Net income attributable to noncontrolling interests increased $357 million during the year ended December 31, 2022 primarily reflecting a higher net income allocation to NEE Equity's noncontrolling interest due to an increase in net income as compared to 2021, partly offset by higher losses allocated to differential membership interest investors due to higher wind resource resulting in higher PTCs. See Note 2 – Noncontrolling Interests and Note 13 – Class B Noncontrolling Interests.
2021 Compared to 2020

The comparison of the results of operations for the years ended December 31, 2021 and 2020 is included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 14, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 12 and Note 5), distributions to common unitholders, and distributions to the holders of noncontrolling interests and the payment of any cash portion of the purchase price payable in connection with the exercise of a buyout right (see Note 13 and Note 2 – Noncontrolling Interests). NEP expects to satisfy these requirements primarily with internally generated cash flow. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions and other investments (see Note 3). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units or preferred units, capital raised pursuant to other financing structures, cash on hand and cash generated from operations. NEP may issue common units to fund NEP's conversion obligation in excess of the aggregate principal amount of the convertible notes being converted and expects to issue common units, or non-voting common units (convertible into common units), to fund the payment of the equity portion of the purchase price payable in connection with the exercise of buyout rights associated with certain noncontrolling interests (see Note 12, Note 13 and Note 2 – Noncontrolling Interests).

These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs, although its ability to make future acquisitions, fund additional expansion or repowering of existing projects, fund the purchase price payable in connection with the exercise of buyout rights and increase its distributions to common unitholders will depend on its ability to access capital on acceptable terms.

As a normal part of its business, depending on market conditions, NEP expects from time to time to consider opportunities to repay, redeem, repurchase or refinance its indebtedness or equity arrangements. In addition, NEP expects from time to time to consider potential investments in new acquisitions and the expansion or repowering of existing projects. These events may cause NEP to seek additional debt or equity financing, which may not be available on acceptable terms or at all. Additional debt financing, if available, could impose operating restrictions, additional cash payment obligations and additional covenants.

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

Liquidity Position

At December 31, 2022, NEP's liquidity position was approximately $3,093 million. The table below provides the components of NEP’s liquidity position:

	December 31, 2022	Maturity Date
	(millions)
Cash and cash equivalents(a)	$235
Amounts due under the CSCS agreement	298
Revolving credit facilities(b)	2,500	2027(c)
Less issued letters of credit	(118)
NEP Renewables IV final funding(d)	178
Total	$3,093
____________________
(a)    In January 2023, NEP bought out differential membership investors with ownership interests in two wind projects for approximately $187 million. See Note 2 – Noncontrolling Interests.
(b)    Excludes a credit facility due to restrictions on the use of the borrowings. See Note 12.
(c)    At December 31, 2022, approximately $50 million had a maturity date in 2025. In February 2023, approximately $50 million was borrowed under the NEP OpCo credit facility and the maturity date for substantially all of the NEP OpCo credit facility was extended until 2028.
(d)    See Note 13 – Class B Noncontrolling Interests for a discussion of the final funding related to the sale of Class B noncontrolling interests in NEP Renewables IV.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and to the holders of noncontrolling interests and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to a $2,500 million revolving credit facility (NEP OpCo credit facility) maturing in February 2028. During 2022, $951 million was drawn under the NEP OpCo credit facility and $1,505 million of the outstanding borrowings under this facility were repaid. At December 31, 2022, no amounts were outstanding under the NEP OpCo credit facility. For a discussion of the NEP OpCo credit facility, see Note 12.

During 2022, NEP issued $500 million in aggregate principal amount of 2.5% convertible senior notes due in 2026. See Note 12.

During 2021, NEP issued $500 million in aggregate principal amount of 0% convertible senior notes due in 2024 and an indirect subsidiary of NEP borrowed $644 million under a limited-recourse senior secured variable rate term loan facility maturing in 2028. See Note 12.

During 2020, NEP issued $600 million in aggregate principal amount of 0% convertible senior notes due in 2025 and utilized proceeds to repay $500 million in aggregate principal amount of outstanding 4.25% senior unsecured notes due 2024 that were issued in September 2017. See Note 12.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financings, each project will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financings has occurred and is continuing at the time of such distribution or would result therefrom, and each project is otherwise in compliance with the project-level financing’s covenants. For the majority of the project-level financings, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At December 31, 2022, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

Certain NEP OpCo subsidiaries have issued and sold noncontrolling Class B interests in their subsidiaries. NEP has buyout rights, subject to certain limitations and/or extensions, under which NEP has the right to pay a portion of the buyout price with respect to the Class B interests in NEP non-voting common units or NEP common units, as specified in the related limited liability company agreement. The Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which would increase if certain minimum buyout rights are not exercised prior to specified deadlines. While NEP has the right to exercise the buyout right to purchase the noncontrolling Class B interests during a specified period of time as set forth in the related limited liability company agreement and may exercise the buyout right by paying cash, NEP may exercise, or begin to exercise if exercisable only in part, the buyout right on or at the beginning of the buyout period, and that the buyout price may consist of the maximum percentage of NEP non-voting common units or NEP common units, as specified in the related limited liability company agreement. See Note 13 – Class B Noncontrolling Interests. Because of the increase in distributable cash that the Class B investors would receive if NEP does not exercise its buyout rights prior to the specified deadlines, NEP generally plans to exercise its buyout rights prior to such deadlines.

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

NEP has an at-the-market equity issuance program (ATM program), which was renewed in 2021, pursuant to which NEP may issue, from time to time, up to $300 million of its common units. During 2022 and 2021, NEP issued approximately 1.8 million common units and 0.7 million common units under the ATM program for gross proceeds of approximately $145 million and $50 million, respectively. As of December 31, 2022, NEP may issue up to approximately $155 million in additional common units under the ATM program. See Note 13 – ATM Program.

In 2022, NEP issued 0.8 million NEP common units upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis. In January 2023, NEE Equity delivered notice to NEP OpCo of its election to exchange 0.9 million NEP OpCo common units for NEP common units on a one-for-one basis. The exchange of common units, and related issuance of NEP common units, is expected to occur in the second quarter of 2023.

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

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2022 and 2021, NEP had capital expenditures, excluding the purchase prices of acquired projects, of approximately $1,351 million and $113 million, respectively, primarily reflecting costs associated with the three facilities acquired from NEER in December 2021 that were under construction, of which costs of $1,161 million and $15 million, respectively, were reimbursed by NEER through December 2022 (see Note 3), and expansion projects at certain pipelines. NEP made investments in CPL related to an expansion that was completed in the fourth quarter of 2021. In the first quarter of 2022, the three facilities acquired from NEER in December 2021 were placed in service. NEP expects to have capital expenditures in 2023 related to the newly constructed renewable energy facilities, as well as the project that is under construction which was acquired from NEER in December 2022. Such expenditures will be reimbursed by NEER as contemplated in the acquisition (see Note 3). These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

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

During 2022 and 2021, NEP distributed approximately $254 million and $198 million, respectively, to its common unitholders. In addition, NEP paid approximately $70 million in distributions to its common unitholders in February 2023.

Credit Ratings

NEP’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. As of February 22, 2023, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) continue to assign the following credit ratings to NEP:

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

Cash Flows

The following table reflects the cash flows for the comparative periods:

	Years Ended December 31,
	2022	2021	2020
	(millions)
Net cash provided by operating activities	$776	$677	$665
Net cash used in investing activities	$(1,194)	$(2,301)	$(681)
Net cash provided by (used in) financing activities	$551	$1,663	$(4)

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities in 2022 compared to 2021 was primarily driven by higher cash from operations associated with the ownership interests in projects acquired in the second half of 2021 and 2022 and the timing of transactions impacting working capital.

Net Cash Used in Investing Activities

	Years Ended December 31,
	2022	2021	2020
	(millions)
Acquisitions of membership interests in subsidiaries – net	$(989)	$(2,352)	$(378)
Capital expenditures and other investments	(1,351)	(113)	(334)
Proceeds from CITCs	—	75	—
Proceeds from the sale of a business	204	—	—
Payments from (to) related parties under CSCS agreement – net	(240)	(47)	2
Distributions from equity method investee	15	1	8
Distributions from non-economic ownership interests	—	90	—
Reimbursements from related parties for capital expenditures	1,161	15	—
Other	6	30	21
Net cash used in investing activities	$(1,194)	$(2,301)	$(681)

The decrease in net cash used in investing activities during 2022 was primarily driven by lower net cash used for acquisitions in 2022 compared to 2021 (see Note 3), higher reimbursement from NEER subsidiaries for capital expenditures and proceeds from the sale of interests in a natural gas pipeline (see Note 2 – Disposal of Pipeline), partly offset by higher capital expenditures in 2022 primarily related to completion of certain construction activities (see Capital Expenditures discussed above), higher payments to NEER subsidiaries (net of amounts received) under the CSCS agreement, no distributions from non-economic ownership interests received in 2022 (amounts distributed back to the non-economic ownership interests are reflected in partner distributions within financing activities) and no CITC proceeds received in 2022.

Net Cash Provided by (Used in) Financing Activities

	Years Ended December 31,
	2022	2021	2020
	(millions)
Proceeds from issuance of common units – net	$147	$50	$2
Issuances of long-term debt, including premiums and discounts	1,505	2,880	695
Retirements of long-term debt	(1,544)	(1,159)	(1,166)
Partner contributions	2	2	9
Partner distributions	(636)	(619)	(442)
Proceeds related to differential membership interests – net	202	87	243
Proceeds related to Class B noncontrolling interests – net	952	548	705
Debt issuance costs	(17)	(12)	(1)
Capped call transactions – net	(31)	(31)	(33)
Payment of CITC obligation to third party	—	(65)	—
Other	(29)	(18)	(16)
Net cash provided by (used in) financing activities	$551	$1,663	$(4)

The change in net cash provided by financing activities in 2022 compared to 2021 is primarily due to lower issuances of long-term debt and higher retirements of long-term debt in 2022 compared to 2021, partly offset by higher net proceeds related to Class B noncontrolling interests (see Note 2 – Noncontrolling Interests and Note 13 – Class B Noncontrolling Interests), higher net proceeds related to differential membership interests and higher proceeds from issuance of common units.

The comparison of the cash flows for the years ended December 31, 2021 and 2020 are included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Goodwill and Other Intangible Assets

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill and intangible assets with indefinite lives, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill and indefinite-lived intangibles using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2022 and determined, based on the results, that no goodwill impairment charge was required.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2022, approximately 99% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At December 31, 2022, the estimated fair value of NEP's long-term debt was approximately $5.1 billion and the carrying value of the long-term debt was $5.3 billion. See Note 6 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $36 million at December 31, 2022.

At December 31, 2022, NEP had interest rate contracts with a net notional amount of approximately $7.8 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative liabilities at December 31, 2022 would increase by approximately $183 million.

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

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2022.

NEP's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on NEP's consolidated financial statements and an opinion on NEP's internal control over financial reporting. Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions. These reports appear on the following pages.

JOHN W. KETCHUM	TERRELL KIRK CREWS II
John W. Ketchum Chairman of the Board and Chief Executive Officer NextEra Energy Partners, LP	Terrell Kirk Crews II Chief Financial Officer NextEra Energy Partners, LP

JAMES M. MAY
James M. May Controller and Chief Accounting Officer NextEra Energy Partners, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of NEP and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEP as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEP’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023 expressed an unqualified opinion on NEP’s internal control over financial reporting.

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
As discussed in Note 3 to the financial statements, in December 2022, an indirect subsidiary of NEP completed the acquisition of ownership interests (December 2022 acquisition) in a portfolio of wind and solar-plus-storage generation facilities from subsidiaries of NextEra Energy Resources, LLC (NEER), a related party. The purchase price included total consideration of approximately $805 million, plus working capital and other adjustments of approximately $8 million (subject to certain post-closing adjustments) and NEP's share of the portfolio’s existing noncontrolling interests related to differential membership investors of approximately $1.4 billion at the time of closing. The purchase price for the asset acquisition was allocated to the assets acquired and liabilities assumed, including the noncontrolling interests, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment.
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
•We tested the effectiveness of controls over purchase accounting, including management’s review of the third-party specialist’s valuation report.
•We evaluated the competency of the third-party specialist engaged by management to perform the valuations. We read the third-party valuation report.

•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to similar generation facilities acquired in previous years.
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
•We evaluated NEP’s disclosures related to the acquisition, including balances recorded and significant assumptions.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 22, 2023

We have served as NEP's auditor since 2014.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)

	Years Ended December 31,
	2022	2021	2020
OPERATING REVENUES
Renewable energy sales	$966	$720	$703
Texas pipelines service revenues	245	262	214
Total operating revenues(a)	1,211	982	917
OPERATING EXPENSES
Operations and maintenance(b)	571	419	363
Depreciation and amortization	430	288	271
Taxes other than income taxes and other	49	36	28
Total operating expenses – net	1,050	743	662
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	36	(5)	(2)
OPERATING INCOME	197	234	253
OTHER INCOME (DEDUCTIONS)
Interest expense	853	47	(620)
Equity in earnings of equity method investees	183	160	108
Equity in earnings (losses) of non-economic ownership interests	56	27	(3)
Other – net	3	4	5
Total other income (deductions) – net	1,095	238	(510)
INCOME (LOSS) BEFORE INCOME TAXES	1,292	472	(257)
INCOME TAX EXPENSE (BENEFIT)	171	48	(19)
NET INCOME (LOSS)	1,121	424	(238)
NET INCOME ATTRIBUTABLE TO PREFERRED DISTRIBUTIONS	—	—	(5)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(644)	(287)	188
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$477	$137	$(55)

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic	$5.62	$1.77	$(0.81)
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$5.62	$1.77	$(0.81)
____________________
(a)    Includes related party revenues of approximately $25 million, $42 million and $16 million for 2022, 2021 and 2020, respectively.
(b)    Includes operations and maintenance (O&M) expenses related to renewable energy projects of approximately $342 million, $207 million and $201 million and O&M expenses related to the Texas pipelines of $45 million, $47 million and $40 million for 2022, 2021 and 2020, respectively. Total O&M expenses presented includes related party amounts of approximately $263 million, $214 million and $146 million for 2022, 2021 and 2020, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$1,121	$424	$(238)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Other comprehensive income related to equity method investee (net of $0 tax expense, $0 tax benefit and $0 tax benefit, respectively)	2	2	2
Total other comprehensive income (loss), net of tax	2	2	2
COMPREHENSIVE INCOME (LOSS)	1,123	426	(236)
Comprehensive income attributable to preferred distributions	—	—	(5)
Comprehensive loss (income) attributable to noncontrolling interests	(645)	(290)	186
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$478	$136	$(55)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$235	$147
Accounts receivable	137	112
Other receivables	41	24
Due from related parties	1,131	1,061
Inventory	51	41
Derivatives	65	—
Other	202	25
Total current assets	1,862	1,410
Other assets:
Property, plant and equipment – net	14,949	11,417
Intangible assets – PPAs – net	2,010	2,175
Intangible assets – customer relationships – net	526	593
Derivatives	369	7
Goodwill	891	891
Investments in equity method investees	1,917	1,896
Deferred income taxes	195	322
Other	333	265
Total other assets	21,190	17,566
TOTAL ASSETS	$23,052	$18,976
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$868	$982
Due to related parties	92	104
Current portion of long-term debt	38	33
Accrued interest	28	26
Derivatives	12	26
Accrued property taxes	31	25
Other	257	65
Total current liabilities	1,326	1,261
Other liabilities and deferred credits:
Long-term debt	5,250	5,294
Asset retirement obligations	299	243
Derivatives	2	595
Due to related parties	54	41
Intangible liabilities – PPAs – net	1,153	179
Other	196	204
Total other liabilities and deferred credits	6,954	6,556
TOTAL LIABILITIES	8,280	7,817
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	101	321
EQUITY
Common units (86.5 and 83.9 units issued and outstanding, respectively)	3,332	2,985
Accumulated other comprehensive loss	(7)	(8)
Noncontrolling interests	11,346	7,861
TOTAL EQUITY	14,671	10,838
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$23,052	$18,976

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,121	$424	$(238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	430	288	271
Intangible amortization – PPAs	143	117	103
Change in value of derivative contracts	(1,034)	(189)	384
Deferred income taxes	171	46	(26)
Equity in earnings of equity method investees, net of distributions received	3	21	85
Equity in losses (earnings) of non-economic ownership interests, net of distributions received	(50)	(21)	3
Losses (gains) on disposal of businesses/assets – net	(36)	5	2
Costs related to retirement of debt – net	—	—	67
Other – net	10	11	13
Changes in operating assets and liabilities:
Current assets	(43)	(6)	6
Noncurrent assets	(2)	(7)	(4)
Current liabilities	63	(10)	(1)
Noncurrent liabilities	—	(2)	—
Net cash provided by operating activities	776	677	665
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of membership interests in subsidiaries – net	(989)	(2,352)	(378)
Capital expenditures and other investments	(1,351)	(113)	(334)
Proceeds from CITCs	—	75	—
Proceeds from the sale of a business	204	—	—
Payments from (to) related parties under CSCS agreement – net	(240)	(47)	2
Distributions from equity method investee	15	1	8
Distributions from non-economic ownership interests	—	90	—
Reimbursements from related parties for capital expenditures	1,161	15	—
Other	6	30	21
Net cash used in investing activities	(1,194)	(2,301)	(681)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	147	50	2
Issuances of long-term debt, including premiums and discounts	1,505	2,880	695
Retirements of long-term debt	(1,544)	(1,159)	(1,166)
Debt issuance costs	(17)	(12)	(1)
Capped call settlement	—	—	30
Capped call transaction	(31)	(31)	(63)
Partner contributions	2	2	9
Partner distributions	(636)	(619)	(442)
Preferred unit distributions	—	—	(7)
Proceeds on sale of Class B noncontrolling interests – net	1,115	893	750
Payments to Class B noncontrolling interest investors	(163)	(80)	(45)
Buyout of Class B noncontrolling interest investors	—	(265)	—
Proceeds on sale of differential membership interests	101	48	179
Proceeds from differential membership investors	137	74	94
Payments to differential membership investors	(36)	(35)	(30)
Change in amounts due to related parties	(18)	(13)	(3)
Payment of CITC obligation to third party	—	(65)	—
Other	(11)	(5)	(6)
Net cash provided by (used in) financing activities	551	1,663	(4)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	133	39	(20)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	151	112	132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$284	$151	$112
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$154	$126	$163
Cash paid for income taxes	$—	$2	$6
Change in noncash investments in equity method investees – net	$(1)	$127	$12
Accrued property additions	$846	$971	$32
Conversion of 2017 convertible notes to common units	$—	$—	$300
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Preferred Units		Common Units
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2019	4.7	$183	65.5	$2,008	$(8)	$4,883	$7,066	$—
Issuance of common units – net(a)	(4.7)	(183)	10.4	543	—	—	360	—
Capped call settlement, including deferred taxes	—	—	—	33	—	—	33	—
Capped call transaction	—	—	—	(63)	—	—	(63)	—
Related party note receivable	—	—	—	—	—	2	2	—
Net income (loss)	—	5	—	(55)	—	(188)	(238)	—
Other comprehensive income	—	—	—	—	—	2	2	—
Related party contributions	—	—	—	—	—	7	7	—
Related party distributions	—	—	—	—	—	(290)	(290)	—
Changes in non-economic ownership interests	—	—	—	—	—	(12)	(12)	—
Sale of differential membership interest	—	—	—	(3)	—	179	176	—
Other differential membership investment activity	—	—	—	—	—	64	64	—
Sale of Class B noncontrolling interest – net	—	—	—	(4)	—	750	746	—
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(45)	(45)	—
Distributions to unitholders(b)	—	(5)	—	(154)	—	—	(159)	—
Conversion option of 2020 convertible notes, including deferred taxes	—	—	—	57	—	—	57	—
Other – net	—	—	—	—	—	1	1	—
Balances, December 31, 2020	—	—	75.9	2,362	(8)	5,353	7,707	—
Issuance of common units – net	—	—	0.7	56	—	—	56	—
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	—	—	2,494	2,494	321
Capped call transaction	—	—	—	(31)	—	—	(31)	—
Related party note receivable	—	—	—	—	—	2	2	—
Net income	—	—	—	137	—	287	424	—
Other comprehensive income	—	—	—	—	—	2	2	—
Related party distributions	—	—	—	—	—	(424)	(424)	—
Changes in non-economic ownership interests	—	—	—	—	—	127	127	—
Sale of differential membership interest	—	—	—	—	—	48	48	—
Other differential membership investment activity	—	—	—	—	—	39	39	—
Sale of Class B noncontrolling interests – net	—	—	—	(3)	—	893	890	—
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(80)	(80)	—
Distributions to unitholders(b)	—	—	—	(198)	—	—	(198)	—
Adoption of accounting standards update	—	—	—	(57)	—	1	(56)	—
Exercise of Class B noncontrolling interest buyout right(c)	—	—	7.3	719	—	(879)	(160)	—
Other – net	—	—	—	—	—	(2)	(2)	—
Balances, December 31, 2021	—	—	83.9	2,985	(8)	7,861	10,838	321
Issuance of common units – net(a)	—	—	2.6	179	—	—	179	—
Acquisition of subsidiaries with differential membership interests and noncontrolling ownership interests	—	—	—	—	—	2,012	2,012	—
Capped call transaction	—	—	—	(31)	—	—	(31)	—
Related party note receivable	—	—	—	—	—	2	2	—
Net income	—	—	—	477	—	635	1,112	9
Other comprehensive income	—	—	—	—	1	1	2	—
Related party distributions	—	—	—	—	—	(382)	(382)	—
Changes in non-economic ownership interests	—	—	—	—	—	1	1	—
Sale of differential membership interest	—	—	—	—	—	—	—	101
Other differential membership investment activity	—	—	—	(21)	—	264	243	(330)
Sale of Class B noncontrolling interests – net	—	—	—	(3)	—	1,115	1,112	—
Payments to Class B noncontrolling interest investors	—	—	—	—	—	(163)	(163)	—
Distributions to unitholders(b)	—	—	—	(254)	—	—	(254)	—
Balances, December 31, 2022	—	$—	86.5	$3,332	$(7)	$11,346	$14,671	$101
____________________________
(a)    In 2022, includes NEE Equity's exchange of NEP OpCo common units for NEP common units and includes deferred tax impact of approximately $14 million (see Note 13 - Common Unit Issuances). In 2020, NEP issued approximately 4.7 million NEP common units upon the conversion of preferred units on a one-for-one basis and issued 5.7 million NEP common units upon the conversion of $300 million of convertible notes (see Note 13 – Preferred Units and Note 12). NEP recognized a deferred tax asset of approximately $59 million related to the issuance of NEP common units.
(b)    Distributions per common unit were $2.9900, $2.6000 and $2.2625 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Years Ended December 31, 2022, 2021 and 2020

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

NEP OpCo is a limited partnership with a general partner and limited partners. NEP consolidates the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2022, NEP owned an approximately 46.2% limited partner interest in NEP OpCo's common units and NEE Equity owned a noncontrolling 53.8% limited partner interest in NEP OpCo's common units. See Note 13 - Common Unit Issuances.

In connection with the IPO, NEP acquired a portfolio of clean, contracted renewable energy assets including wind and solar energy generating facilities. Subsequent to the IPO, NEP expanded its portfolio through the acquisition of additional interests in wind, solar and solar-plus-storage projects primarily from NextEra Energy Resources, LLC (NEER), as well as the acquisition of interests in natural gas pipeline assets located in Texas (Texas pipelines) and Pennsylvania from third parties.

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

In 2022, 2021 and 2020, approximately $155 million, $141 million and $122 million, respectively, of NEP's consolidated revenues were attributable to foreign countries related to its contract with a Mexican counterparty.

Income Taxes – NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the projects under NEP OpCo.

Equity – Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. NextEra Energy Partners GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2022 and 2021.

Limited partners' equity in common units at December 31, 2022 and 2021 reflects the investment of NEP common unitholders, changes to net income attributable to NEP, distributions of available cash to common unitholders and other contributions from or distributions to NEP common unitholders. Accumulated other comprehensive loss at December 31, 2022 and 2021 reflects other comprehensive income (loss) attributable to NEP.

Noncontrolling Interests – Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity on NEP’s consolidated balance sheets. At December 31, 2022, noncontrolling interests on NEP's consolidated balance sheets primarily reflects NEE Equity's 53.8% noncontrolling interest in NEP OpCo, non-affiliated parties' 10% interest in one of the Texas pipelines and 50% interest in the renewable energy projects purchased from NEER in December 2021 (see Note 3), NEER's approximately 50% noncontrolling ownership interest in Silver State South Solar, LLC (Silver State), NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) and NEER's 51% noncontrolling interest in Emerald Breeze Holdings, LLC (Emerald Breeze) (see Note 3), the interests related to differential membership interests discussed below and the Class B noncontrolling ownership interests discussed below.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain indirect subsidiaries of NEP have sold Class B membership interests in entities that have ownership interests in 37 wind projects and eight solar projects, including related battery storage facilities, (differential membership interests) to third-party investors. Although the third-party investors own equity interests in the wind, solar and battery storage projects, NEP retains a controlling interest in the entities as of December 31, 2022 and therefore presents the differential membership interests as noncontrolling interests. NEP, through O&M and administrative services agreements with subsidiaries of NEER, operates and manages the wind, solar and battery storage projects, and consolidates the entities that directly and indirectly own the wind, solar and battery storage projects. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEP. NEP has the right to call the third-party interests at specified amounts if and when the flip date occurs. In December 2022, NEP entered into agreements to buy out differential membership investors with ownership interests in two wind projects for approximately $187 million, which amount is included in current other liabilities on the consolidated balance sheets. The buyouts closed in January 2023. (see Note 10).

Subsidiaries of NEP have sold Class B noncontrolling membership interests in NEP Renewables, LLC (NEP Renewables), NEP Renewables II, LLC (NEP Renewables II), NextEra Energy Partners Pipelines, LLC (NEP Pipelines), South Texas Midstream, LLC (STX Midstream), Genesis Solar Holdings, LLC (Genesis Holdings), NEP Renewables III, LLC (NEP Renewables III) and NEP Renewables IV, LLC (NEP Renewables IV) (collectively, Class B noncontrolling ownership interests). In 2021, NEP exercised its buyout right for the Class B noncontrolling interests in NEP Renewables. See Note 13 – Class B Noncontrolling Interests. The NEP subsidiaries selling the Class B noncontrolling ownership interests retain controlling interests in the related entities as of December 31, 2022 and therefore NEP presents the Class B noncontrolling ownership interests as noncontrolling interests.

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

For the noncontrolling interests, other than the differential membership interests and the Class B noncontrolling interests, net income (loss) is allocated based on the respective ownership percentages. Thus, the impact of the net income (loss) attributable to the Class B noncontrolling ownership interests and the differential membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on their respective ownership percentage of NEP OpCo. Distributions related to the noncontrolling interests, other than the differential membership interests and Class B noncontrolling interests, are reflected as partner distributions in NEP's consolidated statements of cash flows. Details of the activity in noncontrolling interests for the years ended December 31, 2022, 2021 and 2020 are below:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2019	$2,628	$1,798	$389	$68	$4,883
Sale of Class B noncontrolling interest – net	750	—	—	—	750
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	217	(282)	(127)	4	(188)
Other comprehensive income	—	—	2	—	2
Related party contributions	—	—	—	7	7
Related party distributions	—	—	(281)	(9)	(290)
Changes in non-economic ownership interests, net of distributions	—	—	—	(12)	(12)
Differential membership investment contributions, net of distributions	—	64	—	—	64
Payments to Class B noncontrolling interest investors	(45)	—	—	—	(45)
Sale of differential membership interest	—	179	—	—	179
Other	—	—	1	—	1
Balances, December 31, 2020	3,550	1,759	(14)	58	5,353
Sale of Class B noncontrolling interests – net	893	—	—	—	893
Acquisition of subsidiary with noncontrolling interests	—	1,618	25	851	2,494
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	298	(313)	269	33	287
Other comprehensive income	—	—	2	—	2
Related party distributions	—	—	(322)	(102)	(424)
Changes in non-economic ownership interests, net of distributions	—	—	—	127	127
Differential membership investment contributions, net of distributions	—	39	—	—	39
Payments to Class B noncontrolling interest investors	(80)	—	—	—	(80)
Sale of differential membership interest	—	48	—	—	48
Exercise of Class B noncontrolling interest buyout right	(879)	—	—	—	(879)
Other	1	(1)	—	(1)	(1)
Balances, December 31, 2021	3,783	3,150	(38)	966	7,861
Sale of Class B noncontrolling interests – net	1,115	—	—	—	1,115
Acquisition of subsidiaries with differential membership interests	—	1,494	—	—	1,494
Acquisition of subsidiaries with noncontrolling ownership interests	—	—	518	—	518
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	296	(573)	788	124	635
Other comprehensive income	—	—	1	—	1
Related party distributions	—	—	(346)	(36)	(382)
Changes in non-economic ownership interests, net of distributions	—	—	—	1	1
Differential membership investment contributions, net of distributions	—	101	—	—	101
Payments to Class B noncontrolling interest investors	(163)	—	—	—	(163)
Reclassification of redeemable noncontrolling interests	—	330	—	—	330
Reclassification to current other liabilities(b)	—	(142)	(25)	—	(167)
Other	—	(1)	(9)	10	—
Balances, December 31, 2022	$5,031	$4,359	$891	$1,065	$11,346
____________________
(a)    Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interest in Silver State, Sunlight Renewables Holdings and Emerald Breeze.
(b)    In December 2022, NEP entered into agreements to acquire certain differential membership interests, which resulted in the reclassification of the remaining noncontrolling interests to current other liabilities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests – In connection with the December 2021 acquisition from NEER (see Note 3), NEP recorded redeemable noncontrolling interests of approximately $321 million relating to certain contingencies whereby NEP may have been obligated to either redeem interests of third-party investors in certain projects or return proceeds to third-party investors in certain projects. As the contingencies were resolved during 2022, NEP reclassified the recorded amounts to noncontrolling interests.

Subsequent to the acquisition in December 2022 from NEER (see Note 3), differential membership interests related to one of the acquired facilities, which is currently under construction, were sold to third-party investors. If, subject to certain contingencies, certain events occur that delay or prevent completion of the project, NEP could be obligated to reacquire all or a portion of the third-party investor's interests in the project for up to approximately $101 million. Prior to paying any amounts to the third-party investor related to this contingency, NEP would receive the full amount of any such payments from a subsidiary of NEER. As this potential redemption is outside of NEP’s control, the balances were classified as redeemable noncontrolling interests on NEP's consolidated balance sheet as of December 31, 2022. These contingencies are expected to be resolved during 2023.

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

The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits) for certain renewable energy property. Convertible investment tax credits (CITCs) are recorded as a reduction in property, plant and equipment – net on NEP's consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. At December 31, 2022 and 2021, CITCs, net of amortization, were approximately $451 million and $448 million, respectively.

Cash and Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on NEP's consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2022 and 2021.

Restricted Cash – At December 31, 2022 and 2021, NEP had approximately $49 million and $4 million, respectively, of restricted cash included in current other assets on NEP's consolidated balance sheets. Restricted cash at December 31, 2022 and 2021 is primarily related to an operating cash reserve and collateral deposits from a counterparty, respectively. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk – Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. The majority of NEP's counterparties are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2022 have been collected.

During 2022, NEP derived approximately 14% and 13% of its consolidated revenue from its contracts with Pacific Gas and Electric Company and Mex Gas Supply S.L., respectively.

Inventories – Spare parts inventories are carried at the lower of weighted-average cost and net realizable value.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets – Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2022 and 2021, no impairment adjustments were necessary.

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

Intangible Asset – Customer Relationships – At December 31, 2022 and 2021, NEP's consolidated balance sheets reflect intangible asset – customer relationships related to the acquisition of the Texas pipelines in 2015. Intangible asset – customer relationships are amortized on a straight-line basis over the estimated useful life of approximately 40 years. At December 31, 2022 and 2021, accumulated amortization related to the intangible asset – customer relationships was approximately $114 million and $107 million, respectively. Amortization expense for intangible asset – customer relationships was approximately $17 million for each of the years ended December 31, 2022, 2021 and 2020 and is expected to be approximately $16 million in each of the next five years.

Intangible Asset – PPAs – At December 31, 2022 and 2021, NEP's consolidated balance sheets reflect intangible asset – PPAs primarily related to acquisitions in 2018 and 2019 and the acquisitions discussed in Note 3. Intangible asset – PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs, which approximates the period giving rise to the value. At December 31, 2022 and 2021, accumulated amortization related to the intangible asset – PPAs was approximately $454 million and $295 million, respectively. Amortization expense for intangible assets – PPAs was approximately $160 million, $117 million and $103 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is expected to be approximately $160 million in years 2023 through 2027.

Intangible Liabilities – PPAs – At December 31, 2022 and 2021, NEP's consolidated balance sheets reflect intangible liabilities – PPAs primarily related to the December 2022 and December 2021 acquisitions from NEER discussed in Note 3 and will be amortized into operating revenues on a straight-line basis over the remaining contract terms of the PPAs, which approximates the period giving rise to the value. At December 31, 2022, accumulated amortization related to the intangible liabilities – PPAs was approximately $17 million. At December 31, 2021, there was no accumulated amortization related to the intangible liabilities – PPAs. Amortization expense for intangible liabilities – PPAs was approximately $17 million for the year ended December 31, 2022 and is expected to be approximately $77 million in 2023 and $80 million in the years 2024 through 2027.

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

Long-term Debt Costs – NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $13 million and $12 million of debt issuance costs during the years ended December 31, 2022 and 2021, respectively. The amortization of debt issuance costs totaled approximately $13 million, $11 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in interest expense in NEP’s consolidated statements of income (loss). In addition, NEP wrote-off approximately $4 million of debt issuance costs during 2020 due to the retirement of the related debt. See Note 12.

Asset Retirement Obligations – Asset retirement obligations are those for which a legal obligation exists under laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing or

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NEP recorded accretion expense of approximately $12 million, $7 million and $7 million in the years ended December 31, 2022, 2021 and 2020, respectively. Additional AROs were established amounting to approximately $37 million and $101 million in the years ended December 31, 2022 and 2021, respectively, related to the acquisitions in those periods (see Note 3). Additionally, in 2022, NEP recorded additional AROs of approximately $8 million for revisions in estimated cash flows due to revised cost estimates.

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

Leases – NEP determines if an arrangement is a lease at inception. NEP recognizes a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEP has elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for substantially all classes of underlying assets except for purchase power agreements. ROU assets are included primarily in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEP's consolidated balance sheets. Operating lease expense is included in O&M expense, interest and amortization expense associated with finance leases are included in interest expense and depreciation and amortization expense, respectively, and rental income associated with operating leases and interest income associated with sales-type leases are included in operating revenues in NEP’s consolidated statements of income (loss). See Note 11.

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. NEP’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance and can be applied prospectively through December 31, 2024. As agreements that reference LIBOR or other interbank offered rates as an interest rate benchmark are amended, NEP evaluates whether to apply the options provided by the standards update with regard to eligible contract modifications.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the cumulative effect recognized as of the date of initial application (modified retrospective approach). Upon adoption, NEP reclassified approximately $64 million related to the embedded conversion feature for the 2020 convertible notes from common units equity to long-term debt.

Disposal of Pipeline – In April 2022, subsidiaries of NEP sold all of their ownership interests in an approximately 156-mile, 16-inch pipeline that transports natural gas in Texas to a third party for total consideration of approximately $203 million, subject to working capital and other adjustments. Approximately $70 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests in STX Midstream (see Note 13 - Class B Noncontrolling Interests). In connection with the sale, NEP recorded a gain of approximately $20 million ($18 million after tax) in the second quarter of 2022 and $10 million ($9 million after tax) in the third quarter of 2022 upon resolution of a contingency.

Disposal of Wind Project – In June 2022, NEP received notification from the offtaker of NEP's 62 megawatt (MW) wind project located in Barnes County, North Dakota of its intent to exercise an option to acquire the wind project for approximately $50 million. As such, the carrying amounts of the major classes of assets related to the wind project that were classified as held for sale, which are included in current other assets on NEP's consolidated balance sheets, were approximately $51 million at December 31, 2022 and primarily represent property, plant and equipment – net. Liabilities associated with assets held for sale, which are included in current other liabilities on NEP's consolidated balance sheets, were approximately $1 million at December 31, 2022. The sale closed in early January 2023.

3. Acquisitions

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table summarizes the final amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the August 2021 acquisition:

(millions)
Total consideration transferred	$815
Identifiable assets acquired and liabilities assumed
Cash	$18
Accounts receivable, inventory and prepaid expenses	14
Property, plant and equipment – net	191
Intangible assets – PPAs	432
Goodwill	179
Noncurrent other assets	1
Accounts payable, accrued expenses and current other liabilities	(8)
Noncurrent other liabilities	(12)
Total net identifiable assets, at fair value	$815

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the final amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the October 2021 acquisition:

(millions)
Total consideration transferred	$585
Identifiable assets acquired and liabilities assumed
Cash	$4
Accounts receivable, inventory and prepaid expenses	11
Property, plant and equipment – net	560
Intangible assets – PPAs	42
Goodwill	33
Investments in equity method investees	66
Noncurrent other assets	19
Accounts payable, accrued expenses and current other liabilities	(8)
Noncurrent other liabilities	(20)
Noncontrolling interests	(122)
Total net identifiable assets, at fair value	$585

In December 2021, an indirect subsidiary of NEP completed the asset acquisition of 100% of the Class A membership interests in Star Moon Holdings, LLC (Star Moon Holdings) for a total consideration of approximately $849 million, plus working capital and other adjustments of approximately $6 million and NEP's share of the entities' noncontrolling interests related to differential membership investors of approximately $910 million at the time of closing.

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

The wind and solar generation facilities listed above were under construction by NEER when the acquisition was announced. At closing, three projects (Dodge Flat Solar, Elora Solar and Fish Springs Ranch Solar) remained under construction and NEER agreed to continue to manage the construction of such projects after the acquisition, at its own cost, and to contribute to those projects any capital necessary for the construction of the projects. Construction of the three projects was completed and the projects entered service during the first quarter of 2022. In December 2021, NEER sold the remaining 50% noncontrolling ownership interest in the wind and solar generation facilities to a third party, which is reflected as noncontrolling interests on NEP's consolidated balance sheets (see Note 2 - Noncontrolling Interests). NEER will operate the wind and solar generation facilities under O&M and administrative service agreements (see Note 14).

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the asset acquisition of Star Moon Holdings, NEP recorded the following balances:

(millions)
Total consideration transferred	$855
Identifiable assets acquired and liabilities assumed
Cash	$21
Accounts receivable, inventory and prepaid expenses	14
Due from related parties(a)	1,015
Property, plant and equipment – net	3,695
Intangible assets – PPAs	107
Noncurrent other assets	48
Accounts payable, accrued expenses and current other liabilities(a)	(1,038)
Asset retirement obligation	(70)
Intangible liabilities	(179)
Noncurrent other liabilities	(65)
Redeemable noncontrolling interests(b)	(321)
Noncontrolling interests	(2,372)
Total net identifiable assets	$855
____________________
(a)    Due from related parties reflects the amounts due from NEER which were used to pay accounts payable and accrued expenses related to the construction of the projects acquired.
(b)    See Note 2 - Redeemable Noncontrolling Interests.

In December 2021, an indirect subsidiary of NEP completed the acquisition (Coram II acquisition) of a 102 MW wind generation facility (Coram II) located in California for cash consideration of approximately $128 million, plus working capital of $8 million and the assumption of debt of approximately $155 million. Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The purchase price was allocated primarily to intangible assets – PPAs – net of approximately $133 million, property, plant and equipment – net of $72 million, long-term debt, including current portion, of $155 million and noncurrent other assets of $11 million. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill of approximately $70 million at the acquisition date. The goodwill arising from the acquisition results largely from the wind generation facility being well-situated in a strong market with long-term renewables demand, providing long-term optionality for the asset. All of the goodwill is expected to be deductible for income tax purposes over a 15 year period.

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

In September 2022, an indirect subsidiary of NEP acquired from NEER interests in Sunlight Renewables Holdings which represent an indirect 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW. The purchase price for the asset acquisition consisted of cash consideration of approximately $191 million, plus working capital and other adjustments of $2 million. The purchase price was allocated primarily to property, plant and equipment – net of approximately $435 million and noncontrolling interests of $242 million, including $147 million relating to differential membership interests, based on the fair value of assets acquired and liabilities assumed. NEER operates the battery storage facility under O&M and administrative service agreements (see Note 14).

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In December 2022, an indirect subsidiary of NEP (the purchaser) completed the acquisition of ownership interests (December 2022 acquisition) in a portfolio of wind and solar-plus-storage generation facilities from subsidiaries of NEER (the seller) consisting of the following:

•100% of the Class A membership interests in Emerald Breeze, representing a 49% controlling ownership interest, which indirectly owns:
•Great Prairie Wind, an approximately 1,029 MW wind generation facility in Texas and Oklahoma.
•Appaloosa Run Wind, an approximately 172 MW wind generation facility in Texas.
•Yellow Pine Solar, a 125 MW solar generation and 65 MW storage facility in Nevada (Yellow Pine).

•100% of the membership interests in Sac County Wind Holdings, LLC and Elk City Sholes Holdings, LLC, which indirectly own:
•Sholes Wind, an approximately 160 MW wind generation facility located in Nebraska.
•Elk City Wind II, an approximately 107 MW wind generation facility located in Oklahoma.
•Sac County Wind, an approximately 80 MW wind generation facility located in Iowa.

Yellow Pine is currently under construction by NEER and NEER has agreed to continue to manage the construction of the project after acquisition, at its own cost, and to contribute to the project any capital necessary for the construction of the project. If Yellow Pine does not achieve commercial operation by November 30, 2023, the purchaser will have the right to require the seller to repurchase the ownership interests in the project for the same purchase price paid by the purchaser. Upon receipt of certain regulatory approvals and achievement of commercial operations, Eight Point Wind, an approximately 111 MW wind generation facility in New York, will be transferred to Emerald Breeze, which transfer is expected to happen in the first quarter of 2023. See Note 13 - Class B Noncontrolling Interests.

The purchase price included total consideration of approximately $805 million, plus working capital and other adjustments of approximately $8 million (subject to certain post-closing adjustments) and NEP's share of the portfolio’s existing noncontrolling interests related to differential membership investors of approximately $1.4 billion at the time of closing.

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

In connection with the December 2022 asset acquisition, NEP recorded the following balances:

(millions)
Total consideration transferred	$813
Identifiable assets acquired and liabilities assumed
Cash	$14
Accounts receivable, inventory and prepaid expenses	12
Due from related parties(a)	836
Current other assets(b)	118
Property, plant and equipment – net	3,503
Noncurrent other assets	16
Accounts payable, accrued expenses and current other liabilities(a)	(771)
Due to related parties(c)	(80)
Long-term debt(d)	(46)
Asset retirement obligation	(27)
Intangible liabilities	(986)
Noncurrent other liabilities	(6)
Noncontrolling interests	(1,770)
Total net identifiable assets	$813
____________________
(a)    Due from related parties reflects the amounts due from NEER which will be used to pay accounts payable and accrued expenses related to the construction of the projects acquired.
(b)    Includes approximately $71 million deposit relating to Eight Point Wind which is expected to be transferred to Emerald Breeze in the first quarter of 2023 as discussed above.
(c)    Due to related parties reflects amounts due to a NEE subsidiary related to construction costs, which costs are reimbursed by NEER.
(d)    See Note 14 - Related Party Long-Term Debt.

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

4. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible asset – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the years ended December 31, 2022, 2021 and 2020 is revenue from contracts with customers for renewable energy sales of approximately $941 million, $704 million and $684 million, respectively, and revenue from contracts with customers for natural gas transportation services of $241 million, $237 million and $212 million, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2023 to 2035. At December 31, 2022, NEP expects to record approximately $1.6 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2052, will vary based on the volume of energy delivered. At December 31, 2022, NEP expects to record approximately $180 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEP's consolidated statements of income (loss). At December 31, 2022 and 2021, the net notional amounts of the interest rate contracts were approximately $7,836 million and $7,873 million, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in NEP's consolidated statements of income (loss). At December 31, 2022, NEP had derivative commodity contracts for power with net notional volumes of approximately 5.7 million MW hours. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

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

NEP estimates the fair value of its derivative instruments using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates and credit profiles. The significant inputs for the resulting fair value measurement of interest rate contracts are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2022 and 2021, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's consolidated balance sheets.

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$459	$—	$(26)	$433
Commodity contracts	$—	$—	$3	$(2)	1
Total derivative assets					$434
Liabilities:
Interest rate contracts	$—	$37	$—	$(26)	$11
Commodity contracts	$—	$—	$5	$(2)	3
Total derivative liabilities					$14

Net fair value by balance sheet line item:
Current derivative assets					$65
Noncurrent derivative assets					369
Total derivative assets					$434

Current derivative liabilities					$12
Noncurrent derivative liabilities					2
Total derivative liabilities					$14

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$17	$—	$(10)	$7
Liabilities:
Interest rate contracts	$—	$631	$—	$(10)	$621

Net fair value by balance sheet line item:
Current derivative assets					$—
Noncurrent derivative assets					7
Total derivative assets					$7

Current derivative liabilities					$26
Noncurrent derivative liabilities					595
Total derivative liabilities					$621
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's derivatives are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2022	2021	2020
	(millions)
Interest rate contracts – interest expense	$1,033	$168	$(395)
Commodity contracts – operating revenues	$2	$—	$—

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2022 and 2021, the aggregate fair value of NEP's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $37 million and $608 million, respectively.

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

Recurring Non-Derivative Fair Value Measurements – NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$5	$—	$5	$3	$—	$3
Total assets	$5	$—	$5	$3	$—	$3

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,288	$5,105	$5,327	$5,529
____________________
(a)    At December 31, 2022 and December 31, 2021, approximately $5,086 million and $5,506 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At December 31, 2022 and 2021, approximately $1,510 million and $1,188 million, respectively, of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and, in 2022, the 2022 convertible notes and is estimated using Level 2.

7. Income Taxes

On August 16, 2022, the Inflation Reduction Act was signed into law which includes: (i) extensions for wind and solar tax credits on facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels; (ii) a new solar PTC and standalone battery ITC; (iii) the ability to transfer renewable energy tax credits to an unrelated transferee; and (iv) a 15% corporate profits minimum tax based on pre-tax income for years after 2022. This legislation does not require NEP to revalue its deferred income taxes given that there was no change to the corporate tax rate.

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2022	2021	2020
	(millions)
Federal:
Current	$—	$1	$5
Deferred	127	32	(21)
Total federal	127	33	(16)
State:
Current	—	1	2
Deferred	44	14	(5)
Total state	44	15	(3)
Total income tax expense (benefit)	$171	$48	$(19)

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2022	2021	2020
	(millions)
Income tax expense (benefit) at U.S. statutory rate of 21%	$271	$99	$(54)
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	(135)	(59)	41
State income taxes, net of federal tax benefit	35	12	(3)
Tax credits	(2)	(2)	(3)
Other	2	(2)	—
Income tax expense (benefit)	$171	$48	$(19)

The effective tax rate was approximately 13%, 10% and 7% for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. NEP believes that it is more likely than not that the deferred tax assets at December 31, 2022 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2022	2021
	(millions)
Deferred tax liabilities:
Investment in partnership(a)	$(199)	$—
Total deferred tax liabilities	(199)	—
Deferred tax assets:
Net operating loss carryforwards	363	284
Investment in partnership(a)	—	23
Tax credit carryforwards	15	13
Valuation allowance	(4)	(4)
Total deferred tax assets	374	316
Net deferred income taxes	$175	$316
____________________
(a)    At December 31, 2022 and 2021, includes a deferred tax asset of approximately $18 million and $4 million, respectively, of interest limitation carryforward with an indefinite expiration period.

Deferred tax assets and liabilities included on NEP's consolidated balance sheets are as follows:

	December 31,
	2022	2021
	(millions)
Deferred income taxes – noncurrent assets	$195	$322
Noncurrent other liabilities	(20)	(6)
Net deferred income taxes	$175	$316

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2022 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$322		2034 – 2037
State	41		2028 – 2042
Total net operating loss carryforwards	$363	(a)
Tax credit carryforwards	$15		2023 – 2042
____________________
(a)    Includes approximately $177 million and $5 million of federal and state, respectively, net operating loss carryforwards with an indefinite expiration period.

During 2022 and 2021, NEP recorded state tax liabilities of approximately $1 million and $1 million (net of federal tax benefit), respectively, related to unrecognized tax benefits of prior year state tax filing positions. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $5 million (net of federal tax benefit). The open tax years in all jurisdictions are 2014 through 2021.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2022	2021	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$14,639	$10,439	3 – 35
Pipeline assets, including temporary rights-of-way	877	957	25 – 50
Land improvements and buildings	611	525	3 – 45
Land, including perpetual rights-of-way	81	102
Construction work in progress	404	736
Other depreciable assets	427	365	3 – 35
Property, plant and equipment, gross	17,039	13,124
Accumulated depreciation	(2,090)	(1,707)
Property, plant and equipment – net	$14,949	$11,417
________________________
(a)    Approximately 92% of power generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $400 million, $263 million and $247 million, respectively. A number of NEP's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $5.1 billion at December 31, 2022.

9. Equity Method Investments

At December 31, 2022, investments in equity method investees primarily includes the approximately 50% ownership interest in Desert Sunlight Investment Holdings, LLC, approximately 50% ownership interest in Rosmar Holdings, LLC (Rosmar), the ownership interest in Meade Pipeline Co, LLC (Meade), including Meade's ownership interest in the Central Penn Line (CPL), the 40% ownership interest in Pine Brooke Holdings and the 33.3% ownership interests in certain projects acquired in October 2021 (see Note 3). NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have controlling interests in these entities.

Summarized information for these equity method investees is as follows:

	2022	2021	2020
	(millions)
Revenues	$376	$334	$244
Operating income	$136	$164	$142
Net income(a)	$308	$261	$151
________________________
(a)    Includes the earnings from equity method investee related to Meade's ownership interest in CPL.

	December 31, 2022	December 31, 2021
	(millions)
Current assets	$163	$186
Noncurrent assets(a)	$4,969	$5,073
Current liabilities	$85	$85
Noncurrent liabilities	$1,355	$1,456

NEP's share of underlying equity in the equity method investees	$2,077	$2,063
Difference between investment carrying amounts and underlying equity in net assets(b)	(160)	(167)
NEP's investment carrying amounts	$1,917	$1,896
________________________
(a)    Includes the equity method investment related to Meade's ownership interest in CPL
(b)    Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2022, NEP owned an approximately 46.2% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 53.8% limited partner interest in NEP OpCo. See Note 13 - Common Unit Issuances. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at December 31, 2022, NEP OpCo consolidated 21 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 – Noncontrolling Interests) in entities which own and operate 37 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligation, of the VIEs, totaled approximately $12,127 million and $1,336 million, respectively, at December 31, 2022, and $9,740 million and $1,310 million, respectively, at December 31, 2021. In January 2023, NEP bought out differential membership investors with ownership interests in two wind projects for approximately $187 million impacting two differential membership VIEs.

At December 31, 2022, NEP OpCo also consolidated six VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries. See Note 2 – Noncontrolling Interests and Note 13 – Class B Noncontrolling Interests. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs, noncurrent other liabilities and asset retirement obligation, of the VIEs totaled approximately $16,448 million and $3,456 million, respectively, at December 31, 2022 and $11,810 million and $2,480 million, respectively, at December 31, 2021. Certain of these VIEs include six other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade, Pine Brooke Holdings, Star Moon Holdings and Emerald Breeze (see Note 3). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $8,088 million and $4,749 million of assets and $1,198 million and $1,159 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at December 31, 2022 and 2021, respectively.

At December 31, 2022, NEP OpCo consolidated Sunlight Renewables Holdings which is a VIE (see Note 3). The assets, primarily property, plant and equipment – net, and the liabilities, primarily accounts payable and accrued expenses, asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $443 million and $10 million at December 31, 2022, respectively. This VIE contains entities which have sold differential membership interests and approximately $344 million of assets and $10 million of liabilities is included in the disclosure of VIEs related to differential membership interests at December 31, 2022 above.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs. See Note 9.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At December 31, 2022 and 2021, NEP's equity method investment related to the non-economic ownership interests of approximately $98 million and $47 million, respectively, is reflected as noncurrent other assets on NEP's consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

11. Leases

NEP has operating and finance leases primarily related to land use agreements for certain of its renewable energy projects. At December 31, 2022 and 2021, NEP had recorded right-of-use (ROU) assets for operating leases of approximately $24 million and $44 million, respectively, and operating lease liabilities of $26 million and $45 million, respectively. At December 31, 2022

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and 2021, NEP's ROU assets for finance leases totaled approximately $47 million and $48 million, respectively, and finance lease liabilities totaled $51 million and $49 million, respectively. NEP’s operating lease liabilities were calculated based on a weighted average discount rate of 4.04% and 4.01% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 25 years and 26 years, at December 31, 2022 and 2021, respectively. NEP's finance lease liabilities were calculated based on a weighted average discount rate of 3.55% and 3.55% with a weighted-average remaining lease term of 34 years and 35 years, at December 31, 2022 and 2021, respectively. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are either fixed based on the terms of the related lease agreement or variable primarily based on the amount of generation at the renewable energy project. NEP’s operating and finance leases with fixed payments have expiration dates ranging from 2028 to 2057. NEP recognized approximately $2 million, $3 million and $3 million in 2022, 2021 and 2020, respectively, of operating lease costs associated with its ROU assets and lease obligations which are included in O&M expenses in NEP’s consolidated statements of income (loss). In addition, approximately $8 million, $7 million and $6 million was recorded related to variable lease costs in 2022, 2021 and 2020, respectively. Other operating and finance lease-related amounts were not material to NEP’s consolidated statements of income (loss) or cash flows for the periods presented. At December 31, 2022, NEP's lease agreements call for fixed payments of approximately $3 million in 2023, $4 million annually over the next four years and $112 million thereafter. During 2022, NEP's ROU assets obtained in exchange for operating and finance lease obligations resulted in a decrease of approximately $11 million, primarily relating to lease remeasurements offset by operating leases acquired during 2022 (see Note 3). During 2021, NEP's ROU assets obtained in exchange for operating and finance lease obligations totaled approximately $51 million and primarily relate to finance leases acquired in the December 2021 acquisition from NEER (see Note 3).

NEP has operating leases and a sales-type lease relating to battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At both December 31, 2022 and 2021, the net investment in sales-type lease is approximately $16 million. At December 31, 2022, the power sales agreements have expiration dates from 2037 to 2041 and NEP expects to receive approximately $118 million of lease payments over the remaining term of the power sales agreement with no one year being material. Operating and sales-type lease-related amounts relating to battery storage facilities were not material to NEP's consolidated statements of income for the periods presented.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt

NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of interest. Principal payments on the senior secured limited-recourse debt is primarily due monthly or semi-annually. The carrying value of NEP’s long-term debt consists of the following:

	December 31,
	2022			2021
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP:
Senior unsecured convertible notes – fixed(a)	2024 – 2026	$1,600	0.78%	$1,100	—%
NEP OpCo:
Senior unsecured notes – fixed(b)	2024 – 2027	1,800	4.22%	1,800	4.22%
Revolving credit facility – variable(a)(c)	2027	—	—%	554	1.61%
Project level:
Senior secured limited-recourse debt – fixed	2033	20	4.52%	21	4.52%
Senior secured limited-recourse debt – variable(c)(d)	2026 – 2032	1,529	5.83%	1,544	1.55%
Bank loan(c)(d)	2023	200	6.13%	205	1.90%
Other long-term debt – variable(c)(d)	2028	141	6.73%	154	2.16%
Other long-term debt – fixed(e)	2026 – 2031(e)	49	0.13%	—
Unamortized debt issuance costs and discount		(51)		(51)
Total long-term debt		5,288		5,327
Less current portion of long-term debt		38		33
Long-term debt, excluding current portion		$5,250		$5,294
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
(e)    See Note 14 – Related Party Long-term Debt.

Minimum annual maturities of long-term debt are approximately $38 million, $1,528 million, $680 million, $1,878 million and $607 million for 2023, 2024, 2025, 2026 and 2027, respectively.

NEP OpCo and its direct subsidiary (loan parties) are parties to a variable rate, senior secured revolving credit facility (NEP OpCo credit facility). At December 31, 2022, the NEP OpCo credit facility provided up to $2.5 billion of revolving credit loans and included borrowing capacity of up to $400 million for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $3.25 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). At December 31, 2022, approximately $118 million of letters of credit were issued under the NEP OpCo credit facility primarily related to debt service reserves and as security for certain financing agreements of NEP OpCo's subsidiaries. In February 2023, the loan parties extended the maturity date for substantially all of the NEP OpCo credit facility to 2028 and NEP OpCo borrowed approximately $50 million under the NEP OpCo credit facility.

In addition, at December 31, 2022, South Texas Midstream Holdings, LLC (STX Holdings) is party to a credit agreement which provides up to $270 million under a revolving credit facility (STX Holdings revolving credit facility). Proceeds from any borrowings under the STX Holdings revolving credit facility are available exclusively to fund the cash portion of NEP's repurchase, if any, of the Class B noncontrolling interests related to STX Midstream (see Note 13 – Class B Noncontrolling Interests), subject to certain limitations.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2022, NEP and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

During 2022, NEP issued $500 million principal amount of senior unsecured convertible notes (2022 convertible notes). The 2022 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2022 convertible notes in accordance with the related indenture. Upon conversion of the 2022 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 31, 2022, the conversion rate, which is subject to certain adjustments, was 10.5339 NEP common units per $1,000 of the 2022 convertible notes, which is equivalent to an initial conversion price of approximately $94.9316 per NEP common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2022 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2022 convertible notes to be repurchased, plus accrued and unpaid interest, if any. The 2022 convertible notes are not redeemable at NEP’s option prior to maturity. In connection with the issuance of the 2022 convertible notes, NEP entered into a registration rights agreement pursuant to which, among other things, NEP has agreed to file a shelf registration statement with the Securities and Exchange Commission and use its commercially reasonable efforts to cause such registration statement to become effective on or prior to December 12, 2023, covering resales of NEP common units, if any, issuable upon a conversion of the 2022 convertible notes.

NEP entered capped call transactions (2022 capped call) in connection with the issuance of the 2022 convertible notes. Under the 2022 capped call, NEP purchased capped call options with an initial strike price of $94.9316 and an initial cap price of $118.6650, subject to certain adjustments. The 2022 capped call was purchased for approximately $31 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2022 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units (if NEP elects to settle in NEP common units).

During 2021, NEP issued $500 million principal amount of senior unsecured convertible notes (2021 convertible notes). The 2021 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2021 convertible notes in accordance with the related indenture. Upon conversion of the 2021 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 31, 2022, the conversion rate, which is subject to certain adjustments, was 11.0492 NEP common units per $1,000 of the 2021 convertible notes, which is equivalent to an initial conversion price of approximately $90.5043 per NEP common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2021 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2021 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2021 convertible notes are not redeemable at NEP’s option prior to maturity.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units up to the cap price (if NEP elects to settle in NEP common units).

During 2020, approximately $300 million of senior unsecured convertible notes issued in 2017 (2017 convertible notes) were converted and NEP issued 5.7 million NEP common units and received $30 million in cash related to the unwinding of a capped call transaction that was entered into in connection with the issuance of the 2017 convertible notes. Also during 2020, NEP issued $600 million principal amount of senior unsecured convertible notes (2020 convertible notes). In connection with the issuance of the 2020 convertible notes, NEP recorded the value of the conversion option of approximately $64 million in common units equity (see Note 2 – Distinguishing Liabilities and Equity). The 2020 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2020 convertible notes in accordance with the related indenture. Upon conversion of the 2020 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 31, 2022, the conversion rate, which is subject to certain adjustments, was 13.2748 NEP common units per $1,000 of the 2020 convertible notes, which rate is equivalent to a conversion price of approximately $75.3305 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2020 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2020 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2020 convertible notes are not redeemable at NEP’s option prior to maturity.

NEP entered a capped call transaction (2020 capped call) in connection with the issuance of the 2020 convertible notes. Under the 2020 capped call, NEP purchased capped call options which at December 31, 2022 have a strike price of $75.3305 and a cap price of $119.2736, subject to certain adjustments. The 2020 capped call was purchased for approximately $63 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2020 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units (if NEP elects to settle in NEP common units).

13. Equity

Distributions – During 2022, 2021 and 2020, NEP distributed approximately $254 million, $198 million and $154 million, respectively, to its common unitholders. In addition, NEP paid approximately $70 million in distributions to its common unitholders in February 2023.

Earnings Per Unit – Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes and preferred units (see Preferred Units below). Following the adoption of a new accounting standard on January 1, 2021 (see Note 2 – Distinguishing Liabilities from Equity), the dilutive effect of the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes is calculated using the if-converted method. During 2020, the dilutive effect of the preferred units was computed using the if-converted method and the dilutive effect of the 2020 convertible notes was computed using the treasury stock method.

The reconciliation of NEP's basic and diluted earnings (loss) per unit is as follows:

	Years Ended December 31,
	2022	2021	2020
	(millions, except per unit amounts)
Numerator:
Net income (loss) attributable to NEP – basic	$477	$137	$(55)
Adjustments for convertible notes and preferred units(a)	—	—	—
Net income (loss) attributable to NEP used to compute diluted earnings per unit	$477	$137	$(55)
Denominator:
Weighted-average number of common units outstanding – basic	84.9	77.2	68.4
Effect of dilutive convertible notes and preferred units(a)	—	0.2	—
Weighted-average number of common units outstanding and assumed conversions	84.9	77.4	68.4
Earnings (loss) per unit attributable to NEP:
Basic	$5.62	$1.77	$(0.81)
Assuming dilution	$5.62	$1.77	$(0.81)
____________________
(a)    Due to the net loss incurred during the year ended December 31, 2020, the weighted-average number of common units issuable pursuant to the convertible notes and preferred units totaling approximately 7.5 million was not included in the calculation of diluted earnings per unit due to their antidilutive effect.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ATM Program – NEP has an at-the-market equity issuance program (ATM program), which was renewed in 2021, pursuant to which NEP may issue, from time to time, up to $300 million of its common units. During the years ended December 31, 2022 and 2021, NEP issued approximately 1.8 million common units and 0.7 million common units under the ATM program for gross proceeds of approximately $145 million and $50 million, respectively. During the year ended December 31, 2020, NEP did not issue any common units under the ATM program. Fees related to the ATM program totaled approximately $1 million and less than $1 million in 2022 and 2021, respectively.

Preferred Units – In 2017, NEP issued and sold Series A convertible preferred units representing limited partner interests in NEP. During the year ended December 31, 2020, NEP issued approximately 4.7 million NEP common units upon the conversion of the remaining convertible preferred units on a one-for-one basis.

Common Unit Issuances – In July 2022, NEP issued 0.8 million NEP common units upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis. In January 2023, NEE Equity delivered notice to NEP OpCo of its election to exchange 0.9 million NEP OpCo common units for NEP common units on a one-for-one basis. The exchange of common units, and related issuance of NEP common units, is expected to occur in the second quarter of 2023.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Class B Noncontrolling Interests – Subsidiaries of NEP sold Class B noncontrolling membership interests in NEP Renewables II, NEP Pipelines, STX Midstream, Genesis Holdings, NEP Renewables III and NEP Renewables IV as described below:

	NEP Renewables II	NEP Pipelines	STX Midstream	Genesis Holdings	NEP Renewables III	NEP Renewables IV
Underlying projects/pipelines	Renewable energy projects with a combined net generating capacity of approximately 1,192 MW(a)	Equity method interest in a natural gas pipeline located in Pennsylvania	Six natural gas pipeline assets located in Texas	Renewable energy projects with a combined net generating capacity of approximately 1,124 MW	Renewable energy projects with a combined net generating capacity of approximately 1,260 MW	Renewable energy projects with a combined net generating capacity of approximately 1,992 MW(b)
Date of sale	June 11, 2019	November 13, 2019	December 4, 2019	December 18, 2020	December 28, 2021	December 15, 2022
Gross proceeds	$900 million(a)	$168 million	$750 million(c)	$1,243 million(d)	$816 million(e)	$710 million(f)
Initial allocation of distributable cash to Class B investors	5%	1%	12.5%	25%(d)	65%(e)	17%(f)
Period for initial allocation	6 years	6 years	4 years	10 years	10 years	10 years
Period for initial allocation if minimum buyouts have not occurred	4.5 years	5 years	3.5 years	6.75 years	6 years	6.5 years
Allocation of distributable cash to Class B investors after initial allocation period	99%	99%	75%(g)	80%(d)	99%	99%
Date buyout period begins	December 11, 2022	May 13, 2023	December 4, 2022	December 18, 2025	December 28, 2026	December 15, 2027
Buyout right timing(h)	Periodically, and for partial interests between years 3.5 and 6	Periodically, and for partial interests between years 3.5 and 6.5	Periodically, and for partial interests between years 3 and 7	Periodically, and for partial interests between years 5 and 10	Periodically, and for partial interests between years 5 and 10	Periodically, and for partial interests between years 5 and 10
Percentage of buyout price that can be paid in NEP non-voting common units at current market price(i)	70%	100%	70%	100%	100%	100%
____________________
(a)In January 2023, NEP sold its ownership interests in one wind project with a net generating capacity of approximately 62 MW to a third party and approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests (see Note 2 – Disposal of Wind Project).
(b)Excludes net generating capacity of approximately 54 MW relating to a wind facility in New York which is expected to be transferred to NEP Renewables IV in the first quarter of 2023. See Note 3.
(c)In April 2022, NEP sold its ownership interests in one pipeline to a third party and approximately $70 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests (see Note 2 – Disposal of Pipeline).
(d)At December 31, 2020, NEP retained certain Class B membership interests in Genesis Holdings which were sold to the Class B investors for approximately $493 million at a final funding in June 2021. Prior to the final Class B funding, NEP received approximately 83% of Genesis Holdings’ cash distributions and the third-party investors received 17%. The allocation of distributable cash to Class B investors increases to 99% if NEP has not exercised certain buyout rights by September 18, 2027, but after December 18, 2030, the allocation of distributable cash to Class B investors decreases to 80%, subject to certain adjustments.
(e)At December 31, 2021, NEP retained certain Class B membership interests in NEP Renewables III which were sold to the Class B investors for approximately $408 million at a final funding in June 2022. Prior to the final Class B funding, NEP received approximately 67.5% of NEP Renewables III's cash distributions and the third-party investors received 32.5%.
(f)At December 31, 2022, NEP retained certain Class B membership interests in NEP Renewables IV which will be sold to the Class B investors for approximately $178 million at a final funding expected to occur by the end of the third quarter of 2023. Until the final Class B funding, NEP will receive approximately 86% of NEP Renewables IV's cash distributions and the third-party investors will receive 14%.
(g)Increases to 95% if NEP has not exercised its entire buyout right by December 4, 2025.
(h)The buyout right is subject to certain limitations and/or extensions in the respective agreements, including, but not limited to, NEP being able to purchase a maximum of the Class B units following anniversaries specified in certain of the agreements.
(i)NEP may elect to pay the buyout price in NEP non-voting common units or cash (or any combination thereof), subject to conditions and limitations set forth in the applicable agreements. Percentages shown represent the maximum percentages NEP expects it can pay in NEP non-voting common units without the acquiescence of the Class B investor, subject to applicable closing conditions. Holders of the NEP non-voting common units will have the right to receive pro rata quarterly cash distributions and the right to convert, subject to certain limitations, the NEP non-voting common units into NEP common units on a one-for-one basis. The specified percentage of the buyout price for the Class B noncontrolling interests in STX Midstream are payable in NEP common units.

In 2018, a subsidiary of NEP sold Class B membership interests in NEP Renewables, with underlying renewable energy projects with a combined generating capacity of approximately 1,388 MW, to a third-party investor. In November 2021, NEP paid aggregate consideration of approximately $885 million, consisting of 7,253,580 NEP common units and approximately $265 million in cash to the third-party investor after electing to exercise the buyout right and purchase all of the Class B membership interests in NEP Renewables.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) –

	Accumulated Other Comprehensive Income (Loss)
	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2019	$(22)	$(22)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2020	(20)	(20)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2021	(18)	(18)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2022	$(16)	$(16)
AOCI attributable to noncontrolling interest, December 31, 2022	$(9)	$(9)
AOCI attributable to NextEra Energy Partners, December 31, 2022	$(7)	$(7)

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

Management Services Agreement (MSA) – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the years ended December 31, 2022, 2021 and 2020 include approximately $163 million, $138 million and $112 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2022, 2021 and 2020 include approximately $7 million, $6 million and $6 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At December 31, 2022 and 2021, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $298 million and $57 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. In addition, NEECH and NEER provided guarantees associated with obligations, primarily incurred and future construction payables, associated with the December 2022 acquisition from NEER discussed in Note 3. At December 31, 2022, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $4.6 billion related to these obligations.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze (see Note 3), a subsidiary of NEP acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At December 31, 2022, the note payable was approximately $48 million and is included in long-term debt on NEP's consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

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

Transportation and Fuel Management Agreements – A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2022, 2021 and 2020, NEP recognized approximately $9 million, $36 million and $15 million, respectively, in revenues related to the transportation and fuel management agreements. The increase in the recognized revenues in 2021 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021.

Related Party Note Receivable – As part of the 2016 acquisition from NEER of Seiling Wind Investments, LLC, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at the related projects. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. During each of the years ended December 31, 2022, 2021 and 2020, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interests on NEP's consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2022, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III – OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy Partners and Management" and "Corporate Governance and Board Matters" in NEP's Proxy Statement which will be filed with the SEC in connection with the 2023 Annual Meeting of Unitholders (NEP's Proxy Statement) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2022 with respect to equity compensation under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,009,401
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,009,401

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
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Membership Interest Purchase Agreement, dated as of November 2, 2020, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC, and the Class B purchasers party thereto (filed as Exhibit 2.1 to Form 8-K dated November 2, 2020, File 1-36518)

2.2(a)*
Amendment to Membership Interest Purchase Agreement, dated as of May 16, 2021, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC and the Class B purchasers thereto (filed as Exhibit 2.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

2.3*
Amendment to Amended and Restated Purchase and Sale Agreement (2020 Projects Annex), dated as of November 2, 2020, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.3 to Form 8-K dated November 2, 2020, File 1-36518)

2.4*
Amendment to Amended and Restated Purchase and Sale Agreement (2021-A Projects Annex), dated as of July 22, 2021, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.3 to Form 10-Q for the quarter ended June 30, 2021, File No. 1-36518)

2.5*
Amendment to Amended and Restated Purchase and Sale Agreement (2021-B Projects Annex), dated as of October 21, 2021, by and among NEP US SellCo LLC and NEP US SellCo II LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-36518)

2.6*
Membership Interest Purchase Agreement, dated as of October 21, 2021, among NEP Renewables III Holdings, LLC, NextEra Energy Partners, LP, NEP Renewables III, LLC, and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-36518)

2.7*
Amendment to Amended and Restated Purchase and Sale Agreement (2022-A Projects Annex), dated as of April 20, 2022, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)

2.8*
Amendment to Amended and Restated Purchase and Sale Agreement (2022-B Projects Annex), dated as of November 17, 2022, by and among NEP US SellCo LLC, NEP US SellCo II LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated November 17, 2022, File No. 1-36518)

2.9*
Membership Interest Purchase Agreement, dated as of November 17, 2022, among NEP Renewables IV, LLC, NEP Renewables Holdings IV, LLC, NextEra Energy Partners, LP, and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated November 17, 2022, File No. 1-36518)

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

4.2*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.2 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.2(a)*
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
4.3(a)*
First Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of June 27, 2019 (filed as Exhibit 4.6 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.4*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.25% Senior Notes due 2024 and the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.5*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated June 27, 2019, creating the 4.25% Senior Notes due July 2024 (filed as Exhibit 4.4 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.6*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 23, 2019, creating the 3.875% Senior Notes due 2026 (filed as Exhibit 4.6 to Form 8-K dated September 23, 2019, File No. 1-36518)

4.7*
Indenture, dated as of December 3, 2020, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 3, 2020, File No. 1-36518)

4.8*
Indenture, dated as of June 17, 2021, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated June 14, 2021, File No. 1-36518)

4.9*
Indenture, dated as of December 12, 2022, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 7, 2022, File No. 1-36518)

4.10	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
10.1*
Third Amended and Restated Management Services Agreement, dated as of June 9, 2022, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP and NextEra Energy Management Partners, LP (filed as Exhibit 10.1 to Form 8-K dated June 14, 2022, File No. 1-36518)

10.2*
Amended and Restated Right of First Offer Agreement by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.3*
Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.5 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.3(a)*
Amendment No. 1 to Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP dated as of July 5, 2016 (filed as Exhibit 10 to Form 10-Q dated for the quarter ended June 30, 2016, File No. 1-36518)

10.4*	NextEra Energy Partners, LP Amended and Restated Registration Rights Agreement dated August 4, 2017 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2020, File 1-36518)
10.5*
Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of May 27, 2022 (filed as Exhibit 10.1 to Form 8-K dated May 27, 2022, File No. 1-36518)

10.5(a)
Letter Amendment Agreement and Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of February 8, 2023

10.6*
Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.7*
NextEra Energy Partners, LP Guaranty dated as of July 1, 2014 in favor of Bank of America, N.A., as collateral agent under the Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto, dated as of July 1, 2014 (filed as Exhibit 10.1 to Form 10‑Q for the quarter ended March 31, 2015, File No. 1-36518)

10.8*	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP (filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.9*
Third Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of December 21, 2018 (filed as Exhibit 10.1 to Form 8-K dated December 20, 2018, File No. 1-36518)

10.9(a)*
First Amendment to Third Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated July 20, 2021 (filed as Exhibit 10.2 to Form 10-Q dated June 30, 2021, File No. 1-36518)

10.10*
Right of First Refusal Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP, and NextEra Energy Resources, LLC (filed as Exhibit 10.3 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.11*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.12*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)
10.13*	Form of NextEra Energy Partners, GP, Inc. Indemnity Agreement (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
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

10.17	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2023
10.18*	Amended and Restated Limited Liability Company Agreement of NEP Renewables II, LLC, dated as of June 11, 2019 (filed as Exhibit 10.1 to Form 8-K dated June 10, 2019, File No. 1-36518)
10.19*
Contribution Agreement among South Texas Midstream, LLC, NextEra Energy Partners, LP, South Texas Midstream Holdings, LLC, and EIG NET Holdings III, LLC, dated November 1, 2019 (filed as Exhibit 10.1 to Form 8-K dated November 1, 2019, File No. 1-36518)

Exhibit Number	Description
10.20*
Amended and Restated Limited Liability Company Agreement of NextEra Energy Partners Pipelines, LLC, dated as of November 13, 2019 (filed as Exhibit 10.1 to Form 8-K dated November 12, 2019, File No. 1-36518)

10.21*	Amended and Restated Limited Liability Company Agreement of South Texas Midstream, LLC, dated as of December 4, 2019 (filed as Exhibit 10.1 to Form 8-K dated December 4, 2019, File No. 1-36518)
10.22*
Third Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of December 18, 2020 (filed as Exhibit 10.1 to Form 8-K dated December 18, 2020, File No. 1-36518)

10.22(a)*
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of May 16, 2021 (filed as Exhibit 10.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

10.23*	Amended and Restated Limited Liability Company Agreement of NEP Renewables III, LLC, dated as of December 28, 2021 (filed as Exhibit 10.1 to Form 8-K dated December 22, 2021, File No. 1-36518)
10.24*	Amended and Restated Limited Liability Company Agreement of NEP Renewables IV, LLC, dated as of December 15, 2022 (filed as Exhibit 10.1 to Form 8-K dated December 15, 2022, File No. 1-36518)
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  February 22, 2023

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JOHN W. KETCHUM
John W. Ketchum Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities with NextEra Energy Partners, LP and on the date indicated.

Signature and Title as of February 22, 2023:

TERRELL KIRK CREWS II	JAMES M. MAY
Terrell Kirk Crews II Chief Financial Officer and Director (Principal Financial Officer)	James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)

SUSAN DAVENPORT AUSTIN	PETER H. KIND
Susan Davenport Austin Director	Peter H. Kind Director

ROBERT J. BYRNE	REBECCA J. KUJAWA
Robert J. Byrne Director	Rebecca J. Kujawa Director

MARK E. HICKSON
Mark E. Hickson Director