Form 10-Q
period 2023-03-31
NEXTERA ENERGY PARTNERS, LP
filed 2023-04-26
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at March 31, 2023:  88,902,248

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2020 convertible notes	senior unsecured convertible notes issued in 2020
2021 convertible notes	senior unsecured convertible notes issued in 2021
2022 convertible notes	senior unsecured convertible notes issued in 2022
2022 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2022
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Meade	Meade Pipeline Co LLC
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo credit facility	senior secured revolving credit facility of NEP OpCo and its direct subsidiary
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables II	NEP Renewables II, LLC
NEP Renewables III	NEP Renewables III, LLC
NEP Renewables IV	NEP Renewables IV, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
PPA	power purchase agreement
preferred units	Series A convertible preferred units representing limited partner interests in NEP
PTC	production tax credit
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
STX Holdings	South Texas Midstream Holdings, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

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

Performance Risks
•NEP's ability to make cash distributions to its unitholders is affected by the performance of its renewable energy projects which could be impacted by wind and solar conditions and in certain circumstances by market prices.
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
•NEP may pursue the repowering of renewable energy projects or the expansion of natural gas pipelines that would require up-front capital expenditures and could expose NEP to project development risks.
•Geopolitical factors, terrorist acts, cyberattacks or other similar events could impact NEP's projects, pipelines or surrounding areas and adversely affect its business.
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
•NEP faces substantial competition primarily from regulated utility holding companies, developers, IPPs, pension funds and private equity funds for opportunities in North America.
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
•NEER and certain of its affiliates are permitted to borrow funds received by NEP OpCo or its subsidiaries and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by NEP OpCo. NEP's financial condition and ability to make distributions to its unitholders, as well as its ability to grow distributions in the future, is highly dependent on NEER’s performance of its obligations to return all or a portion of these funds.
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
•The issuance of common units, or other limited partnership interests, or securities convertible into, or settleable with, common units, and any subsequent conversion or settlement, will dilute common unitholders’ ownership in NEP, may decrease the amount of cash available for distribution for each common unit, will impact the relative voting strength of outstanding NEP common units and issuance of such securities, or the possibility of issuance of such securities, as well as the resale, or possible resale following conversion or settlement, may result in a decline in the market price for NEP's common units.

Taxation Risks
•NEP's future tax liability may be greater than expected if NEP does not generate NOLs sufficient to offset taxable income or if tax authorities challenge certain of NEP's tax positions.
•NEP's ability to use NOLs to offset future income may be limited.
•NEP will not have complete control over NEP's tax decisions.
•Distributions to unitholders may be taxable as dividends.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2022 Form 10-K and investors should refer to that section of the 2022 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUES
Renewable energy sales	$245	$224
Texas pipelines service revenues	56	57
Total operating revenues(a)	301	281
OPERATING EXPENSES
Operations and maintenance(b)	154	129
Depreciation and amortization	132	103
Taxes other than income taxes and other	12	15
Total operating expenses – net	298	247
OPERATING INCOME	3	34
OTHER INCOME (DEDUCTIONS)
Interest expense	(210)	284
Equity in earnings of equity method investees	28	45
Equity in earnings (losses) of non-economic ownership interests	(8)	19
Other – net	2	1
Total other income (deductions) – net	(188)	349
INCOME (LOSS) BEFORE INCOME TAXES	(185)	383
INCOME TAX EXPENSE (BENEFIT)	(34)	50
NET INCOME (LOSS)(c)	(151)	333
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	137	(189)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(14)	$144

Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic	$(0.17)	$1.72
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$(0.17)	$1.72
____________________
(a)    Includes related party revenues of $(3) million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
(b)    Includes O&M expenses related to renewable energy projects of $99 million and $76 million for the three months ended March 31, 2023 and 2022, respectively. Includes O&M expenses related to the Texas pipelines of $7 million and $8 million for the three months ended March 31, 2023 and 2022, respectively. Total O&M expenses presented include related party amounts of $66 million and $58 million for the three months ended March 31, 2023 and 2022, respectively.
(c)    For the three months ended March 31, 2023, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three months ended March 31, 2022, comprehensive income, including comprehensive income attributable to noncontrolling interest and NextEra Energy Partners, LP, was the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$238	$235
Accounts receivable	141	137
Other receivables	38	41
Due from related parties	751	1,131
Inventory	59	51
Derivatives	62	65
Other	76	202
Total current assets	1,365	1,862
Other assets:
Property, plant and equipment – net	15,176	14,949
Intangible assets – PPAs – net	1,968	2,010
Intangible assets – customer relationships – net	522	526
Derivatives	207	369
Goodwill	891	891
Investments in equity method investees	1,927	1,917
Deferred income taxes	242	195
Other	349	333
Total other assets	21,282	21,190
TOTAL ASSETS	$22,647	$23,052
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$774	$868
Due to related parties	53	92
Current portion of long-term debt	50	38
Accrued interest	21	28
Accrued property taxes	19	31
Other	66	269
Total current liabilities	983	1,326
Other liabilities and deferred credits:
Long-term debt	5,295	5,250
Asset retirement obligations	307	299
Due to related parties	55	54
Intangible liabilities – PPAs – net	1,234	1,153
Other	194	198
Total other liabilities and deferred credits	7,085	6,954
TOTAL LIABILITIES	8,068	8,280
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	103	101
EQUITY
Common units (88.9 and 86.5 units issued and outstanding, respectively)	3,414	3,332
Accumulated other comprehensive loss	(7)	(7)
Noncontrolling interests	11,069	11,346
TOTAL EQUITY	14,476	14,671
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$22,647	$23,052

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(151)	$333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132	103
Intangible amortization – PPAs	20	39
Change in value of derivative contracts	164	(327)
Deferred income taxes	(34)	50
Equity in losses (earnings) of equity method investees, net of distributions received	13	(4)
Equity in losses (earnings) of non-economic ownership interests, net of distributions received	8	(19)
Other – net	6	—
Changes in operating assets and liabilities:
Current assets	(4)	(31)
Noncurrent assets	(6)	1
Current liabilities	(66)	(25)
Net cash provided by operating activities	82	120
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries – net	(84)	—
Capital expenditures and other investments	(401)	(467)
Proceeds from sale of a business	51	—
Payments from (to) related parties under CSCS agreement – net	277	(78)
Reimbursements from related parties for capital expenditures	356	475
Net cash provided by (used in) investing activities	199	(70)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	154	2
Issuances of long-term debt, including premiums and discounts	63	89
Retirements of long-term debt	(9)	(6)
Debt issuance costs	(2)	—
Partner distributions	(169)	(137)
Payments to Class B noncontrolling interest investors	(70)	(16)
Buyout of Class B noncontrolling interest investors	(196)	—
Proceeds on sale of differential membership interests	92	—
Proceeds from differential membership investors	61	46
Payments to differential membership investors	(202)	(9)
Change in amounts due to related parties	—	(1)
Other	2	(1)
Net cash used in financing activities	(276)	(33)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5	17
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	284	151
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$289	$168
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Change in noncash investments in equity method investees – net	$10	$—
Accrued property additions	$735	$590

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended March 31, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2022	86.5	$3,332	$(7)	$11,346	$14,671	$101
Issuance of common units – net(a)	2.4	167	—	—	167	—
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	—	72	72	—
Net income (loss)	—	(14)	—	(139)	(153)	2
Distributions, primarily to related parties	—	—	—	(98)	(98)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	142	142	—
Payments to Class B noncontrolling interest investors	—	—	—	(70)	(70)	—
Distributions to unitholders(b)	—	(70)	—	—	(70)	—
Exercise of Class B noncontrolling interest buyout right	—	—	—	(196)	(196)	—
Other	—	(1)	—	1	—	—
Balances, March 31, 2023	88.9	$3,414	$(7)	$11,069	$14,476	$103
_________________________
(a)    See Note 8 – ATM Program for further discussion. Includes deferred tax impact of approximately $15 million.
(b)    Distributions per common unit of $0.8125 were paid during the three months ended March 31, 2023.

	Common Units
Three Months Ended March 31, 2022	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2021	83.9	$2,985	$(8)	$7,861	$10,838	$321
Net income	—	144	—	184	328	5
Distributions, primarily to related parties	—	—	—	(78)	(78)	—
Other differential membership investment activity	—	—	—	242	242	(206)
Payments to Class B noncontrolling interest investors	—	—	—	(16)	(16)	—
Distributions to unitholders(a)	—	(59)	—	—	(59)	—
Other	—	—	—	1	1	—
Balances, March 31, 2022	83.9	$3,070	$(8)	$8,194	$11,256	$120
_____________________________
(a)    Distributions per common unit of $0.7075 were paid during the three months ended March 31, 2022.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accompanying condensed consolidated financial statements should be read in conjunction with the 2022 Form 10-K. In the opinion of NEP management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions

In September 2022, an indirect subsidiary of NEP acquired from NEER interests (September 2022 acquisition) in Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) which represent an indirect 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW.

In December 2022, an indirect subsidiary of NEP acquired from subsidiaries of NEER ownership interests (December 2022 acquisition) in a portfolio of wind and solar-plus-storage generation facilities with a combined generating capacity totaling approximately 1,673 MW and 65 MW of storage capacity located in various states across the U.S. In March 2023, upon regulatory approvals and the achievement of commercial operations of the facility, Eight Point Wind (Eight Point), an approximately 111 MW wind generation facility in New York, was transferred to Emerald Breeze Holdings, LLC (Emerald Breeze), which was part of the December 2022 acquisition. In March 2023, NEP sold differential membership interests in Eight Point to third-party investors for proceeds of approximately $92 million. See Note 6 and Note 8 – Class B Noncontrolling Interests.

In April 2023, an indirect subsidiary of NEP entered into an agreement with indirect subsidiaries of NEER to acquire ownership interests in a portfolio of wind and solar projects with a combined generating capacity totaling approximately 688 MW (2023 acquisition) for a total purchase price consisting of cash of approximately $566 million, subject to customary working capital and other adjustments. NEP will assume the portfolio’s existing debt and related interest rate swaps of approximately $142 million and the noncontrolling interests related to differential membership investors estimated to be $165 million at the time of closing. The 2023 acquisition is expected to be funded by a combination of new project debt and a draw on the NEP OpCo revolving credit facility. See Part II – Item 5(b) for further discussion.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible asset – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended March 31, 2023 is $245 million and $56 million, and for the three months ended March 31, 2022 is $220 million and $58 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2023 to 2035. At March 31, 2023, NEP expects to record approximately $1.6 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2052, will vary based on the volume of energy delivered. At March 31, 2023, NEP expects to record approximately $177 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEP's condensed consolidated statements of income (loss). At March 31, 2023 and December 31, 2022, the net notional amounts of the interest rate contracts were approximately $7.8 billion and $7.8 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in NEP's condensed consolidated statements of income (loss). At March 31, 2023 and December 31, 2022, NEP had derivative commodity contracts for power with net notional volumes of approximately 5.2 million and 5.7 million MW hours, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2023 and December 31, 2022, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	March 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$287	$—	$(20)	$267
Commodity contracts	$—	$—	$3	$(1)	2
Total derivative assets					$269
Liabilities:
Interest rate contracts	$—	$29	$—	$(20)	$9
Commodity contracts	$—	$—	$6	$(1)	5
Total derivative liabilities					$14

Net fair value by balance sheet line item:
Current derivative assets					$62
Noncurrent derivative assets					207
Total derivative assets					$269

Current other liabilities					$12
Noncurrent other liabilities					2
Total derivative liabilities					$14

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$459	$—	$(26)	$433
Commodity contracts	$—	$—	$3	$(2)	1
Total derivative assets					$434
Liabilities:
Interest rate contracts	$—	$37	$—	$(26)	$11
Commodity contracts	$—	$—	$5	$(2)	3
Total derivative liabilities					$14

Net fair value by balance sheet line item:
Current derivative assets					$65
Noncurrent derivative assets					369
Total derivative assets					$434

Current other liabilities					$12
Noncurrent other liabilities					2
Total derivative liabilities					$14
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's derivatives are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2023	2022
	(millions)
Interest rate contracts – interest expense	$(150)	$320
Commodity contracts – operating revenues	$(2)	$—

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2023 and December 31, 2022, the aggregate fair value of NEP's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $29 million and $37 million, respectively.

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
Recurring Non-Derivative Fair Value Measurements – NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$4	$—	$4	$5	$—	$5
Total assets	$4	$—	$4	$5	$—	$5

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,345	$5,142	$5,288	$5,105
____________________
(a)    At March 31, 2023 and December 31, 2022, approximately $5,123 million and $5,086 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At March 31, 2023 and December 31, 2022, approximately $1,453 million and $1,510 million, respectively, of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes and is estimated using Level 2.

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

The effective tax rate for the three months ended March 31, 2023 was approximately 18% and for the three months ended March 31, 2022 was approximately 13%. The effective tax rates are below the U.S. statutory rate of 21% primarily due to tax expense (benefit) attributable to noncontrolling interests of approximately $17 million for the three months ended March 31, 2023 and $(39) million for the three months ended March 31, 2022.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2023, NEP owned an approximately 46.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 53.1% limited partner interest in NEP OpCo. See Note 8 – Common Unit Issuances. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at March 31, 2023, NEP OpCo consolidated 20 VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate 36 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligation, of the VIEs, totaled approximately $11,628 million and $1,188 million, respectively, at March 31, 2023. There were 21 VIEs at December 31, 2022, and the assets and liabilities of those VIEs at such date totaled approximately $12,127 million and $1,336 million, respectively.

At March 31, 2023, NEP OpCo also consolidated six VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries (see Note 10 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 5,622 MW and battery storage capacity of 120 MW, as well as ownership interests in seven natural gas pipeline assets. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs, noncurrent other liabilities and asset retirement obligation, of the VIEs totaled approximately $16,502 million and $3,435 million, respectively, at March 31, 2023 and $16,448 million and $3,456 million, respectively, at December 31, 2022. Certain of these VIEs include six other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade, Pine Brooke Holdings, Star Moon Holdings and Emerald Breeze (see Note 1). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $8,286 million and $8,088 million of assets and $1,088 million and $1,198 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, NEP OpCo consolidated Sunlight Renewables Holdings which is a VIE (see Note 1). The assets, primarily property, plant and equipment – net, and the liabilities, primarily accounts payable and accrued expenses, asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $439 million and $9 million, respectively, at March 31, 2023 and $443 million and $10 million, respectively at December 31, 2022. This VIE contains entities which have sold differential membership interests and approximately $350 million and $344 million of assets and $9 million and $10 million of liabilities are also included in the disclosure of VIEs related to differential membership interests at March 31, 2023 and December 31, 2022, respectively.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2023 and December 31, 2022, NEP's equity method investment related to the non-economic ownership interests of approximately $101 million and $98 million, respectively, is reflected as noncurrent other assets on NEP's condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income (loss) attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEP during the three months ended March 31, 2023 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2023	NEP OpCo credit facility	Variable(a)	$50	(b)	2028
March 2023	Other long-term debt	Fixed(c)	$14		(c)
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)At March 31, 2023, approximately $50 million of borrowings were outstanding and $118 million of letters of credit were issued under the NEP OpCo credit facility. Approximately $1 million of the outstanding borrowings have a maturity date in 2025.
(c)See Note 9 – Related Party Long-term Debt.

In February 2023, the loan parties extended the maturity date from February 2027 to February 2028 for essentially all of the NEP OpCo credit facility.

In April 2023, STX Holdings borrowed approximately $117 million under a revolving credit facility (STX Holdings revolving credit facility) to fund a portion of the cash used for NEP's repurchase of the Class B noncontrolling interests in STX Midstream (see Note 8 – Class B Noncontrolling Interests).

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2023, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

8. Equity

Distributions – On April 24, 2023, the board of directors of NEP authorized a distribution of $0.8425 per common unit payable on May 15, 2023 to its common unitholders of record on May 5, 2023. NEP anticipates that an adjustment will be made to the conversion ratio for the 2021 convertible notes under the related indenture on the ex-distribution date for such distribution, which will be computed using the last reported sale price of NEP’s units on the day before the ex-distribution date, subject to certain carryforward provisions in the indenture.

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes and common units issuable pursuant to an exchange notice (see Common Unit Issuances below). During the periods with dilution, the dilutive effect of the 2022 convertible notes, 2021 convertible notes and the 2020 convertible notes is computed using the if-converted method and common units issuable pursuant to the exchange notice is computed using the treasury stock method.

The reconciliation of NEP's basic and diluted earnings per unit for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(millions, except per unit amounts)
Numerator – Net income (loss) attributable to NEP	$(14)	$144

Denominator:
Weighted-average number of common units outstanding – basic	87.3	83.9
Dilutive effect of common units issuable and convertible notes(a)	0.6	0.1
Weighted-average number of common units outstanding and assumed conversions	87.9	84.0
Earnings (loss) per unit attributable to NEP:
Basic	$(0.17)	$1.72
Assuming dilution	$(0.17)	$1.72
————————————
(a)During the three months ended March 31, 2023, the 2022 convertible notes, the 2021 convertible notes and the 2020 convertible notes were antidilutive and as such were not included in the calculation of diluted earnings per unit.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
ATM Program – During the three months ended March 31, 2023, NEP issued approximately 2.3 million common units under its at-the-market equity issuance program (ATM program) for net proceeds of approximately $152 million. In March 2023, as no amounts then remained available for issuance under the ATM program, NEP renewed its ATM program pursuant to which common units having an aggregate sales price of $500 million may be offered and sold. In April 2023, NEP issued approximately 2.4 million common units under the renewed ATM program for net proceeds of approximately $134 million. During the three months ended March 31, 2022, NEP did not issue any common units under the ATM program. Fees related to the ATM program were approximately $1 million for the three months ended March 31, 2023.

Common Unit Issuances – In January 2023, NEE Equity delivered notice to NEP OpCo of its election to exchange 0.9 million NEP OpCo common units for NEP common units on a one-for-one basis and in April 2023, NEP issued 0.9 million NEP common units to consummate the exchange. Also in April 2023, NEE Equity delivered notice to NEP OpCo of its election to exchange an additional 0.9 million NEP OpCo common units for NEP common units on a one-for-one basis. The exchange of common units, and related issuance of NEP common units, is expected to occur in the second quarter of 2023.

Class B Noncontrolling Interests – In January 2023, NEP sold its ownership interests in one wind project with a net generating capacity of approximately 62 MW to a third party and approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests in NEP Renewables II (see Note 10 – Disposal of Wind Project).

In March 2023, relating to the December 2022 acquisition, a wind generation facility in New York with net generating capacity of approximately 54 MW was transferred to NEP Renewables IV. See Note 1.

In 2019, a subsidiary of NEP sold Class B membership interests in STX Midstream, NEP's subsidiary which owns natural gas pipeline assets located in Texas, to a third-party investor. In March 2023, NEP paid aggregate cash consideration of approximately $196 million to the third-party investor after electing to exercise a portion of its buyout right and purchase 25% of the Class B membership interests in STX Midstream. In April 2023, NEP exercised its option to purchase an additional 25% of the originally issued Class B membership interests in STX Midstream for approximately $194 million which brings the total buyout to 50%. The cumulative purchase price of approximately $390 million was funded using proceeds generated from unit sales executed under the ATM program and draws on the STX Holdings revolving credit facility (see ATM Program above and Note 7).

Accumulated Other Comprehensive Income (Loss) – During the three months ended March 31, 2023, NEP recognized less than $1 million of other comprehensive income related to equity method investees. During the three months ended March 31, 2022, NEP did not recognize any other comprehensive income (loss) related to equity method investees. At March 31, 2023 and 2022, NEP's accumulated other comprehensive loss totaled approximately $16 million and $18 million, respectively, of which $9 million and $10 million, respectively, was attributable to noncontrolling interest and $7 million and $8 million, respectively, was attributable to NEP.

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

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also makes certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. NEP’s O&M expenses for the three months ended March 31, 2023 include approximately $41 million and for the three months ended March 31, 2022 include approximately $38 million related to the MSA.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Cash Sweep and Credit Support Agreement – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2023 include approximately $2 million and for the three months ended March 31, 2022 include approximately $2 million related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At March 31, 2023 and December 31, 2022, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $21 million and $298 million, respectively, and are included in due from related parties on NEP's condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. In addition, NEECH and NEER provided guarantees associated with obligations, primarily incurred and future construction payables, associated with the December 2022 acquisition from NEER discussed in Note 1. At March 31, 2023, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $4.6 billion related to these obligations.

Due from Related Parties – Current amounts due from related parties on NEP's condensed consolidated balance sheets primarily represent construction completion costs NEER owes NEP associated with the December 2022 acquisition and transfer of Eight Point (see Note 1). Substantially all of these construction costs are subject to structured payables arrangements which were entered into while the projects were owned by NEER. Under the structured payables program at NEE, negotiable drafts were issued to settle invoices with suppliers with payment terms that extended the original invoice due date (typically 30 days) to less than one year. NEE, NEP and their subsidiaries are not party to any contractual agreements between the suppliers and the applicable financial institutions. As of March 31, 2023 and December 31, 2022, NEP's outstanding obligations under the structured payables were approximately $721 million and $770 million, respectively, which are included in accounts payable and accrued expenses with a corresponding receivable reported in due from related parties on NEP's condensed consolidated balance sheets.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze (see Note 1), a subsidiary of NEP acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At March 31, 2023 and December 31, 2022, the note payable was approximately $62 million and $48 million, respectively and is included in long-term debt on NEP's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

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

Transportation and Fuel Management Agreements – A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $2 million for both the three months ended March 31, 2023 and 2022.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
10. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At March 31, 2023 and December 31, 2022, NEP had approximately $51 million and $49 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at March 31, 2023 and December 31, 2022 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	March 31, 2023	December 31, 2022
	(millions)
Property, plant and equipment, gross	$17,392	$17,039
Accumulated depreciation	(2,216)	(2,090)
Property, plant and equipment – net	$15,176	$14,949

Noncontrolling Interests – At March 31, 2023, noncontrolling interests on NEP's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables II, NEP Pipelines, STX Midstream, Genesis Holdings, NEP Renewables III and NEP Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 53.1% noncontrolling interest in NEP OpCo, NEER's approximately 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings and NEER's 51% noncontrolling interest in Emerald Breeze (see Note 1), non-affiliated parties' 10% interest in one of the Texas pipelines and 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income (loss) attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2023	(millions)
Balances, December 31, 2022	$5,031	$4,359	$891	$1,065	$11,346
Acquisition of subsidiaries with differential membership interests	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	88	(193)	(49)	15	(139)
Distributions, primarily to related parties	—	—	(88)	(10)	(98)
Changes in non-economic ownership interests, net of distributions	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	50	—	—	50
Payments to Class B noncontrolling interest investors	(70)	—	—	—	(70)
Sale of differential membership interest	—	92	—	—	92
Exercise of Class B noncontrolling interest buyout right	(196)	—	—	—	(196)
Other	—	(1)	1	1	1
Balances, March 31, 2023	$4,853	$4,307	$827	$1,082	$11,069
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2022	(millions)
Balances, December 31, 2021	$3,783	$3,150	$(38)	$966	$7,861
Net income (loss) attributable to noncontrolling interests	69	(148)	232	31	184
Distributions, primarily to related parties	—	—	(77)	(1)	(78)
Differential membership investment contributions, net of distributions	—	36	—	—	36
Payments to Class B noncontrolling interest investors	(16)	—	—	—	(16)
Reclassification of redeemable noncontrolling interests	—	206	—	—	206
Other	(1)	—	(5)	7	1
Balances, March 31, 2022	$3,835	$3,244	$112	$1,003	$8,194
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interest in Silver State.

Redeemable Noncontrolling Interests – In connection with the December 2021 acquisition from NEER, NEP recorded redeemable noncontrolling interests of approximately $321 million relating to certain contingencies whereby NEP may have been obligated to either redeem interests of third-party investors in certain projects which were under construction or return proceeds to third-party investors in certain projects. During the three months ending March 31, 2022, the construction of projects was completed which resolved one of the contingencies and the redeemable noncontrolling interests amount related to the completion of the projects of approximately $206 million was reclassified to noncontrolling interests.

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

Disposal of Wind Project – In January 2023, a subsidiary of NEP completed the sale of a 62 MW wind project located in Barnes County, North Dakota for approximately $50 million, subject to working capital and other adjustments. Approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests in NEP Renewables II (see Note 8 – Class B Noncontrolling Interests). At December 31, 2022, the carrying amounts of the major classes of assets related to the wind project of approximately $51 million, which primarily represent property, plant and equipment – net, were classified as held for sale and included in current other assets on NEP's condensed consolidated balance sheet and liabilities associated with assets held for sale of approximately $1 million were included in current other liabilities on NEP's condensed consolidated balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At March 31, 2023, NEP owned an approximately 46.9% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 53.1% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind, solar and battery storage projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2022 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

In 2022, indirect subsidiaries of NEP completed the acquisition of ownership interests in wind and solar-plus-storage generation facilities and the acquisition of a battery storage facility with a combined net generating capacity totaling approximately 992 MW and net storage capacity totaling 186 MW. In March 2023, in connection with the December 2022 acquisition, a wind generation facility with a net generating capacity of approximately 54 MW was transferred to a subsidiary of NEP (see Note 1). In January 2023, NEP completed the sale of a 62 MW wind project located in North Dakota. See Note 10 – Disposal of Wind Project. In April 2023, an indirect subsidiary of NEP entered into an agreement with indirect subsidiaries of NEER to acquire ownership interests in a portfolio of wind and solar projects with a combined net generating capacity totaling approximately 688 MW. See Part II – Item 5(b) for further discussion.

Results of Operations

	Three Months Ended March 31,
	2023	2022
	(millions)
OPERATING REVENUES
Renewable energy sales	$245	$224
Texas pipelines service revenues	56	57
Total operating revenues	301	281
OPERATING EXPENSES
Operations and maintenance	154	129
Depreciation and amortization	132	103
Taxes other than income taxes and other	12	15
Total operating expenses – net	298	247
OPERATING INCOME	3	34
OTHER INCOME (DEDUCTIONS)
Interest expense	(210)	284
Equity in earnings of equity method investees	28	45
Equity in earnings (losses) of non-economic ownership interests	(8)	19
Other – net	2	1
Total other income (deductions) – net	(188)	349
INCOME (LOSS) BEFORE INCOME TAXES	(185)	383
INCOME TAX EXPENSE (BENEFIT)	(34)	50
NET INCOME (LOSS)	(151)	333
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	137	(189)
NET INCOME (LOSS) ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$(14)	$144

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Operating Revenues

Operating revenues increased $20 million for the three months ended March 31, 2023. Renewable energy sales increased $21 million during the three months ended March 31, 2023 primarily reflecting higher revenues of approximately $37 million associated with the renewable energy projects acquired in 2022, partly offset by lower revenues due to unfavorable resource of $11 million and lower market prices of $5 million. Texas pipelines service revenues decreased $1 million during the three months ended March 31, 2023.

Operating Expenses

Operations and Maintenance
O&M expenses increased $25 million during the three months ended March 31, 2023 primarily reflecting higher net operating expenses at the existing NEP projects of $12 million, higher O&M expenses of approximately $10 million associated with the renewable energy projects acquired in 2022 and higher corporate operating expenses of $3 million primarily reflecting higher IDR fees related to growth in NEP's distributions to its common unitholders.

Depreciation and Amortization
Depreciation and amortization expense increased $29 million during the three months ended March 31, 2023 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired in 2022.

Other Income (Deductions)

Interest Expense
The change in interest expense of approximately $494 million during the three months ended March 31, 2023 primarily reflects $491 million of less favorable mark-to-market activity ($163 million of losses recorded in 2023 compared to $328 million of gains in 2022).

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased approximately $17 million during the three months ended March 31, 2023 primarily reflecting lower earnings at various existing equity method investees primarily reflecting unfavorable mark-to-market activity on interest rate swaps in 2023.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests decreased approximately $27 million during the three months ended March 31, 2023 primarily reflecting unfavorable mark-to-market activity on interest rate swaps in 2023.

Income Taxes

For the three months ended March 31, 2023, NEP recorded income tax benefit of approximately $34 million on loss before income taxes of $185 million, resulting in an effective tax rate of 18%. The tax benefit is comprised primarily of income tax benefit of approximately $39 million at the statutory rate of 21%, $7 million of PTC and $5 million of state taxes, partly offset by $17 million of income tax expense attributable to noncontrolling interests.

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

Net Income (Loss) Attributable to Noncontrolling Interests

For the three months ended March 31, 2023, the change in net income (loss) attributable to noncontrolling interests primarily reflects a net loss allocation to NEE Equity's noncontrolling interest in 2023 compared to a net income allocation in 2022 and the net loss to differential membership investors resulting from the renewable energy projects acquired in 2022. See Note 10 – Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 7 and Note 3), distributions to common unitholders and distributions to the holders of noncontrolling interests. NEP expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions, including in connection with the exercise of buyout rights (see Note 8 – Class B Noncontrolling Interests and Note 10 – Noncontrolling Interests), and other investments (see Note 1). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units, including through its ATM program, or capital raised pursuant to other financing structures, cash on hand and cash generated from operations. NEP may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 8 – Class B Noncontrolling Interests). In addition, NEP may issue common units to satisfy NEP's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion.

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

Liquidity Position

At March 31, 2023, NEP's liquidity position was approximately $2,769 million. The table below provides the components of NEP’s liquidity position:

	March 31, 2023	Maturity Date
	(millions)
Cash and cash equivalents	$238
Amounts due under the CSCS agreement	21
Revolving credit facilities(a)	2,500	2028
Less borrowings(b)	(50)
Less issued letters of credit	(118)
NEP Renewables IV final funding(c)	178
Total	$2,769
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2025. Excludes a credit facility due to restrictions on the use of the borrowings.
(b)    Approximately $1 million of such borrowings have a maturity date in 2025.
(c)    The final funding is expected to occur by the end of the third quarter of 2023.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to the $2,500 million NEP OpCo credit facility. In February 2023, the maturity date was extended from February 2027 to February 2028 for essentially all of the NEP OpCo credit facility. During the three months ended March 31, 2023, approximately $50 million was drawn under the NEP OpCo credit facility. In April 2023, approximately $117 million was drawn under the STX Holdings revolving credit facility. See Note 7.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At March 31, 2023, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

During the three months ended March 31, 2023, NEP issued approximately 2.3 million common units under the ATM program. In March 2023, NEP renewed its ATM program pursuant to which common units having an aggregate sales price of $500 million may be offered and sold depending on market conditions and other considerations, to permit additional financing flexibility. In April 2023, NEP issued approximately 2.4 million common units under the renewed ATM program for net proceeds of approximately $134 million.

During the three months ended March 31, 2023, NEP exercised a buyout right and purchased 25% of the Class B membership interests in STX Midstream. In April 2023, NEP exercised its option to purchase an additional 25% of the originally issued Class B membership interests in STX Midstream which brings the total buyout to 50%. See Note 8 – Class B Noncontrolling Interests.

In April 2023, NEP issued 0.9 million NEP common units upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis. Also in April 2023, NEE Equity delivered notice to NEP OpCo of its election to exchange an additional 0.9 million NEP OpCo common units for NEP common units on a one-for-one basis. The exchange of common units, and related issuance of NEP common units, is expected to occur in the second quarter of 2023.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2023 and 2022, NEP had capital expenditures of approximately $401 million and $467 million, respectively. The 2023 capital expenditures primarily relate to the renewable energy and battery storage facility which were acquired under construction from NEER in December 2022. Such expenditures are reimbursed by NEER as contemplated in the acquisition (see Note 1). The 2022 capital expenditures primarily reflect the newly constructed renewable energy and battery storage facilities which were acquired from NEER in December 2021. Estimates of planned capital expenditures are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the three months ended March 31, 2023, NEP distributed approximately $70 million to its common unitholders. On April 24, 2023, the board of directors of NEP authorized a distribution of $0.8425 per common unit payable on May 15, 2023 to its common unitholders of record on May 5, 2023.

Cash Flows

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2023	2022	Change
	(millions)
Net cash provided by operating activities	$82	$120	$(38)
Net cash provided by (used in) investing activities	$199	$(70)	$269
Net cash used in financing activities	$(276)	$(33)	$(243)

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the timing of transactions impacting working capital as well as lower operating income due to higher O&M from both new and existing projects and lower resource.

Net Cash Provided by (Used in) Investing Activities

	Three Months Ended March 31,
	2023	2022
	(millions)
Acquisition of membership interests in subsidiaries – net	$(84)	$—
Capital expenditures and other investments	(401)	(467)
Proceeds from sale of a business	51	—
Payments from (to) related parties under CSCS agreement – net	277	(78)
Reimbursements from related parties for capital expenditures	356	475
Net cash provided by (used in) investing activities	$199	$(70)

The change in net cash provided by (used in) investing activities was primarily driven by higher payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement, partly offset by lower reimbursement from NEER subsidiaries for capital expenditures.

Net Cash Used in Financing Activities

	Three Months Ended March 31,
	2023	2022
	(millions)
Proceeds from issuance of common units – net	$154	$2
Issuances (retirements) of long-term debt – net	54	83
Partner distributions	(169)	(137)
Change in amounts due to related parties	—	(1)
Proceeds (payments) related to differential membership interests – net	(49)	37
Payments related to Class B noncontrolling interests – net	(70)	(16)
Payments related to buyout of Class B noncontrolling interests	(196)	—
Other	—	(1)
Net cash used in financing activities	$(276)	$(33)

The change in net cash used in financing activities primarily reflects the buyout of Class B noncontrolling interests (see Note 10 – Noncontrolling Interests and Note 8 – Class B Noncontrolling Interests) and buyout of differential membership interests, partly offset by higher proceeds related to issuance of common units – net.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2023, approximately 98% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At March 31, 2023, the estimated fair value of NEP's long-term debt was approximately $5.1 billion and the carrying value of the long-term debt was $5.3 billion. See Note 4 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $43 million at March 31, 2023.

At March 31, 2023, NEP had interest rate contracts with a net notional amount of approximately $7.8 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative assets at March 31, 2023 would increase by approximately $172 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2023.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2022 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2022 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders should be carefully considered. The risks described in the 2022 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEP of its common units during the three months ended March 31, 2023 is as follows:

Period	Total Number of Units Purchased(a)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of a Publicly Announced Program	Maximum Number of Units that May Yet be Purchased Under the Program
1/1/23 – 1/31/23	—	—	—	—
2/1/23 – 2/28/23	13,800	$69.03	—	—
3/1/23 – 3/31/23	—	—	—	—
Total	13,800	$69.03	—
____________________
(a)    In February 2023, shares of common units were withheld from recipients to pay certain withholding taxes upon the vesting of stock awards granted to such recipients under the NextEra Energy Partners, LP 2014 Long Term Incentive Plan.

(b)On April 10, 2023, NEE Equity, a wholly owned subsidiary of NEE, delivered a written notice to NEP OpCo in accordance with the exchange agreement, dated as of July 1, 2014 (as amended, the exchange agreement), by and among NEE Equity, NEP OpCo, NEP GP and NEP. Pursuant to such written notice, NEE Equity has elected to exchange 860,000 NEP OpCo common units held by NEE Equity for the same number of NEP common units. In accordance with the exchange agreement, 860,000 NEP common units will be delivered to NEE Equity on or about June 12, 2023. Upon exchange of NEP OpCo common units for NEP common units, a corresponding number of NEP special voting units will be cancelled in accordance with NEP’s partnership agreement. The NEP common units will be issued to NEE Equity in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof.

Item 5. Other Information

(a)NEP held its 2023 Annual Meeting of Unitholders (2023 Annual Meeting) on April 24, 2023. At the 2023 Annual Meeting, NEP's unitholders elected all of NEP’s nominees for director, approved two proposals and approved "1 Year" as the frequency with which NEP should hold a non-binding unitholder advisory vote to approve its compensation of its named executive officers. The proposals are described in detail in NEP's definitive proxy statement on Schedule 14A for the 2023 Annual Meeting (Proxy Statement), filed with the SEC on March 3, 2023. The voting results below reflect any applicable voting limitations and cutbacks as described in the Proxy Statement.

The final voting results with respect to each proposal voted upon at the 2023 Annual Meeting are set forth below.

Proposal 1

NEP's unitholders elected each of the four nominees to the board of directors of NEP until the next annual meeting of unitholders by a majority of the votes cast, as set forth below:

	FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Susan D. Austin	62,964,132	97.6%	1,527,823	357,715	17,033,663
Robert J. Byrne	61,918,041	96.3%	2,410,748	520,881	17,033,663
John W. Ketchum	49,616,740	77.1%	14,771,420	521,510	17,033,663
Peter H. Kind	61,910,543	96.2%	2,417,382	521,745	17,033,663
Without giving effect to the voting limitation and cutbacks that apply to the election of directors as described in the Proxy Statement, the percent of the votes cast FOR Ms. Austin would have been 99.1%, FOR Messrs. Byrne and Kind would have been 98.5% and FOR Mr. Ketchum would have been 91.1%.

Proposal 2

NEP's unitholders ratified the appointment of Deloitte & Touche LLP as NEP's independent registered public accounting firm for 2023, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
173,374,290	99.9%	249,790	120,539	—
Proposal 3

NEP's unitholders approved, by non-binding advisory vote, NEP's compensation of its named executive officers as disclosed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
139,567,008	90.3%	14,993,748	2,150,200	17,033,663

Proposal 4
By non-binding advisory vote, NEP’s unitholders chose “1 Year” as the frequency with which NEP should hold a non-binding advisory unitholder vote to approve its compensation of its named executive officers, as set forth below:

1 YEAR	2 YEARS	3 YEARS	ABSTENTIONS	BROKER NON-VOTES
156,032,266	80,165	239,012	359,513	—
In light of the unitholder vote on Proposal 4 referenced above, the board of directors of NEP has determined that the Company will hold a non-binding unitholder advisory vote to approve NEP’s compensation of its named executive officers as disclosed in its annual meeting proxy statement (a “say-on-pay vote”) each year until it next holds a non-binding unitholder advisory vote on the frequency with which NEP should hold future say-on-pay votes.

(b)    On April 24, 2023, NextEra Energy Partners Acquisitions, LLC (NEP Acquisitions), an indirect subsidiary of NEP, entered into a purchase and sale agreement with NEP US SellCo, LLC, NEP US SellCo II, LLC (the seller) and ESI Energy, LLC, all of which are subsidiaries of NEER. Pursuant to the terms of the purchase and sale agreement, NEP Acquisitions agreed to acquire from the seller ownership interests in a portfolio of wind and solar generation facilities for a total purchase price consisting of cash consideration of approximately $566 million, subject to customary working capital and other adjustments. NEP will assume the portfolio’s existing debt and related interest rate swaps of approximately $142 million and the noncontrolling interests related to differential membership investors estimated to be $165 million at the time of closing. The assets included are:

•Montezuma II Wind, an approximately 78 MW wind generation facility in California;
•Chaves County Solar, an approximately 70 MW solar generation facility in New Mexico;
•Live Oak Solar, an approximately 51 MW solar generation facility in Georgia;
•River Bend Solar, an approximately 75 MW solar generation facility in Alabama;
•Casa Mesa Wind, an approximately 51 MW wind generation facility in New Mexico;
•New Mexico Wind, an approximately 204 MW wind generation facility in New Mexico;

•Langdon I, an approximately 118 MW wind generation facility in North Dakota;
•Langdon II, an approximately 41 MW wind generation facility in North Dakota.

The 2023 acquisition is expected to be funded by a combination of new project debt and a draw on the NEP OpCo revolving credit facility. The acquisition is expected to close in the second quarter of 2023, subject to the satisfaction of customary closing conditions. The purchase and sale agreement contains customary representations, warranties and covenants by the parties. The parties are obligated, subject to certain limitations, to indemnify each other for certain customary and other specified matters, including breaches of representations and warranties, nonfulfillment or breaches of covenants and for certain liabilities and third-party claims.

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

The foregoing descriptions of the purchase and sale agreement is qualified in its entirety by reference to the agreements filed as Exhibits 2.1 and 2.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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
Amendment to Amended and Restated Purchase and Sale Agreement (2023-A Projects Annex), dated as of April 24, 2023, by and among ESI Energy, LLC, NEP US SellCo, LLC, NEP US SellCo II, LLC and NextEra Energy Partners Acquisitions, LLC

10.1*
Letter Amendment Agreement and Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders party thereto, dated as of February 8, 2023 (filed as Exhibit 10.5(a) to Form 10-K for the year ended December 31, 2022, File No. 1-36518)

10.2*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2023 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2022, File No. 1-36518)

10.3	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document – XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  April 25, 2023

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)