Form 10-Q
period 2023-06-30
NEXTERA ENERGY PARTNERS, LP
filed 2023-07-26
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at June 30, 2023:  93,432,537

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2020 convertible notes	senior unsecured convertible notes issued in 2020
2021 convertible notes	senior unsecured convertible notes issued in 2021
2022 convertible notes	senior unsecured convertible notes issued in 2022
2022 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2022
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
May 8, 2023 Form 8-K	NEP's Current Report on Form 8-K dated May 8, 2023
Meade	Meade Pipeline Co LLC
MSA	amended and restated management services agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo credit facility	senior secured revolving credit facility of NEP OpCo and its direct subsidiary
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables II	NEP Renewables II, LLC
NEP Renewables III	NEP Renewables III, LLC
NEP Renewables IV	NEP Renewables IV, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
Pemex	Petróleos Mexicanos
Pine Brooke Holdings	Pine Brooke Class A Holdings, LLC
PPA	power purchase agreement
PTC	production tax credit
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
STX Holdings	South Texas Midstream Holdings, LLC
STX Midstream	South Texas Midstream, LLC
Texas pipelines	natural gas pipeline assets located in Texas
Texas pipeline entities	the subsidiaries of NEP that directly own the Texas pipelines
U.S.	United States of America
VIE	variable interest entity

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
•NEP’s plan to sell its natural gas pipeline assets for adequate proceeds may be unsuccessful, and NEP may have to rely on other sources of capital in order to purchase noncontrolling membership interests in certain subsidiaries and to finance future growth.
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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2022 Form 10-K and Item 8.01 Other Events in the May 8, 2023 Form 8-K and investors should refer to those sections of the 2022 Form 10-K and the May 8, 2023 Form 8-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES
Renewable energy sales	$293	$302	$537	$526
Texas pipelines service revenues	57	60	113	117
Total operating revenues(a)	350	362	650	643
OPERATING EXPENSES
Operations and maintenance(b)	131	136	284	265
Depreciation and amortization	135	105	267	207
Taxes other than income taxes and other	20	15	32	31
Total operating expenses – net	286	256	583	503
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	—	27	—	27
OPERATING INCOME	64	133	67	167
OTHER INCOME (DEDUCTIONS)
Interest expense	(15)	414	(224)	698
Equity in earnings of equity method investees	45	55	74	101
Equity in earnings of non-economic ownership interests	11	18	3	37
Other – net	3	1	3	—
Total other income (deductions) – net	44	488	(144)	836
INCOME (LOSS) BEFORE INCOME TAXES	108	621	(77)	1,003
INCOME TAX EXPENSE (BENEFIT)	19	83	(15)	133
NET INCOME (LOSS)(c)	89	538	(62)	870
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(40)	(319)	96	(507)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$49	$219	$34	$363

Earnings per common unit attributable to NextEra Energy Partners, LP – basic	$0.53	$2.61	$0.38	$4.33
Earnings per common unit attributable to NextEra Energy Partners, LP – assuming dilution	$0.53	$2.61	$0.38	$4.33
____________________
(a)    Includes related party revenues of $4 million and $8 million for the three months ended June 30, 2023 and 2022, respectively, and $1 million and $12 million for the six months ended June 30, 2023 and 2022, respectively.
(b)    Includes O&M expenses related to renewable energy projects of $113 million and $80 million for the three months ended June 30, 2023 and 2022, respectively, and $212 million and $156 million for the six months ended June 30, 2023 and 2022, respectively. Includes O&M expenses related to the Texas pipelines of $8 million and $11 million for the three months ended June 30, 2023 and 2022, respectively, and $15 million and $20 million for the six months ended June 30, 2023 and 2022, respectively. Total O&M expenses presented include related party amounts of $30 million and $66 million for the three months ended June 30, 2023 and 2022, respectively, and $96 million and $124 million for the six months ended June 30, 2023 and 2022, respectively.
(c)    For the three and six months ended June 30, 2023, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three and six months ended June 30, 2022, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$587	$235
Accounts receivable	152	137
Other receivables	52	41
Due from related parties	420	1,131
Inventory	71	51
Derivatives	71	65
Other	94	202
Total current assets	1,447	1,862
Other assets:
Property, plant and equipment – net	15,829	14,949
Intangible assets – PPAs – net	2,064	2,010
Intangible assets – customer relationships – net	519	526
Derivatives	153	369
Goodwill	898	891
Investments in equity method investees	1,960	1,917
Deferred income taxes	259	195
Other	437	333
Total other assets	22,119	21,190
TOTAL ASSETS	$23,566	$23,052
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$432	$868
Due to related parties	44	92
Current portion of long-term debt	573	38
Accrued interest	31	28
Accrued property taxes	33	31
Other	71	269
Total current liabilities	1,184	1,326
Other liabilities and deferred credits:
Long-term debt	5,918	5,250
Asset retirement obligations	324	299
Due to related parties	55	54
Intangible liabilities – PPAs – net	1,242	1,153
Other	210	198
Total other liabilities and deferred credits	7,749	6,954
TOTAL LIABILITIES	8,933	8,280
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	105	101
EQUITY
Common units (93.4 and 86.5 units issued and outstanding, respectively)	3,565	3,332
Accumulated other comprehensive loss	(7)	(7)
Noncontrolling interests	10,970	11,346
TOTAL EQUITY	14,528	14,671
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$23,566	$23,052

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(62)	$870
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	267	207
Intangible amortization – PPAs	40	79
Change in value of derivative contracts	225	(787)
Deferred income taxes	(16)	133
Equity in earnings of equity method investees, net of distributions received	10	(19)
Equity in earnings of non-economic ownership interests, net of distributions received	(3)	(37)
Other – net	14	(23)
Changes in operating assets and liabilities:
Current assets	(51)	(45)
Noncurrent assets	(89)	—
Current liabilities	(33)	31
Noncurrent liabilities	(6)	—
Net cash provided by operating activities	296	409
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries – net	(666)	—
Capital expenditures and other investments	(807)	(749)
Proceeds from sale of a business	55	193
Payments from (to) related parties under CSCS agreement – net	255	(499)
Reimbursements from related parties for capital expenditures	732	749
Other	1	4
Net cash used in investing activities	(430)	(302)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	315	2
Issuances of long-term debt, including premiums and discounts	1,069	92
Retirements of long-term debt	(20)	(130)
Debt issuance costs	(2)	(5)
Partner contributions	—	1
Partner distributions	(348)	(287)
Proceeds on sale of Class B noncontrolling interests – net	—	408
Payments to Class B noncontrolling interest investors	(89)	(103)
Buyout of Class B noncontrolling interest investors	(390)	—
Proceeds on sale of differential membership interests	92	—
Proceeds from differential membership investors	61	46
Payments to differential membership investors	(211)	(21)
Change in amounts due to related parties	(1)	(2)
Other	2	(2)
Net cash provided by (used in) financing activities	478	(1)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	344	106
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	284	151
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$628	$257
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Accrued property additions	$436	$331

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended June 30, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, March 31, 2023	88.9	$3,414	$(7)	$11,069	$14,476	$103
Issuance of common units – net(a)(b)	4.5	197	—	—	197	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Net income (loss)	—	49	—	38	87	2
Distributions, primarily to related parties	—	—	—	(101)	(101)	—
Other differential membership investment activity	—	—	—	(9)	(9)	—
Payments to Class B noncontrolling interest investors	—	—	—	(19)	(19)	—
Distributions to unitholders(c)	—	(78)	—	—	(78)	—
Sale of Class B noncontrolling interest – net	—	(1)	—	—	(1)	—
Exercise of Class B noncontrolling interest buyout right	—	—	—	(194)	(194)	—
Other	—	(16)	—	21	5	—
Balances, June 30, 2023	93.4	$3,565	$(7)	$10,970	$14,528	$105

_________________________
(a)    Includes NEE Equity's exchange of NEP OpCo common units for NEP common units. Includes deferred tax impact of approximately $20 million. See Note 8 – Common Unit Issuances.
(b)    See Note 8 – ATM Program for further discussion. Includes deferred tax impact of approximately $15 million.
(c)    Distributions per common unit of $0.8425 were paid during the three months ended June 30, 2023.

	Common Units
Six Months Ended June 30, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2022	86.5	$3,332	$(7)	$11,346	$14,671	$101
Issuance of common units – net(a)(b)	6.9	364	—	—	364	—
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	—	72	72	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Net income (loss)	—	34	—	(100)	(66)	4
Distributions, primarily to related parties	—	—	—	(199)	(199)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	133	133	—
Payments to Class B noncontrolling interest investors	—	—	—	(89)	(89)	—
Distributions to unitholders(c)	—	(148)	—	—	(148)	—
Sale of Class B noncontrolling interest – net	—	(1)	—	—	(1)	—
Exercise of Class B noncontrolling interest buyout right	—	—	—	(390)	(390)	—
Other	—	(16)	—	21	5	—
Balances, June 30, 2023	93.4	$3,565	$(7)	$10,970	$14,528	$105
_________________________
(a)    Includes NEE Equity's exchange of NEP OpCo common units for NEP common units. Includes deferred tax impact of approximately $20 million. See Note 8 – Common Unit Issuances.
(b)    See Note 8 – ATM Program for further discussion. Includes deferred tax impact of approximately $30 million.
(c)    Distributions per common unit of $1.6550 were paid during the six months ended June 30, 2023.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended June 30, 2022	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, March 31, 2022	83.9	$3,070	$(8)	$8,194	$11,256	$120
Issuance of common units – net	—	1	—	—	1	—
Net income	—	219	—	317	536	2
Related party note receivable	—	—	—	1	1	—
Distributions, primarily to related parties	—	—	—	(88)	(88)	—
Changes in non-economic ownership interests	—	—	—	1	1	—
Other differential membership investment activity	—	—	—	(7)	(7)	(5)
Payments to Class B noncontrolling interest investors	—	—	—	(87)	(87)	—
Distributions to unitholders(a)	—	(61)	—	—	(61)	—
Sale of Class B noncontrolling interest – net	—	—	—	408	408	—
Other	—	(1)	—	—	(1)	—
Balances, June 30, 2022	83.9	$3,228	$(8)	$8,739	$11,959	$117
_____________________________
(a)    Distributions per common unit of $0.7325 were paid during the three months ended June 30, 2022.

	Common Units
Six Months Ended June 30, 2022	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2021	83.9	$2,985	$(8)	$7,861	$10,838	$321
Issuance of common units – net	—	1	—	—	1	—
Net income	—	363	—	500	863	7
Related party note receivable	—	—	—	1	1	—
Distributions, primarily to related parties	—	—	—	(166)	(166)	—
Changes in non-economic ownership interests	—	—	—	1	1	—
Other differential membership investment activity	—	—	—	236	236	(211)
Payments to Class B noncontrolling interest investors	—	—	—	(103)	(103)	—
Distributions to unitholders(a)	—	(121)	—	—	(121)	—
Sale of Class B noncontrolling interest – net	—	—	—	408	408	—
Other	—	—	—	1	1	—
Balances, June 30, 2022	83.9	$3,228	$(8)	$8,739	$11,959	$117
_____________________________
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

In December 2022, an indirect subsidiary of NEP acquired from subsidiaries of NEER ownership interests (December 2022 acquisition) in a portfolio of wind and solar-plus-storage generation facilities with a combined generating capacity totaling approximately 1,673 MW and 65 MW of storage capacity located in various states across the U.S. In March 2023, upon regulatory approvals and the achievement of commercial operations of the facility, Eight Point Wind (Eight Point), an approximately 111 MW wind generation facility in New York, was transferred to Emerald Breeze Holdings, LLC (Emerald Breeze), which was part of the December 2022 acquisition. In March 2023, NEP sold differential membership interests in Eight Point to third-party investors for proceeds of approximately $92 million. See Note 6 and Note 8 – Class B Noncontrolling Interests. In July 2023, Yellow Pine Solar, a 125 MW solar generation and 65 MW storage facility in Nevada, which was part of the December 2022 acquisition, achieved commercial operations.

In June 2023, an indirect subsidiary of NEP acquired from indirect subsidiaries of NEER ownership interests in a portfolio of wind and solar generation facilities with a combined generating capacity totaling approximately 688 MW (2023 acquisition) for cash consideration of approximately $566 million, plus working capital of $32 million (subject to post-closing adjustments) and the assumption of the portfolio’s existing debt and related interest rate swaps of approximately $141 million at time of closing. The acquired portfolio also includes noncontrolling interests related to differential membership investors of approximately $165 million at time of closing. The acquisition included the following assets:

•Montezuma II Wind, an approximately 78 MW wind generation facility located in California;
•Chaves County Solar, an approximately 70 MW solar generation facility located in New Mexico;
•Live Oak Solar, an approximately 51 MW solar generation facility located in Georgia;
•River Bend Solar, an approximately 75 MW solar generation facility located in Alabama;
•Casa Mesa Wind, an approximately 51 MW wind generation facility located in New Mexico;
•New Mexico Wind, an approximately 204 MW wind generation facility located in New Mexico;
•Langdon I, an approximately 118 MW wind generation facility located in North Dakota; and
•Langdon II, an approximately 41 MW wind generation facility located in North Dakota.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed, including noncontrolling interests, based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition results largely from the assets being well-situated in strong markets with long-term renewables demand, providing long-term optionality for the assets. All of the goodwill is expected to be deductible for income tax purposes over a 15 year period. The valuation of the acquired net assets is subject to change as NEP obtains additional information for its estimates during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to property, plant and equipment, identifiable intangible assets and residual goodwill.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the 2023 acquisition:

(millions)
Total consideration transferred	$598
Identifiable assets acquired and liabilities assumed
Cash	$15
Accounts receivable, inventory and prepaid expenses	17
Current derivative assets	4
Property, plant and equipment – net	774
Intangible assets – PPAs – net	137
Goodwill	8
Noncurrent derivative assets	8
Noncurrent other assets	5
Accounts payable, accrued expenses and current other liabilities	(5)
Long-term debt	(153)
Asset retirement obligation	(12)
Intangible liabilities – PPAs – net	(30)
Noncurrent other liabilities	(5)
Noncontrolling interest	(165)
Total net identifiable assets, at fair value	$598

NEP incurred approximately $2 million in acquisition-related costs during the six months ended June 30, 2023 which are reflected as operations and maintenance in the condensed consolidated statements of income.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the 2023 acquisition been completed on January 1, 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$374	$387	$692	$687
Pro forma operating income	$75	$147	$86	$190
Pro forma net income (loss)	$99	$555	$(55)	$900
Pro forma net income attributable to NEP	$56	$224	$44	$372
The unaudited pro forma consolidated results of operations include adjustments to:

•reflect the historical results of the business acquired beginning on January 1, 2022 assuming consistent operating performance over all periods;
•reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment – net, intangible assets – PPAs – net and intangible liabilities – PPAs – net;
•reflect assumed interest expense related to funding the acquisition; and
•reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the consolidated operations.

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements. NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible asset – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. Included in NEP’s operating revenues for the three months ended June 30, 2023 is $289 million and $57 million, for the six months ended June 30, 2023 is $534 million and $113 million, for the three months ended June 30, 2022 is $294 million and $59 million, and for the six months ended June 30, 2022 is $515 million and $117 million, of revenue from contracts with customers for renewable energy sales and natural gas transportation services, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
The contracts with customers related to pipeline service revenues contain a fixed price related to firm natural gas transportation capacity with maturity dates ranging from 2023 to 2035. At June 30, 2023, NEP expects to record approximately $1.5 billion of revenues over the remaining terms of the related contracts as the capacity is provided. Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2052, will vary based on the volume of energy delivered. At June 30, 2023, NEP expects to record approximately $174 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEP's condensed consolidated statements of income (loss). At June 30, 2023 and December 31, 2022, the net notional amounts of the interest rate contracts were approximately $2.3 billion and $7.8 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in NEP's condensed consolidated statements of income (loss). At June 30, 2023 and December 31, 2022, NEP had derivative commodity contracts for power with net notional volumes of approximately 6.5 million and 5.7 million MW hours, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2023 and December 31, 2022, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	June 30, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$235	$—	$(12)	$223
Commodity contracts	$—	$—	$3	$(2)	1
Total derivative assets					$224
Liabilities:
Interest rate contracts	$—	$23	$—	$(12)	$11
Commodity contracts	$—	$—	$13	$(2)	11
Total derivative liabilities					$22

Net fair value by balance sheet line item:
Current derivative assets					$71
Noncurrent derivative assets					153
Total derivative assets					$224

Current other liabilities					$10
Noncurrent other liabilities					12
Total derivative liabilities					$22

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$459	$—	$(26)	$433
Commodity contracts	$—	$—	$3	$(2)	1
Total derivative assets					$434
Liabilities:
Interest rate contracts	$—	$37	$—	$(26)	$11
Commodity contracts	$—	$—	$5	$(2)	3
Total derivative liabilities					$14

Net fair value by balance sheet line item:
Current derivative assets					$65
Noncurrent derivative assets					369
Total derivative assets					$434

Current other liabilities					$12
Noncurrent other liabilities					2
Total derivative liabilities					$14
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's derivatives are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
Interest rate contracts – interest expense	$52	$456	$(98)	$776
Commodity contracts – operating revenues	$(7)	$—	$(9)	$(1)

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2023 and December 31, 2022, the aggregate fair value of NEP's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $23 million and $37 million, respectively.

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
Recurring Non-Derivative Fair Value Measurements – NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$7	$—	$7	$5	$—	$5
Total assets	$7	$—	$7	$5	$—	$5

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,491	$6,271	$5,288	$5,105
____________________
(a)    At June 30, 2023 and December 31, 2022, approximately $6,253 million and $5,086 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At June 30, 2023 and December 31, 2022, approximately $1,456 million and $1,510 million, respectively, of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes and is estimated using Level 2.

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

The effective tax rates for the three and six months ended June 30, 2023 were approximately 18% and 19%, respectively, and for the three and six months ended June 30, 2022 were approximately 13% and 13%, respectively. The effective tax rates are below the U.S. statutory rate of 21% primarily due to tax expense (benefit) attributable to noncontrolling interests of approximately $(2) million and $15 million for the three and six months ended June 30, 2023, respectively, and $(65) million and $(104) million for the three and six months ended June 30, 2022, respectively.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2023, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at June 30, 2023, NEP OpCo consolidated 20 VIEs related to certain subsidiaries which have sold differential membership interests in entities which own and operate 40 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligation, of the VIEs, totaled approximately $11,761 million and $863 million, respectively, at June 30, 2023. There were 21 VIEs at December 31, 2022, and the assets and liabilities of those VIEs at such date totaled approximately $12,127 million and $1,336 million, respectively.

At June 30, 2023, NEP OpCo also consolidated six VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries (see Note 10 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 5,622 MW and battery storage capacity of 120 MW, as well as ownership interests in seven natural gas pipeline assets. These entities are considered VIEs because the holders of the noncontrolling Class B interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs, noncurrent other liabilities and asset retirement obligation, of the VIEs totaled approximately $16,071 million and $3,056 million, respectively, at June 30, 2023 and $16,448 million and $3,456 million, respectively, at December 31, 2022. Certain of these VIEs include six other VIEs related to NEP's ownership interests in Rosmar Holdings, LLC, Silver State, Meade, Pine Brooke Holdings, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze (see Note 1). In addition, certain of these VIEs contain entities which have sold differential membership interests and approximately $7,913 million and $8,088 million of assets and $751 million and $1,198 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, NEP OpCo consolidated Sunlight Renewables Holdings which is a VIE (see Note 1). The assets, primarily property, plant and equipment – net, and the liabilities, primarily accounts payable and accrued expenses, asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $436 million and $10 million, respectively, at June 30, 2023 and $443 million and $10 million, respectively, at December 31, 2022. This VIE contains entities which have sold differential membership interests and approximately $348 million and $344 million of assets and $10 million and $10 million of liabilities are also included in the disclosure of VIEs related to differential membership interests at June 30, 2023 and December 31, 2022, respectively.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2023 and December 31, 2022, NEP's equity method investment related to the non-economic ownership interests of approximately $110 million and $98 million, respectively, is reflected as noncurrent other assets on NEP's condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income (loss) attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2023 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2023 – June 2023	NEP OpCo credit facility	Variable(a)	$610	(b)	2028
March 2023	Other long-term debt	Fixed(c)	$14		(c)
April 2023	STX Holdings revolving credit facility	Variable(a)	$117	(d)	2024
June 2023	Senior secured limited-recourse debt	Variable(a)	$330	(e)	2028
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)At June 30, 2023, approximately $610 million of borrowings were outstanding and $53 million of letters of credit were issued under the NEP OpCo credit facility. Approximately $12 million of the outstanding borrowings have a maturity date in 2025. In July 2023, $320 million was repaid on the NEP OpCo credit facility.
(c)See Note 9 – Related Party Long-term Debt.
(d)Borrowings used to fund a portion of the cash used for NEP's repurchase of the Class B noncontrolling interests in STX Midstream (see Note 8 – Class B Noncontrolling Interests). At June 30, 2023, approximately $117 million of borrowings were outstanding under the STX Holdings revolving credit facility.
(e)Borrowings used to provide funds to repay a portion of the amount outstanding under the revolving credit facility in July 2023.

In February 2023, the loan parties extended the maturity date from February 2027 to February 2028 for essentially all of the NEP OpCo credit facility.

In May 2023, as a result of NEP's distribution to common unitholders on May 15, 2023, the conversion ratio of NEP's 2021 convertible notes was adjusted. At June 30, 2023, the conversion rate, which is subject to certain adjustments, was 11.1942 NEP common units per $1,000 of the 2021 convertible notes, which is equivalent to a conversion price of approximately $89.3319 per NEP common unit. At June 30, 2023, the 2021 capped call options have a strike price of $89.3319 and a cap price of $111.6645, subject to certain adjustments.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2023, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

8. Equity

Distributions – On July 24, 2023, the board of directors of NEP authorized a distribution of $0.8540 per common unit payable on August 14, 2023 to its common unitholders of record on August 4, 2023. NEP anticipates that an adjustment will be made to the conversion ratio for the 2020 convertible notes under the related indenture on the ex-distribution date for such distribution, which will be computed using the last reported sale price of NEP’s units on the day before the ex-distribution date, subject to certain carryforward provisions in the indenture.

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes. The dilutive effect of the 2022 convertible notes, 2021 convertible notes and the 2020 convertible notes is computed using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of NEP's basic and diluted earnings per unit for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions, except per unit amounts)
Numerator – Net income attributable to NEP	$49	$219	$34	$363

Denominator:
Weighted-average number of common units outstanding – basic	92.3	83.9	89.8	83.9
Dilutive effect of convertible notes	—	—	—	—
Weighted-average number of common units outstanding and assumed conversions	92.3	83.9	89.8	83.9
Earnings per unit attributable to NEP:
Basic	$0.53	$2.61	$0.38	$4.33
Assuming dilution	$0.53	$2.61	$0.38	$4.33

For the three and six months ended June 30, 2022, approximately 0.8 million common units issuable to NEE Equity upon exercise of the exchange right pursuant to an exchange agreement notice were not included in the calculation of diluted earnings per unit due to their antidilutive effect.

ATM Program – During the three and six months ended June 30, 2023, NEP issued approximately 2.8 million and 5.1 million common units, respectively, under its at-the-market equity issuance program (ATM program) for net proceeds of approximately $162 million and $314 million. NEP most recently renewed its ATM program in March 2023. During the three and six months ended June 30, 2022, NEP did not issue any common units under the ATM program. Fees related to the ATM program were approximately $1 million and $3 million, respectively, for the three and six months ended June 30, 2023.

Common Unit Issuances – During the three and six months ended June 30, 2023, NEP issued approximately 1.7 million NEP common units upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis.

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

Accumulated Other Comprehensive Income (Loss) – During the three and six months ended June 30, 2023, NEP recognized less than $1 million of other comprehensive income related to equity method investees. During the three and six months ended June 30, 2022, NEP recognized less than $1 million of other comprehensive income related to equity method investees. At June 30, 2023 and 2022, NEP's accumulated other comprehensive loss totaled approximately $16 million and $18 million, respectively, of which $9 million and $10 million, respectively, was attributable to noncontrolling interest and $7 million and $8 million, respectively, was attributable to NEP.

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

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also made certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by NEP OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. NEP’s O&M expenses for the three and six months ended June 30, 2023 include approximately $3 million and $45 million, respectively, and for the three and six months ended June 30, 2022 include approximately $41 million and $79 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2023 include approximately $2 million and $4 million, respectively, and for the three and six months ended June 30, 2022 include approximately $2 million and $4 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings. At June 30, 2023 and December 31, 2022, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $43 million and $298 million, respectively, and are included in due from related parties on NEP's condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. In addition, NEECH and NEER provided guarantees associated with obligations, primarily incurred and future construction payables, associated with the December 2022 acquisition from NEER discussed in Note 1. At June 30, 2023, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $3.8 billion related to these obligations.

Due from Related Parties – Current amounts due from related parties on NEP's condensed consolidated balance sheets primarily represent construction completion costs NEER owes NEP associated with the December 2022 acquisition and transfer of Eight Point (see Note 1). Substantially all of these construction costs are subject to structured payables arrangements which

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
were primarily entered into while the projects were owned by NEER. Under NEE's structured payables program, negotiable drafts were issued, backed by NEECH guarantees, to settle invoices with suppliers with payment terms that extended the original invoice due date (typically 30 days) to less than one year. NEE, NEP and their subsidiaries are not party to any contractual agreements between the suppliers and the applicable financial institutions. As of June 30, 2023 and December 31, 2022, the due from related parties balance associated with NEE's structured payables program were approximately $371 million and $770 million, respectively, with corresponding amounts in accounts payable and accrued expenses on NEP's condensed consolidated balance sheets.

Related Party Tax Receivable – In 2018, NEP and NEE entered into a tax sharing agreement and, as a result, NEP recorded a related party tax receivable of approximately $18 million which was reflected in noncontrolling interests on NEP's condensed consolidated balance sheets. In June 2023, NEE contributed 100,169 NEP OpCo units to NEP as payment to settle this related party tax receivable. Approximately $13 million, primarily related to the difference between the value of the related party tax receivable and the value of the NEP OpCo units received, was recorded as an adjustment to common unit equity and noncontrolling interests.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze (see Note 1), a subsidiary of NEP acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At June 30, 2023 and December 31, 2022, the note payable was approximately $62 million and $48 million, respectively and is included in long-term debt on NEP's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

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

Transportation and Fuel Management Agreements – A subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. NEP recognized revenues related to the transportation and fuel management agreements of approximately $1 million and $3 million for the three and six months ended June 30, 2023, respectively, and $1 million and $4 million, during the three and six months ended June 30, 2022, respectively.

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At June 30, 2023 and December 31, 2022, NEP had approximately $41 million and $49 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at June 30, 2023 and December 31, 2022 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	June 30, 2023	December 31, 2022
	(millions)
Property, plant and equipment, gross	$18,171	$17,039
Accumulated depreciation	(2,342)	(2,090)
Property, plant and equipment – net	$15,829	$14,949

Noncontrolling Interests – At June 30, 2023, noncontrolling interests on NEP's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables II, NEP Pipelines, STX Midstream, Genesis Holdings, NEP Renewables III and NEP Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.4% noncontrolling interest in NEP OpCo, NEER's approximately 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings and NEER's 51% noncontrolling interest in Emerald Breeze (see Note 1), non-affiliated parties' 10% interest in one of the Texas pipelines and 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income (loss) attributable to NEP based on the respective ownership percentage of NEP OpCo. Details of the activity in noncontrolling interests are below:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended June 30, 2023	(millions)
Balances, March 31, 2023	$4,853	$4,307	$827	$1,082	$11,069
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Net income (loss) attributable to noncontrolling interests	83	(162)	87	30	38
Distributions, primarily to related parties	—	—	(94)	(7)	(101)
Differential membership investment contributions, net of distributions	—	(9)	—	—	(9)
Payments to Class B noncontrolling interest investors	(19)	—	—	—	(19)
Exercise of Class B noncontrolling interest buyout right	(194)	—	—	—	(194)
Other	(1)	(1)	20	3	21
Balances, June 30, 2023	$4,722	$4,300	$840	$1,108	$10,970

Six months ended June 30, 2023
Balances, December 31, 2022	$5,031	$4,359	$891	$1,065	$11,346
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Acquisition of subsidiaries with noncontrolling ownership interest	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	171	(356)	40	45	(100)
Distributions, primarily to related parties	—	—	(182)	(17)	(199)
Changes in non-economic ownership interests	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	41	—	—	41
Payments to Class B noncontrolling interest investors	(89)	—	—	—	(89)
Sale of differential membership interest	—	92	—	—	92
Exercise of Class B noncontrolling interest buyout right	(390)	—	—	—	(390)
Other	(1)	(1)	19	4	21
Balances, June 30, 2023	$4,722	$4,300	$840	$1,108	$10,970
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended June 30, 2022	(millions)
Balances, March 31, 2022	$3,835	$3,244	$112	$1,003	$8,194
Sale of Class B noncontrolling interest – net(b)	408	—	—	—	408
Net income (loss) attributable to noncontrolling interests	69	(167)	370	45	317
Distributions, primarily to related parties	—	—	(82)	(6)	(88)
Differential membership investment contributions, net of distributions	—	(12)	—	—	(12)
Payments to Class B noncontrolling interest investors	(87)	—	—	—	(87)
Reclassification of redeemable noncontrolling interests	—	5	—	—	5
Other	—	(1)	3	—	2
Balances, June 30, 2022	$4,225	$3,069	$403	$1,042	$8,739

Six months ended June 30, 2022
Balances, December 31, 2021	$3,783	$3,150	$(38)	$966	$7,861
Sale of Class B noncontrolling interest – net(b)	408	—	—	—	408
Net income (loss) attributable to noncontrolling interests	138	(316)	602	76	500
Distributions, primarily to related parties	—	—	(160)	(6)	(166)
Differential membership investment contributions, net of distributions	—	25	—	—	25
Payments to Class B noncontrolling interest investors	(103)	—	—	—	(103)
Reclassification of redeemable noncontrolling interests	—	211	—	—	211
Other	(1)	(1)	(1)	6	3
Balances, June 30, 2022	$4,225	$3,069	$403	$1,042	$8,739
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

Disposal of Pipeline – In April 2022, subsidiaries of NEP sold all of their ownership interests in an approximately 156-mile, 16-inch pipeline that transports natural gas in Texas to a third party for total consideration of approximately $203 million. Approximately $70 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests in STX Midstream.

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

11. Commitments and Contingencies

Development, Engineering and Construction Commitments – At June 30, 2023, an indirect subsidiary of NEP had an approximately $90 million funding commitment related to a natural gas pipeline project which is part of the natural gas pipeline assets NEP is expecting to sell in late 2023. The project is expected to achieve commercial operations in the fourth quarter of 2023.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership formed to acquire, manage and own contracted clean energy projects with stable long-term cash flows. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At June 30, 2023, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. Through NEP OpCo, NEP has ownership interests in a portfolio of contracted renewable generation assets consisting of wind, solar and battery storage projects and a portfolio of contracted natural gas pipeline assets. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

In 2022, indirect subsidiaries of NEP completed the acquisition of ownership interests in wind and solar-plus-storage generation facilities and the acquisition of a battery storage facility with a combined net generating capacity totaling approximately 992 MW and net storage capacity totaling 186 MW and sold their ownership interests in a pipeline in Texas. In March 2023, in connection with the December 2022 acquisition, a wind generation facility with a net generating capacity of approximately 54 MW was transferred to a subsidiary of NEP (see Note 1). In January 2023, NEP completed the sale of a 62 MW wind project located in North Dakota. See Note 10 – Disposal of Wind Project. In May 2023, NEP announced a plan to sell its natural gas pipeline assets with expected sales of the Texas pipeline assets in late 2023 and its ownership interest in Meade in 2025. In June 2023, an indirect subsidiary of NEP completed the acquisition of ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 688 MW from NEER. See Note 1. In July 2023, Yellow Pine Solar, a 125 MW solar generation and 65 MW storage facility in Nevada, which was part of the December 2022 acquisition, achieved commercial operations.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
OPERATING REVENUES
Renewable energy sales	$293	$302	$537	$526
Texas pipelines service revenues	57	60	113	117
Total operating revenues	350	362	650	643
OPERATING EXPENSES
Operations and maintenance	131	136	284	265
Depreciation and amortization	135	105	267	207
Taxes other than income taxes and other	20	15	32	31
Total operating expenses – net	286	256	583	503
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	—	27	—	27
OPERATING INCOME	64	133	67	167
OTHER INCOME (DEDUCTIONS)
Interest expense	(15)	414	(224)	698
Equity in earnings of equity method investees	45	55	74	101
Equity in earnings of non-economic ownership interests	11	18	3	37
Other – net	3	1	3	—
Total other income (deductions) – net	44	488	(144)	836
INCOME (LOSS) BEFORE INCOME TAXES	108	621	(77)	1,003
INCOME TAX EXPENSE (BENEFIT)	19	83	(15)	133
NET INCOME (LOSS)	89	538	(62)	870
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(40)	(319)	96	(507)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$49	$219	$34	$363

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Operating Revenues

Operating revenues decreased $12 million for the three months ended June 30, 2023. Renewable energy sales decreased $9 million during the three months ended June 30, 2023 primarily reflecting unfavorable resource of approximately $52 million, partly offset by higher revenues of $37 million associated with the renewable energy projects acquired in 2022 and higher market prices of $5 million. Texas pipelines service revenues decreased $3 million during the three months ended June 30, 2023.

Operating Expenses

Operations and Maintenance
O&M expenses decreased $5 million during the three months ended June 30, 2023 primarily reflecting lower corporate operating expenses of approximately $34 million primarily reflecting lower IDR fees, partly offset by higher net operating expenses at the existing NEP projects of $20 million and higher O&M expenses of $11 million associated with the renewable energy projects acquired in 2022. In May 2023, the MSA was amended to suspend the IDR fee to be paid by NEP in respect to each calendar quarter beginning with the IDR fee related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026.

Depreciation and Amortization
Depreciation and amortization expense increased $30 million during the three months ended June 30, 2023 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired in 2022.

Gains on Disposal of Businesses/Assets – Net

The $27 million net gains on disposal of businesses/assets recognized during the three months ended June 30, 2022 primarily reflects the gain recorded for the sale of NEP's interests in a pipeline in Texas. See Note 10 – Disposal of Pipeline.

Other Income (Deductions)

Interest Expense
The change in interest expense of $429 million during the three months ended June 30, 2023 primarily reflects approximately $423 million of less favorable mark-to-market activity ($38 million of gains recorded in 2023 compared to $461 million of gains in 2022).

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $10 million during the three months ended June 30, 2023 primarily reflecting lower earnings at various existing equity method investees primarily reflecting unfavorable mark-to-market activity on interest rate swaps in 2023.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests decreased $7 million during the three months ended June 30, 2023 primarily reflecting unfavorable mark-to-market activity on interest rate swaps in 2023.

Income Taxes

For the three months ended June 30, 2023, NEP recorded income tax expense of $19 million on income before income taxes of $108 million, resulting in an effective tax rate of 18%. The tax expense is comprised primarily of income tax expense of approximately $23 million at the statutory rate of 21% and $4 million of state taxes, partly offset by income tax benefits of $7 million of PTCs and $2 million of income attributable to noncontrolling interests.

For the three months ended June 30, 2022, NEP recorded income tax expense of $83 million on income before income taxes of $621 million, resulting in an effective tax rate of 13%. The tax expense is comprised primarily of income tax expense of approximately $130 million at the statutory rate of 21% and $15 million of state taxes, partly offset by $65 million of income tax benefit attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended June 30, 2023, the change in net loss (income) attributable to noncontrolling interests primarily reflects a lower net income allocation to NEE Equity's noncontrolling interest in 2023 compared to 2022. See Note 10 – Noncontrolling Interests.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Operating Revenues

Operating revenues increased $7 million for the six months ended June 30, 2023. Renewable energy sales increased $11 million during the six months ended June 30, 2023 primarily reflecting higher revenues of approximately $74 million associated with the renewable energy projects acquired in 2022 and favorable market prices of $6 million, partly offset by lower revenues of $69 million primarily due to unfavorable resource. Texas pipelines service revenues decreased $4 million during the six months ended June 30, 2023.

Operating Expenses

Operations and Maintenance
O&M expenses increased $19 million during the six months ended June 30, 2023 primarily reflecting higher net operating expenses at the existing NEP projects of approximately $31 million and higher O&M expenses of $22 million associated with the renewable energy projects acquired in 2022, partly offset by lower corporate operating expenses of $29 million primarily reflecting lower IDR fees and lower energy costs at the Texas pipelines. In May 2023, the MSA was amended to suspend the IDR fee to be paid by NEP in respect to each calendar quarter beginning with the IDR fee related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026.

Depreciation and Amortization
Depreciation and amortization expense increased $60 million during the six months ended June 30, 2023 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired in 2022.

Gains on Disposal of Businesses/Assets – Net

The $27 million net gains on disposal of businesses/assets recognized during the six months ended June 30, 2022 primarily reflects the gain recorded for the sale of NEP's interests in a pipeline in Texas. See Note 10 – Disposal of Pipeline.

Other Income (Deductions)

Interest Expense
The change in interest expense of $922 million during the six months ended June 30, 2023 primarily reflects approximately $913 million of less favorable mark-to-market activity ($123 million of losses recorded in 2023 compared to $790 million of gains in 2022) and $9 million due to higher average variable debt outstanding and higher interest rates.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $27 million during the six months ended June 30, 2023 primarily reflecting lower earnings at various existing equity method investees primarily reflecting less favorable mark-to-market activity on interest rate swaps in 2023.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests decreased $34 million during the six months ended June 30, 2023 primarily reflecting less favorable mark-to-market activity on interest rate swaps in 2023.

Income Taxes

For the six months ended June 30, 2023, NEP recorded income tax benefit of $15 million on loss before income taxes of $77 million, resulting in an effective tax rate of 19%. The tax benefit is comprised primarily of income tax benefit of approximately $16 million at the statutory rate of 21%, $14 million of PTCs and $1 million of state taxes, partly offset by $15 million of income tax expense attributable to noncontrolling interests.

For the six months ended June 30, 2022, NEP recorded income tax expense of $133 million on income before income taxes of $1,003 million, resulting in an effective tax rate of 13%. The tax expense is comprised primarily of income tax expense of approximately $211 million at the statutory rate of 21% and $24 million of state taxes, partly offset by $104 million of income tax benefit attributable to noncontrolling interests.

Net Loss (Income) Attributable to Noncontrolling Interests

For the six months ended June 30, 2023, the change in net loss (income) attributable to noncontrolling interests primarily reflects a net loss allocation to NEE Equity's noncontrolling interest in 2023 compared to a net income allocation in 2022 and the net loss to differential membership investors resulting from the renewable energy projects acquired in 2022. See Note 10 – Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 7 and Note 3), distributions to common unitholders and distributions to the holders of noncontrolling interests. NEP expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions, including in connection with the exercise of buyout rights (see Note 8 – Class B Noncontrolling Interests and Note 10 – Noncontrolling Interests), and other investments (see Note 1). These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units, including through its ATM program, or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and expected divestitures. NEP may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 8 – Class B Noncontrolling Interests). In addition, NEP may issue common units to satisfy NEP's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion.

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

Liquidity Position

At June 30, 2023, NEP's liquidity position was approximately $2,645 million. The table below provides the components of NEP’s liquidity position:

	June 30, 2023	Maturity Date
	(millions)
Cash and cash equivalents	$587
Amounts due under the CSCS agreement	43
Revolving credit facilities(a)	2,500	2028
Less borrowings(b)	(610)
Less issued letters of credit	(53)
NEP Renewables IV final funding(c)	178
Total	$2,645
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2025. Excludes a credit facility due to restrictions on the use of the borrowings.
(b)    Approximately $12 million of such borrowings have a maturity date in 2025. In July 2023, $320 million was repaid on the NEP OpCo credit facility.
(c)    The final funding is expected to occur by the end of the third quarter of 2023.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures, distributions to its unitholders and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to the $2,500 million NEP OpCo credit facility. In February 2023, the maturity date was extended from February 2027 to February 2028 for essentially all of the NEP OpCo credit facility. During the six months ended June 30, 2023, approximately $610 million was drawn under the NEP OpCo credit facility. During the six months ended June 30, 2023, approximately $117 million was drawn under the STX Holdings revolving credit facility and $330 million of senior secured limited-recourse debt was borrowed. See Note 7.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At June 30, 2023, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

During the six months ended June 30, 2023, NEP issued approximately 5.1 million common units under the ATM program, which was renewed in March 2023. At June 30, 2023, NEP may issue up to approximately $337 million in additional common units under the ATM program.

During the six months ended June 30, 2023, NEP exercised its buyout right and purchased 50% of the originally issued Class B membership interests in STX Midstream. See Note 8 – Class B Noncontrolling Interests.

During the six months ended June 30, 2023, NEP issued approximately 1.7 million NEP common units upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2023 and 2022, NEP had capital expenditures of approximately $807 million and $749 million, respectively. The 2023 capital expenditures primarily relate to the renewable energy facilities and battery storage facility which were acquired under construction from NEER in December 2022. Such expenditures are reimbursed by NEER as contemplated in the acquisition (see Note 1). The 2022 capital expenditures primarily reflect the newly constructed renewable energy and battery storage facilities which were acquired from NEER in December 2021. Estimates of planned capital expenditures are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the six months ended June 30, 2023, NEP distributed approximately $78 million to its common unitholders. On July 24, 2023, the board of directors of NEP authorized a distribution of $0.8540 per common unit payable on August 14, 2023 to its common unitholders of record on August 4, 2023.

Cash Flows

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
	2023	2022	Change
	(millions)
Net cash provided by operating activities	$296	$409	$(113)
Net cash used in investing activities	$(430)	$(302)	$(128)
Net cash provided by (used in) financing activities	$478	$(1)	$479

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the timing of transactions impacting working capital as well as lower operating income due to higher O&M expenses from both new and existing projects.

Net Cash Used in Investing Activities

	Six Months Ended June 30,
	2023	2022
	(millions)
Acquisition of membership interests in subsidiaries – net	$(666)	$—
Capital expenditures and other investments	(807)	(749)
Proceeds from sale of a business	55	193
Payments from (to) related parties under CSCS agreement – net	255	(499)
Reimbursements from related parties for capital expenditures	732	749
Other	1	4
Net cash used in investing activities	$(430)	$(302)

The change in net cash used in investing activities was primarily driven by higher payments to acquire membership interests in subsidiaries, lower proceeds from sale of a business and lower reimbursement from NEER subsidiaries for capital expenditures, partly offset by higher payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement.

Net Cash Provided by (Used in) Financing Activities

	Six Months Ended June 30,
	2023	2022
	(millions)
Proceeds from issuance of common units – net	$315	$2
Issuances (retirements) of long-term debt – net	1,049	(38)
Partner contributions	—	1
Partner distributions	(348)	(287)
Change in amounts due to related parties	(1)	(2)
Proceeds (payments) related to differential membership interests – net	(58)	25
Proceeds (payments) related to Class B noncontrolling interests – net	(89)	305
Buyout of Class B noncontrolling interests	(390)	—
Other	—	(7)
Net cash provided by (used in) financing activities	$478	$(1)

The change in net cash provided by (used in) financing activities primarily reflects higher issuances of long-term debt and higher proceeds related to issuance of common units – net, partly offset by the buyout of Class B noncontrolling interests (see Note 10 – Noncontrolling Interests and Note 8 – Class B Noncontrolling Interests) and higher payments related to Class B noncontrolling interests and differential membership interests.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2023, approximately 88% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At June 30, 2023, the estimated fair value of NEP's long-term debt was approximately $6.3 billion and the carrying value of the long-term debt was $6.5 billion. See Note 4 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $42 million at June 30, 2023.

At June 30, 2023, NEP had interest rate contracts with a net notional amount of approximately $2.3 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative assets at June 30, 2023 would decrease by approximately $42 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2023.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2022 Form 10-K and the May 8, 2023 Form 8-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2022 Form 10-K and Item 8.01 Other Events in the May 8, 2023 Form 8‑K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders should be carefully considered. The risks described in the 2022 Form 10-K and the May 8, 2023 Form 8-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to make cash distributions to its unitholders.

Item 5. Other Information

(c)    During the three months ended June 30, 2023, no director or officer of NEP adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (2023-A Projects Annex), dated as of April 24, 2023, by and among ESI Energy, LLC, NEP US SellCo, LLC, NEP US SellCo II, LLC and NextEra Energy Partners Acquisitions, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)

10.1*
Fourth Amended and Restated Management Services Agreement, dated as of May 8, 2023, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP, and NextEra Energy Management Partners, LP (filed as Exhibit 10.1 to Form 8-K dated May 8, 2023, File No. 1-36518)

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

Date:  July 26, 2023

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)