Form 10-K
period 2023-12-31
NEXTERA ENERGY PARTNERS, LP
filed 2024-02-21
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No ☑

Aggregate market value of the voting and non-voting common equity of NextEra Energy Partners, LP held by non-affiliates at June 30, 2023 (based on the closing market price on the Composite Tape on June 30, 2023) was $5,330,331,140.

Number of NextEra Energy Partners, LP common units outstanding at January 31, 2024: 93,431,516

DOCUMENTS INCORPORATED BY REFERENCE
__________________________________

Portions of NextEra Energy Partners, LP's Proxy Statement for the 2024 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
Code	U.S. Internal Revenue Code of 1986, as amended
CSCS agreement	amended and restated cash sweep and credit support agreement
FERC	U.S. Federal Energy Regulatory Commission
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
ITC	investment tax credit
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Fourth Amended and Restated Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP OpCo ROFR assets	all assets owned or hereafter acquired by NEP OpCo or its subsidiaries
NERC	North American Electric Reliability Corporation
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
PPA	power purchase agreement
PTC	production tax credit
renewable energy tax credits	production tax credits and investment tax credits collectively
ROFR	right of first refusal
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
the board	the board of directors of NEP
U.S.	United States of America

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 1 for a description of the noncontrolling interest in NEP OpCo. References to NEP's projects generally include NEP's consolidated subsidiaries and the projects in which NEP has equity method investments. References to NEP's pipeline investment refers to its equity method investment in contracted natural gas assets.

NEE, NEECH and NEER each has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Resources, NextEra and similar references. For convenience and simplicity, in this report the terms NEE, NEECH and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

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

PART I

Item 1.  Business

NEP is a growth-oriented limited partnership with a strategy that emphasizes acquiring, managing and owning contracted clean energy assets with stable long-term cash flows with a focus on renewable energy projects. At December 31, 2023, NEP owned a controlling, non-economic general partner interest and a 48.6% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project, as well as contracted natural gas pipeline assets (pipeline investment).

NEP expects to take advantage of trends in the North American energy industry, including the addition of clean energy projects as aging or uneconomic generation facilities are phased out, increased demand from utilities for renewable energy to meet state RPS requirements and improving competitiveness of energy generated from wind and solar projects relative to energy generated using other fuels. NEP plans to focus on high-quality, long-lived projects operating under long-term contracts that are expected to produce stable long-term cash flows and organic growth through wind turbine repowering opportunities across its portfolio. NEP believes its cash flow profile, geographic, technological and resource diversity, operational excellence and cost-efficient business model provide NEP with a significant competitive advantage and enable NEP to execute its business strategy.

The following diagram depicts NEP's simplified ownership structure at December 31, 2023:

(a) At December 31, 2023, NEE owns 2,377,882 NEP common units.
(b) At December 31, 2023, NEE Equity owns approximately 51.4% of NEP OpCo's common units representing limited partnership interests and
100% of NEP OpCo's Class B partnership interests. NEE Equity may tender its NEP OpCo common units and in exchange receive NEP common units on a one-for-one basis, or the value of such common units in cash, subject to the terms of an exchange agreement.
(c) At December 31, 2023, certain project entities and the pipeline investment are subject to noncontrolling interests. See Note 2 – Noncontrolling Interests.

Renewable energy projects – At December 31, 2023, NEP owned interests in a portfolio of clean, contracted renewable energy projects located in 31 states as summarized below:

NEP Acquisition/Investment Date	Technology	Net MW(a)		Contract Expiration
2014	Solar Wind	250 492		2030 – 2039
2015	Solar Wind	20 851	(b)	2026 – 2041
2016	Solar Wind	132 584		2033 – 2040
2017	Solar Wind	143 798		2030 – 2046
2018	Solar Wind	20 1,368		2031 – 2042
2019	Solar Wind	191 420		2030 – 2042
2020	Battery Storage Solar Wind	30 219 280		2034 – 2045
2021	Battery Storage Solar Wind	58 558 1,784		2025 – 2051
2022	Battery Storage Solar Wind	186 61 931		2032 – 2043
2023	Solar Wind	196 546		2036 – 2046
		10,118	(c)(d)
____________________
(a)    MWs reflect NEP's net ownership in the renewable energy project capacity based on respective ownership interests. NEP has indirect equity method investments in projects with a net generating capacity of approximately 862 MW with ownership interests ranging from 33.3% to 50%. Additionally, NEP has indirect controlling ownership interests ranging from 49% to 67% in projects with a net generation capacity of approximately 2,087 MW and battery storage capacity of 244 MW. See Note 2 – Investments in Unconsolidated Entities and – Noncontrolling Interests.
(b)    Reflects the sale of a 62 MW wind project in January 2023. See Note 2 – Disposal of Wind Project.
(c)    Third-party investors own noncontrolling Class B membership interests in the NEP subsidiaries that own interests in projects with net generating capacity of approximately 5,622 MW and battery storage capacity of 120 MW. Third-party investors own differential membership interests in projects with net generating capacity of approximately 6,494 MW and battery storage capacity of 274 MW. See Note 2 – Noncontrolling Interests, Note 11 and Note 14 – Class B Noncontrolling Interests. Projects with net generating capacity of approximately 1,539 MW are encumbered by liens against their assets securing various financings.
(d)    At December 31, 2023, NEP owns an approximately 50% non-economic ownership interest in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. All equity in earnings of these non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 2 – Investments in Unconsolidated Entities.

During 2023, NEP generated approximately 25.8 million MWh and 3.8 million MWh from wind and solar generating facilities, respectively. During 2022, NEP generated approximately 23.8 million MWh and 3.4 million MWh from wind and solar generating facilities, respectively.

Pipeline investment – At December 31, 2023, through its ownership interest in Meade Pipeline Co, LLC, NEP has an indirect equity method investment in the Central Penn Line (CPL), natural gas pipeline assets in Pennsylvania with 191 miles of pipeline with 30 inch and 42 inch diameter pipes which is fully contracted with contract expirations between 2033 and 2041. NEP's net ownership interest represents an approximately 39% aggregate ownership interest in the CPL and net capacity of 0.73 billion cubic feet per day. In December 2023, NEP sold its interests in a portfolio of seven natural gas pipelines assets in Texas (Texas pipelines). See Note 4.

The following map shows NEP's ownership interests in clean energy projects in operation, excluding its non-economic ownership interests, and NEP's pipeline investment.

Legend

- Wind
- Universal Solar
- Storage
- Pipeline Asset
- State with project(s) in operation

Map does not identify individual small-scale solar projects

Locations with more than one facility are illustrated with a single symbol.

Each of the renewable energy projects sells substantially all of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipeline assets in which NEP is invested primarily operate under long-term firm transportation contracts under which counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipeline. In 2023, NEP derived approximately 14% of its consolidated revenues from its contracts with Pacific Gas and Electric Company. In 2023, NEP also derived approximately 11% of its consolidated revenues from its contracts with Mex Gas Supply S.L., which was related to the Texas pipelines (see Note 4). See Item 1A for a discussion of risks related to NEP's counterparties.

NEP, NEP OpCo and NEP OpCo GP are parties to the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to NEP under the direction of the board, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers, in addition to those services that are provided under O&M agreements and ASAs between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee. See Note 15 – Management Services Agreement.

NEP and NEP OpCo are parties to a ROFR agreement with NEER granting NEER and its subsidiaries (other than NEP OpCo and its subsidiaries) a right of first refusal on any proposed sale of any NEP OpCo ROFR assets. Pursuant to the terms of the ROFR agreement, prior to engaging in any negotiation regarding any sale of a NEP OpCo ROFR asset, NEP OpCo must first negotiate for 30 days with NEER to attempt to reach an agreement on a sale of such asset to NEER or any of its subsidiaries. If an agreement is not reached within the initial 30-day period, NEP OpCo will be able to negotiate with any third party for the sale of such asset for a 30-day period. Prior to accepting any third-party offer, NEP OpCo will be required to restart negotiations with NEER for the next 30 days and will not be permitted to sell the applicable asset to the third party making the offer if NEER agrees to terms substantially consistent with those proposed by such third party. If, by the end of the 30-day period, NEER and NEP OpCo have not reached an agreement, NEP OpCo will have the right to sell such asset to such third party within 30 days.

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

Continuous improvements in renewable energy technology have resulted in wind and solar energy generation becoming the lowest cost energy generation technologies in many regions in the U.S. The improvements in these technologies, including taller wind towers, longer wind turbine blades, improved solar cell production and more efficient energy conversion equipment, allow the renewable energy projects to more efficiently capture resource and produce more energy which is expected to lead to continued growth in the renewable energy industry. Additionally, combining wind and solar energy generation facilities with battery storage projects allows for the utilization of energy stored when the renewable resource is not as strong and alleviates congestion.

Policy Incentives

Policy incentives in the U.S. have the effect of making the development of renewable energy projects more competitive by providing credits for a portion of the development costs or by providing favorable contract prices. A loss of or reduction in such incentives could decrease the attractiveness of renewable energy projects to developers, including NEE, which could reduce NEP's future acquisition opportunities. Such a loss or reduction of incentives could also reduce NEP's willingness to pursue or develop certain renewable energy projects, including wind turbine repowerings, due to higher operating costs or decreased revenues.

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System (MACRS), wind and solar generation facilities are depreciated for tax purposes over a five-year period even though the useful life of such facilities is generally much longer than five years.

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times for wind (the previous PTC for solar expired in 2006). The Inflation Reduction Act of 2022 (IRA) expanded the PTC to include solar generation facilities and extended the 100% PTC and the 30% ITC to wind and solar generation facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels (phaseout). Accordingly, owners of wind and solar generation facilities placed in service in 2022 or later are eligible to claim a PTC (or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. Alternatively, an ITC equal to 30% of the cost of the facility may be claimed in lieu of the PTC. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

In addition, the IRA expanded the 30% ITC to include storage projects placed in service after 2022 (previously, such projects qualified only if they were connected to and charged by a renewable generation facility that claimed the ITC), subject to the phaseout and certain other requirements. In addition, storage projects claiming an ITC are eligible for a 10 percentage point increase in the ITC rate if the facilities satisfy certain tax credit enhancement requirements.

For taxable years beginning after 2022, renewable energy tax credits generated during the year can be transferred to an unrelated purchaser for cash, providing an additional path, along with sales of differential membership interests, for developers to monetize the value of the renewable energy tax credits.

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

BUSINESS STRATEGY

NEP's primary business objective is to deliver cash distributions to common unitholders which it plans to grow over time through accretively acquiring ownership interests in contracted clean energy projects, with a focus on renewable energy projects, from NEER or third parties and wind turbine repowering at existing projects. To achieve this objective, NEP intends to execute the following business strategy:

•Focus on contracted clean energy projects. NEP intends to focus on long-term contracted clean energy projects with newer and more reliable technology, lower operating costs and relatively stable cash flows, subject to seasonal variances, consistent with the characteristics of its portfolio.
•Focus on North America. NEP intends to focus its investments in North America, where it believes industry trends present significant opportunities to acquire contracted clean energy projects in diverse regions and favorable locations and repower existing wind projects. By focusing on North America, NEP believes it will be able to take advantage of NEE’s long-standing industry relationships, knowledge and experience.
•Maintain a sound capital structure and financial flexibility. NEP and its subsidiaries have utilized various financing structures including limited-recourse project-level financings, the sale of differential membership interests and equity interests in certain subsidiaries, preferred units, convertible senior unsecured notes and senior unsecured notes, as well as revolving credit facilities and term loans. NEP intends to continually seek the most competitive cost of capital to finance growth associated with future acquisitions and wind turbine repowerings, with a focus on maintaining a positive spread between its cost to finance an investment or acquisition and the value of the incremental cash flows. Additionally, including for its refinancing, NEP seeks to limit recourse, optimize leverage, manage liquidity, hedge exposure and extend maturities to, among other things, maximize cash distributions to common unitholders.
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
•Grow NEP's business and deliver cash distributions through selective acquisitions of ownership interests in operating projects or projects under construction and wind turbine repowering at existing projects. NEP intends to focus on acquiring ownership interests in clean energy projects in operation or under construction, maintaining a disciplined investment approach, taking advantage of opportunities to acquire ownership interests in additional projects from NEER and third parties in the future, and identifying wind turbine repowering opportunities at existing projects.

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

NEP's pipeline investment faces competition with respect to retaining and obtaining firm transportation contracts and competes with other pipeline companies based on location, capacity, price and reliability.

NEP believes that it is well-positioned to execute its strategy and deliver cash distributions to its common unitholders over the long term based on the following competitive strengths:

NEE management and operational expertise. NEP believes it benefits from NEE’s experience, operational excellence and cost-efficient operations. Through the MSA and other agreements with NEE and its subsidiaries, NEP's projects will receive the same benefits and expertise that NEE currently provides across its entire portfolio.

Repowering opportunities. NEP is focused on executing wind turbine repowering opportunities across its portfolio and expects that these investments will allow NEP to refresh and enhance the performance of the wind turbine equipment and start a new 10 years of PTCs, collectively resulting in attractive returns.

Contracted projects with stable cash flows. The contracted nature of NEP's portfolio of projects supports expected stable long-term cash flows. The renewable energy projects in NEP's portfolio are contracted under long-term contracts that generally provide for fixed price payments over the contract term. The renewable energy projects have a total weighted average remaining contract term of approximately 13 years at December 31, 2023 based on expected contributions to cash available for distribution.

Geographic and resource diversification. NEP's portfolio is geographically diverse across the U.S. In addition, NEP's portfolio consists of wind and solar generation facilities, solar-plus-storage projects, a stand-alone battery storage project and an investment in pipeline assets. A diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, NEP believes the geographic diversity of its portfolio helps minimize the impact of adverse regulatory conditions in particular jurisdictions.

REGULATION

NEP's projects and the pipeline assets underlying its pipeline investment are subject to regulation by a number of U.S. federal, state and other organizations, including, but not limited to, the following:

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
•various agencies in Pennsylvania, which oversee safety, environmental and certain aspects of rates and transportation related to the pipeline project in which NEP is invested; and
•the Pipeline and Hazardous Materials Safety Administration, which, among other things, oversees the safety of natural gas pipelines.

In addition, NEP is subject to environmental laws and regulations described in the Environmental Matters section below.

ENVIRONMENTAL MATTERS

NEP is subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations relating to, among others, air quality, water quality and usage, waste management, wildlife protection and historical resources, for the ongoing operations, siting and construction of its facilities. The environmental laws in the U.S., including, among others, the Endangered Species Act (ESA), the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act (BGEPA), provide for the protection of numerous species, including endangered species and/or their habitats, migratory birds, bats and eagles. In 2023, the U.S. Fish and Wildlife Service listed the northern long-eared bat as endangered, with two more bat species expected to be listed in 2024 and 2025. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of, and additional costs associated with, existing facilities and changes or delays in the location, design, construction and operation of any new facilities and failure to comply could result in fines, penalties, criminal sanctions or injunctions.

HUMAN CAPITAL

NEP does not have any employees and relies solely on employees of affiliates of the manager under the MSA, including employees of NEE and NEER, to serve as officers of NEP. See further discussion of the MSA and other payments to NEE in Note 15.

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

Item 1A.  Risk Factors

Limited partnerships and limited partnership interests are inherently different than corporations and shares of capital stock of a corporation, although many of the business risks to which NEP is subject are similar to those that would be faced by a corporation engaged in similar businesses and NEP has elected to be treated as a corporation for U.S. federal income tax purposes. If any of the following risks were to occur, and whether or not expressly stated with respect to any particular risk factor, NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders could be materially and adversely affected. In that case, NEP may not be able to pay distributions to its unitholders, the trading price of its common units could decline and investors could lose all or part of their investment in NEP.

Performance Risks

NEP's ability to make cash distributions to its unitholders is affected by the performance of its renewable energy projects which could be impacted by wind and solar conditions and in certain circumstances by market prices.

The output from NEP's wind projects can vary greatly as local wind speeds and other conditions vary. Similarly, the amount of energy that a solar project is able to produce depends on several factors, including the amount of solar energy that reaches its solar panels. Wind turbine or solar panel placement, interference from nearby wind projects or other structures and the effects of vegetation, snow, ice, land use and terrain also affect the amount of energy that NEP's wind and solar projects generate. In certain circumstances, NEP is exposed to the inherent market price risk created by the differences in pricing between commodity selling and purchasing locations known as basis risk. The failure of some or all of NEP's projects to perform according to NEP's expectations as well as basis risk could have a material adverse effect on its business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

Operation and maintenance of renewable energy projects and pipelines involve significant risks that could result in unplanned power outages, reduced output or capacity, property damage, personal injury or loss of life.

There are risks associated with the operation of NEP's renewable energy projects and pipelines, including:

•breakdown or failure, including, but not limited to, leaks, fires, explosions, mechanical problems or other major events, of, or damage to, turbines, blades, blade attachments, solar panels, mirrors, pipelines, batteries and other equipment, which could reduce a project’s energy output or a pipeline's ability to transport natural gas at expected levels or result in significant property damage, environmental pollution, personal injury or loss of life;
•catastrophic events, such as fires, earthquakes, hurricanes, severe weather, tornadoes, ice and hail storms, other meteorological conditions, landslides and other similar events beyond NEP's control, which could severely damage or destroy all or a part of a project, pipeline or interconnection and transmission facilities, reduce its energy output or capacity, or result in property damage, personal injury or loss of life;
•technical performance below expected levels, including, but not limited to, the failure of wind turbines, solar panels, mirrors, batteries and other equipment to produce energy as expected due to incorrect measures of expected performance provided by equipment suppliers;
•interference from nearby wind projects or other structures;
•increases in the cost of operating the projects;
•operator, contractor or supplier error or failure to perform or to fulfill any warranty obligations;
•serial design, manufacturing or other defects, which may not be covered by warranty;
•extended events, including, but not limited to, force majeure under certain PPAs that may give rise to a termination right of the customer under such a PPA (renewable energy counterparty);
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
•risks associated with potential harm to wildlife;
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

These and other factors could require the shut down of NEP's renewable energy projects or pipeline investment. For renewable energy projects or pipelines located near populated areas, including, but not limited to, residential areas, commercial business centers, industrial sites and other public gathering areas, or areas more prone to wildfires, the level of damage resulting from certain of these risks could be greater.

These factors could also reduce the useful lives of and degrade equipment, interconnection facilities and transmission facilities, and materially increase maintenance and other costs. Unanticipated costs associated with maintaining or repairing NEP's projects and pipeline investment may reduce profitability. In addition, replacement and spare parts for solar panels, wind turbines, batteries and other key equipment may be difficult or costly to acquire or may be unavailable.

Such events or actions could significantly decrease or eliminate the revenues of a project or pipeline, significantly increase its operating costs, cause a default under NEP's financing agreements or give rise to damages or penalties payable to a PPA or transportation agreement counterparty, another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions and related impacts, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity, natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events, wildfires, severe convective storms and earthquakes, can be destructive and cause power outages, personal injury and property damage, reduce revenue, affect the availability of fuel and water and require NEP to incur additional costs to, for example, restore service and repair damaged facilities, obtain replacement power, access available financing sources, obtain insurance, pay for any associated injuries and damages and fund any associated legal matters and compliance penalties. Furthermore, NEP's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and abnormal levels of precipitation. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEP from operating its business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

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

NEP depends on certain of the renewable energy projects and the investment in pipeline assets in its portfolio for a substantial portion of its anticipated cash flows.

NEP depends on certain of the renewable energy projects and the investment in pipeline assets in its portfolio for a substantial portion of its anticipated cash flows. Consequently, the impairment or loss of any one or more of those projects or the pipeline investment could materially and, depending on the relative size of the affected projects or pipeline investment, disproportionately reduce NEP’s cash flows and, as a result, have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

The repowering of renewable energy projects requires up-front capital expenditures and could expose NEP to project development risks.

NEP from time to time pursues the repowering of renewable energy projects. Repowering of renewable energy projects involves regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, NEP may agree to pay liquidated damages to counterparties if a project does not achieve commercial operations before a specified date that the parties may agree upon in advance. Any cost overruns NEP experiences or liquidated damages NEP pays could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders. In addition, NEP may choose to finance all or a portion of the development costs of any repowering project through the sale of additional common units or securities convertible into, or settleable with, common units, which could result in dilution to NEP’s unitholders, or through other financings which could result in additional expense. Any such financings could involve the issuance of securities or indebtedness that could be senior to the common units upon liquidation. The construction related to repowering projects may occur over an extended period of time and NEP may not receive increases in revenues until the projects are placed in service, or at all. Accordingly, NEP's repowering efforts may not result in additional long-term contracted revenue streams that increase, and could decrease, the amount of cash available to execute NEP's business plan and make cash distributions to its unitholders.

Geopolitical factors, terrorist acts, cyberattacks or other similar events could impact NEP's projects, pipeline investment or surrounding areas and adversely affect its business.

Terrorists have attacked energy assets such as substations and related infrastructure in the past and may attack them in the future. Any attacks on NEP’s projects, pipeline investment or the facilities of third parties on which its projects or pipeline investment rely could severely damage such projects or the pipeline investment, disrupt business operations, result in loss of service to customers and require significant time and expense to repair. Projects and pipeline investment in NEP's portfolio, as well as projects it may acquire and the transmission and other facilities of third parties on which NEP's projects rely, may also be targets of terrorist acts and affected by responses to terrorist acts, each of which could fully or partially disrupt the ability of NEP's projects or pipeline investment to operate.

Cyberattacks, including, but not limited to, those targeting information systems or electronic control systems used to operate NEP's energy projects (including, but not limited to, generation transmission tie lines) and the transmission and other facilities of third parties on which NEP's projects rely, could severely disrupt business operations and result in loss of service to customers and significant expense to repair security breaches or system damage. In addition, the advancement of artificial intelligence has given rise to added vulnerabilities and potential entry points for cyberattacks. As cyber incidents continue to evolve, NEP may be required to expend additional resources to continue to modify or enhance NEP's protective measures or to investigate and remediate any vulnerability to cyber incidents.

To the extent geopolitical factors, terrorist acts, cyberattacks or other similar events equate to a force majeure event under NEP's PPAs, the renewable energy counterparty may terminate such PPAs if such a force majeure event continues for a specified period. As a result, a terrorist act, cyberattack or other similar event, and governmental actions in response, could significantly decrease revenues or result in significant reconstruction or remediation costs, significant fines and penalties and reputational damage, any of which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

The ability of NEP to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEP's insurance coverage does not provide protection against all significant losses.

NEP shares insurance coverage with NEE and its affiliates, for which NEP reimburses NEE. NEE currently maintains liability insurance coverage for itself and its affiliates, including NEP, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage to third parties. NEE also maintains coverage for itself and its affiliates, including NEP, for physical damage to assets and resulting business interruption, including, but not limited to, damage caused by terrorist acts. However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. To the extent NEE or any of its affiliates experience covered losses under the insurance policies, the limit of NEP's coverage for potential losses may be decreased. NEE may also reduce or eliminate such coverage at any time. NEP may not be able to maintain or obtain insurance of the type and amount NEP desires at reasonable rates and NEP may elect to self-insure some of its wind and solar projects. The ability of NEE to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. If NEP cannot or does not obtain insurance coverage, NEP may be required to pay costs associated with adverse future events. A loss for which NEP is not fully insured could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP relies on interconnection and transmission and other pipeline facilities of third parties to deliver energy from its renewable energy projects and to transport natural gas to and from its pipeline investment. If these facilities become unavailable, NEP's projects and pipeline investment may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.

NEP depends on interconnection and transmission facilities owned and operated by third parties to deliver energy from its wind and solar projects. In addition, some of the renewable energy projects in NEP's portfolio share essential facilities, including interconnection and transmission facilities, with projects that are owned by other affiliates of NEE. If the interconnection or transmission arrangement for a project is terminated, NEP may not be able to replace it on similar terms to the existing arrangement, or at all, or NEP may experience significant delays or costs in connection with such replacement. NEP also depends upon third-party pipelines and other facilities that transport natural gas to and from its pipeline investment. Because NEP does not own these third-party pipelines or facilities, their continuing operations are not within its control. The unavailability of interconnection, transmission, pipeline or shared facilities could adversely affect the operation of NEP's projects and pipeline investment and the revenues received, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations, compliance with which may require significant capital expenditures, increase NEP’s cost of operations and affect or limit its business plans.

NEP's projects and pipeline investment are subject to numerous environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to the protection of avian, bats and other wildlife; the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals; air emissions, water quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater; federal, state or local land use, zoning, building and transportation laws and requirements; the presence or discovery of archaeological, religious or cultural resources at or near NEP's projects or pipeline investment; and the protection of workers’ health and safety, among other things. If NEP's projects or pipeline investment do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, NEP may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects or pipeline investment and may also be subject to criminal sanctions or injunctions, such as restrictions on how it operates its facilities. NEP's projects and pipeline investment also carry inherent environmental, health and safety risks, including, without limitation, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. Proceedings related to any such litigation or actions could result in significant expenditures as well as the restriction or elimination of the ability to operate any affected project. For example, if NEP fails to obtain eagle "take" permits under the BGEPA or incidental take permits under the ESA for certain of its wind facilities and eagles or listed species, like cave bats, perish in collisions with facility turbines, NEP or its subsidiaries could face criminal prosecution under these laws.

Environmental, health and safety laws and regulations have generally become more stringent over time, and NEP expects this trend to continue. Significant capital and operating costs may be incurred at any time to keep NEP's projects or pipeline investment in compliance with environmental, health and safety laws and regulations, including in response to any addition of species, such as additional bat species, to the endangered species list. If it is not economical to make those expenditures, or if NEP's projects or pipeline investment violate any of these laws and regulations, it may be necessary to retire the affected project or pipeline or restrict or modify its operations, which could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's renewable energy projects and pipeline investment may be adversely affected by new or revised laws or regulations, interpretations of these laws and regulations or a failure to comply with current applicable energy and pipeline regulations.

NEP's renewable energy projects, pipeline investment and PPA counterparties are subject to regulation by U.S. federal, state and local authorities. The wholesale sale of electric energy in the continental U.S., other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a project to charge the negotiated rates contained in its PPA is subject to that project’s maintenance of its general authorization from the FERC to sell electricity at market-based rates. The FERC may impose penalties or revoke a project's market-based rate authorization if it determines that the project entity can exercise market power in transmission or generation, creates barriers to entry, has engaged in abusive affiliate transactions or fails to meet compliance requirements associated with such rates. The negotiated rates entered into under PPAs could be changed by the FERC if it determines such change is in the public interest or just and reasonable, depending on the standard in the respective PPA. If the FERC decreases the prices paid to NEP for energy delivered under any of its PPAs, NEP’s revenues could be below its projections and its business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders could be materially adversely affected.

NEP’s investment in pipeline assets, through the CPL is subject to FERC regulation under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978 (NGPA) as the CPL is a segment of a larger, interstate pipeline. The NGPA requires that rates charged for transportation services must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Further, state regulation of transportation facilities generally includes various safety, environmental and, in some cases, non-discriminatory take requirements and complaint-based rate regulation. If the CPL was found to have provided services or otherwise operated in violation of the NGA or NGPA, that could result in the imposition of civil penalties, as well as a requirement to disgorge amounts collected for such services in excess of the rate established by the FERC.

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

Further, NEP's activities conducted under federal rights-of-way grants are subject to “immediate temporary suspension” of unspecified duration, at any time, at the discretion of the BLM. A suspension of NEP activities within a federal right-of-way may be issued by the BLM to protect public health or safety or the environment. An order to suspend NEP activities may be issued by the BLM prior to an administrative proceeding. Such an order may be issued verbally or in writing, and may require immediate compliance by NEP. Any violation of such an order could result in the loss or curtailment of NEP's rights to use any federal land on which its projects are or will be located.

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

NEP is subject to risks associated with litigation or administrative proceedings.

NEP is subject to risks and costs, including, but not limited to, potential negative publicity and reputational damage, associated with litigation and administrative proceedings, including without limitation, those that may contest the operation, construction or repowering of its projects. The impacts of defending, or failing to prevail in, any such proceeding, regardless of the merits, may be material to NEP and harm its reputation.

NEP is subject to, and may also become subject to additional, claims based on alleged negative health effects related to acoustics, shadow flicker or other claims associated with wind turbines from individuals who live near NEP's projects. Any such legal proceedings or disputes could materially increase the costs associated with NEP's operations. In addition, NEP may become subject to legal proceedings or claims contesting the operation, construction or repowering of NEP's projects. Any such legal proceedings or disputes could materially delay NEP's ability to complete construction or repowering of a project in a timely manner, or at all, or materially increase the costs associated with commencing or continuing a project’s commercial operations. Any settlement of claims or unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, penalties, injunctions or denial or revocation of permits, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP is subject to risks associated with its ownership interests in projects that it identifies for repowering, which could result in its inability to complete construction at those projects on time or at all, and make those projects too expensive to complete or cause the return on an investment to be less than expected.

NEP from time to time pursues renewable energy projects and in the future may have interests in projects that have not yet commenced operations or are under construction. There may be delays or unexpected developments in completing any future construction projects, which could cause the construction costs of these projects to exceed NEP's expectations, result in substantial delays or prevent the project from commencing commercial operations. Various factors could contribute to construction-cost overruns, construction halts or delays or failure to commence commercial operations, including:

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
•unanticipated cost overruns in excess of budgeted contingencies; and
•failure of contracting parties, including suppliers, to perform under contracts.

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

In most instances, NEP sells the energy generated by each of its renewable energy projects to a single PPA counterparty under a long-term PPA. Further, through NEP's pipeline investment, natural gas is transported under long-term natural gas transportation agreements with a limited number of counterparties. NEP's equity method investees also have contracts with a limited number of counterparties.

NEP expects that its existing and future contracts will be the principal source of cash flows available to make distributions to its unitholders. Thus, the actions of even one customer may cause variability of NEP’s revenue, financial results and cash flows that are difficult to predict. Similarly, significant portions of NEP’s credit risk may be concentrated among a limited number of customers and the failure of even one of these key customers to fulfill its contractual obligations to NEP could significantly impact NEP's business and financial results. Any or all of NEP's customers may fail to fulfill their obligations under their contracts with NEP, whether as a result of the occurrence of any of the factors listed below or otherwise.

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
•A default or failure by NEP to satisfy minimum energy requirements or mechanical availability levels under NEP's agreements could result in damage payments to the applicable customer or termination of the applicable agreement.

If NEP's customers are unwilling or unable to fulfill their contractual obligations to NEP, or if they otherwise terminate such contracts, NEP may not be able to recover contractual payments due to NEP. Since the number of customers that purchase wholesale bulk energy or require the transportation of natural gas is limited, NEP or its pipeline investment may be unable to find a new customer on similar or otherwise acceptable terms or at all. In some cases, there currently is no economical alternative counterparty to the original customer. The loss of, or a reduction in sales to, any of NEP's customers could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP or its pipeline investment may not be able to extend, renew or replace expiring or terminated PPAs, natural gas transportation agreements or other customer contracts at favorable rates or on a long-term basis.

NEP's or its pipeline investment's ability to extend, renew or replace its existing PPAs, natural gas transportation agreements or other customer contracts depends on a number of factors beyond its control, including, but not limited to:

•whether the PPA counterparty has a continued need for energy at the time of the agreement’s expiration, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;
•the amount of commercial natural gas supply available to its pipeline investment's systems and changing natural gas supply flow patterns in North America;
•the satisfactory performance of NEP's and its pipeline investment's obligations under such PPAs, natural gas transportation agreements or other customer contracts;
•the regulatory environment applicable to NEP's contractual counterparties at the time;
•macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and
•the effects of regulation on the contracting practices of NEP's contractual counterparties.

If NEP is not able to extend, renew or replace on acceptable terms existing PPAs before contract expiration, or if such agreements are otherwise terminated prior to their expiration, NEP may be required to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than under the applicable contract. If there is no satisfactory market for a project’s uncontracted energy, NEP may decommission the project before the end of its useful life. Any failure to extend, renew or replace a significant portion of NEP's or its pipeline investment's existing PPAs, natural gas transportation agreements or other customer contracts, or extending, renewing or replacing them at lower prices or with other unfavorable terms, or the decommissioning of a project could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

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

Acquisition Risks

NEP's ability to acquire assets involves risks.

NEP's ability to acquire contracted clean energy projects, including partial ownership interests, that are either operational or under construction, from NEER and third parties involves risks and requires NEP to identify attractive acquisitions that can provide positive cash flows. Such acquisitions may not be available to NEP on acceptable terms or at all. Various factors could affect the availability of such acquisitions, including, but not limited to, the following factors and those described in more detail in the additional risk factors below:

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
◦land use restrictions and other environment-related siting factors; and
◦local opposition to wind and solar projects in certain markets due to concerns about noise, health, environmental or other alleged impacts of such projects.

Any of these above factors could limit NEP's acquisition opportunities and prevent it from executing, or diminish its ability to execute, its acquisition strategy. Additionally, factors could materially and adversely impact the extent to which suitable acquisition opportunities are made available from NEER, including, but not limited to, NEER's financial position, the risk profile of an opportunity, the fit with NEP's operations and other factors. Furthermore, as NEER's ownership interest in NEP is reduced, NEER may be less willing to sell projects to NEP. An inability by NEP to identify, or a failure by NEER to make available, suitable acquisition opportunities could hinder NEP's growth and materially adversely impact its business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP may not be able to successfully consummate future acquisitions, whether from NEER or third parties. Any acquisition that may be available to NEP may necessitate that it be able to access the debt and equity markets. However, NEP may be unable to access such markets on satisfactory terms or at all. Furthermore, even if NEP does consummate acquisitions that NEP believes will be accretive, such acquisitions may cause a decrease in cash distributions per common unit as a result of incorrect assumptions in NEP's evaluation of such acquisitions or unforeseen consequences or other external events beyond its control. Acquisitions involve numerous risks, including, but not limited to, difficulties in integrating acquired businesses and unexpected costs and liabilities. Any of the events described above could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

Reductions in demand for natural gas in the U.S. and low market prices of natural gas could materially adversely affect NEP's pipeline investment's operations and cash flows.

The price of natural gas fluctuates in response to changes in supply and demand, market uncertainty and additional factors that are beyond NEP's control. These factors include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic natural gas production and consumer demand; fluctuations in demand from electric power generators and industrial customers; the availability of imported liquid natural gas (LNG); the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional pricing differences; the price and availability of alternative fuels; the effect of energy efficiency and conservation measures; the nature and extent of governmental regulation and taxation; worldwide political events, including, but not limited to, actions taken by foreign natural gas producing nations and changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries; and the anticipated future prices of natural gas, LNG and other commodities. These events are beyond NEP's control. Lower overall economic output could reduce the volume of natural gas transported or gathered. Transmission revenues could be affected by long-term economic declines which could result in the non-renewal of long-term contracts. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Government laws, regulations and policies providing incentives and subsidies for clean energy could be changed, reduced or eliminated at any time and such changes may negatively impact NEP and its ability to make acquisitions.

NEP's business, including NEP's ability to acquire clean energy projects, partly depends on current laws, regulations and policies that promote and support clean energy and enhance the economic viability of owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, accelerated cost recovery deductions and other commercially oriented incentives. These laws, regulations and policies, such as the IRA, have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing tax credits or grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives, including qualifications for renewable energy tax credits, or the imposition of additional taxes, tariffs, duties or other assessments on clean energy or the equipment necessary to generate or deliver it, such as policies in place that limit certain imports from China and other Southeast Asian countries, could decrease the attractiveness of clean energy projects to developers, including, but not limited to, NEE, which could reduce NEP's acquisition opportunities. Such an elimination, loss or reduction could also reduce NEP's willingness to pursue or develop certain renewable energy projects due to higher operating costs or decreased revenues under its PPAs.

If these laws, regulations and policies are not continued or renewed, the market for future renewable energy PPAs may be smaller and the prices for future clean energy PPAs may be lower. If laws, regulations or policies limit the availability or transferability of the PTC or the ITC, the projects could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing on acceptable terms.

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

NEP's ability to acquire projects depends on the availability of projects developed by NEE and third parties, which face risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.

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

NEP may acquire assets that use other renewable energy technologies and may acquire other types of assets. Any such acquisition may present unforeseen challenges and result in a competitive disadvantage relative to NEP's more-established competitors.

NEP may acquire assets that use other renewable energy technologies, and it may acquire other types of assets, including, but not limited to, transmission projects and instruments relating to renewable energy. NEP may be unable to identify attractive renewable energy or transmission acquisition opportunities or acquire such projects or assets at prices and on terms that are attractive. In addition, the consummation of such acquisitions could expose NEP to increased operating costs, unforeseen liabilities and additional risks including, but not limited to, regulatory and environmental issues associated with entering new sectors of the energy industry. This could require a disproportionate amount of NEP's management’s attention and resources, which could have an adverse impact on NEP's business and place NEP at a competitive disadvantage relative to energy market participants more experienced with new technologies and asset classes. A failure to successfully integrate such acquisitions as a result of unforeseen operational difficulties or otherwise, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

Certain agreements which NEP or its subsidiaries are parties to have provisions which may preclude NEP from engaging in specified change of control and similar transactions.

The indebtedness, financing and other agreements of NEP and its subsidiaries, including the agreements under which the noncontrolling Class B investors own membership interests in certain NEP subsidiaries, contain provisions that may trigger acceleration of indebtedness or specified payment obligations of NEP or its subsidiaries upon or in connection with specified transactions, including specified change of control and similar transactions. Because these provisions may materially increase the capital NEP may need to expend to complete such a transaction, these provisions may preclude NEP from pursuing or consummating such transactions and limit the types of transactions NEP is able to consummate.

NEP faces substantial competition primarily from regulated utility holding companies, developers, IPPs, pension funds and private equity funds for opportunities in North America.

NEP believes its primary competitors for opportunities in North America are regulated utility holding companies, developers, IPPs, pension funds and private equity funds. NEP competes with these companies to acquire projects with projected stable cash flows. NEP also competes for personnel with requisite industry knowledge and experience. Furthermore, the industry has experienced and may experience volatile demand for wind turbines, solar panels, pipeline equipment and related components. If demand for this equipment increases, suppliers may give priority to other market participants, including, but not limited to, NEP's competitors, who may have greater resources than NEP. An inability to effectively compete with regulated utility holding companies, developers, IPPs, pension funds and private equity funds for opportunities in North America could have a material adverse effect on NEP's business, financial conditions, results of operations and its ability to grow its business and make cash distributions to its unitholders.

The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect NEP's pipeline investment.

NEP's pipeline investment competes with other energy midstream enterprises, some of which are much larger and have significantly greater financial resources and operating experience in its areas of operation. The pipeline investment’s competitors may expand or construct infrastructure that competes with the services it provides to customers. The ability to renew or replace existing contracts with the pipeline investment’s customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. All of these competitive pressures could have a material adverse effect on NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

Risks Related to NEP's Financial Activities

NEP may not be able to access sources of capital on commercially reasonable terms.

NEP needs to be able to access capital on commercially reasonable terms when acquisitions, other growth opportunities or capital needs arise. NEP’s ability to access capital on commercially reasonable terms is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and in NEP's, NEP OpCo's or their subsidiaries' securities or securities convertible into, or settleable with, NEP common units in particular. Investor demand for securities of NEP or securities convertible into, or settleable with, NEP common units may be impacted by, among other factors, the amount of securities outstanding that are convertible into, or settleable with, NEP common units, the possibility of further sales of such securities, the amount and timing of any issuance of NEP common units or the payment of cash in lieu of NEP common units upon conversion or settlement, and any subsequent sales of such units by investors. Disruptions, uncertainty or volatility in those capital and credit markets, related to, among other factors, inflation, rising interest rates, geopolitical events and declining investor sentiment in NEP and the renewable energy industry, has increased and could continue to adversely impact NEP's cost of capital and affect its ability to fund its liquidity and capital needs including, without limitation, its ability to pay debt and buy out securities, such as noncontrolling Class B memberships interests in certain NEP subsidiaries. An inability to obtain financing on commercially reasonable terms could also significantly limit NEP’s ability to consummate future acquisitions and pursue other growth opportunities. In addition, the issuance of NEP common units and securities convertible into, or settleable with, NEP common units could cause significant common unitholder dilution and reduce the cash distribution per common unit. Issuances of additional securities, or the possibility that these issuances may occur, including following the conversion or settlement of securities convertible into, or settleable with, NEP common units, could make it more difficult for NEP to sell NEP common units, or securities convertible into, or settleable with, NEP common units, in the future, as well as affect NEP's decision whether and when to issue common units to purchase previously issued securities of NEP OpCo subsidiaries that are or may be settleable with NEP common units.

Furthermore, there may not be sufficient availability under NEP OpCo’s direct subsidiary's revolving credit facility or the ability to obtain other financing arrangements on commercially reasonable terms when acquisition or other growth opportunities or capital needs arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate acquisitions and pursue other growth opportunities. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. Any of the circumstances described above could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

Restrictions in NEP and its subsidiaries' financing agreements could adversely affect NEP's business, financial condition, results of operations and ability to make cash distributions to its unitholders.

NEP and its subsidiaries have entered into financing agreements which contain various covenants and restrictive provisions and certain financial ratios that may limit their ability to, among other things:

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

NEP may be unable to maintain its current credit ratings.

The inability of NEP to maintain its current credit ratings could materially adversely affect its ability to raise capital or obtain credit on commercially reasonable terms, which, in turn, could impact its ability to service indebtedness, repay or refinance borrowings and other obligations, and finance acquisitions and other growth opportunities, and would likely increase its interest costs. In addition, certain agreements and guarantee arrangements would require posting of additional collateral in the event of a ratings downgrade. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, the rating agencies' treatment of certain financing arrangements and other instruments convertible into equity. There can be no assurance that one or more of the ratings of NEP will not be lowered or withdrawn entirely by a rating agency. Any of these events could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness or other financing agreements or otherwise to address alternative business purposes.

NEP intends to pay quarterly cash distributions on all of its outstanding common units and NEP OpCo intends to pay quarterly cash distributions on its outstanding units (except for its non-economic Class B units and tax allocation Class P units). However, in any period, NEP's and NEP OpCo’s payment of cash distributions to their respective unitholders will depend on, among other things, the performance of NEP's subsidiaries and present and anticipated future cash needs of the business. The ability of NEP's subsidiaries to make distributions to NEP and NEP OpCo also may be restricted or limited by, among other things, the provisions of existing and future indebtedness or other financing agreements.

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

Under certain other financing agreements, noncontrolling Class B investors own membership interests in certain NEP subsidiaries and receive a portion of the related NEP subsidiaries’ cash distributions specified in the applicable limited liability company agreements. NEP has the option (buyout right), subject to certain limitations, to purchase 100% of the noncontrolling Class B membership interests during specified periods. If NEP does not exercise the buyout rights during the specified periods because of a lack of access to capital on commercially reasonable terms or otherwise, or if NEP only partially exercises the buyout rights during the specified periods, the portion of the NEP subsidiaries’ cash distribution allocated to the noncontrolling Class B investors would significantly increase. Any increase in the portion of NEP subsidiaries’ cash distributions allocated to the noncontrolling Class B investors would reduce the amount of cash distributions allocated to NEP OpCo and NEP. Further, NEP may reserve cash that otherwise would be available for distribution to unitholders for any such buyout or other business purposes in its discretion.

Provisions preventing or reducing NEP's subsidiaries’ cash distributions and other factors could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's and its subsidiaries’ substantial amount of indebtedness may adversely affect NEP's ability to operate its business, and its failure to comply with the terms of its subsidiaries' indebtedness or refinance, extend or repay the indebtedness could have a material adverse effect on NEP's financial condition.

NEP's and its subsidiaries’ substantial indebtedness could have important consequences. For example,

•failure to comply with the covenants in the agreements governing these obligations could result in an event of default under those agreements, which could be difficult to cure, result in bankruptcy or, with respect to subsidiary debt, result in loss of NEP OpCo's ownership interest in one or more of its subsidiaries or in some or all of their assets as a result of foreclosure;
•NEP's and its subsidiaries’ debt service obligations require them to dedicate a substantial portion of their cash flow to pay principal and interest on their debt, thereby reducing, in the case of NEP's subsidiaries, their cash available for distribution to NEP and, in the case of NEP, its cash available for distribution to its unitholders;
•NEP's and its subsidiaries’ substantial indebtedness could limit NEP's ability to fund operations of any projects acquired in the future and NEP's financial flexibility, which could reduce its ability to plan for and react to unexpected opportunities or challenges;
•NEP's and its subsidiaries’ substantial debt service obligations make NEP vulnerable to adverse changes in general economic, credit markets, capital markets, industry, competitive conditions and government regulation that could place NEP at a disadvantage compared to competitors with less debt;
•NEP's and its subsidiaries’ substantial indebtedness could limit NEP's ability to obtain financing for working capital, including, but not limited to, collateral postings, capital expenditures, debt service requirements and events of default, as well as, acquisitions and general partnership or other purposes; and
•NEP's and its subsidiaries' failure to repay or refinance debt at or prior to maturity could limit NEP's ability to obtain financing for working capital.

If NEP and its subsidiaries, including NEP OpCo, do not comply with their obligations under their debt instruments, they may need to refinance all or a part of their indebtedness, which they may not be able to do on similar terms or at all. Increases in interest rates, changes in debt covenants and changes in NEP's credit ratings and other factors may reduce the amounts that NEP and its subsidiaries can borrow, reduce NEP's cash flows, increase the equity investment NEP may be required to make in any projects NEP may acquire and increase the amount of equity NEP may need to issue. If NEP's subsidiaries are not otherwise able to generate sufficient cash to repay their outstanding indebtedness or are unable to comply with the terms of their indebtedness, NEP could be required to reduce overhead costs, reduce the scope of its projects, sell some or all of its projects or delay construction of projects NEP may acquire or repower, all of which could have a material adverse effect on its business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP is exposed to risks inherent in its use of interest rate swaps.

Some of NEP's subsidiaries’ indebtedness accrues interest at variable rates, and some of its subsidiaries use interest rate swaps to try to protect against market volatility. The use of interest rate swaps, however, does not eliminate the possibility of fluctuations in the value of a position or prevent losses if the value of a position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. In addition, to the extent that actively-quoted market prices and pricing information from external sources are not available, the valuation of these contracts involves judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that NEP does not anticipate, or if a counterparty fails to perform under a contract, it could have a material adverse effect on its business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

Widespread public health crises and epidemics or pandemics may have material adverse impacts on NEP’s business, financial condition, liquidity, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP is subject to the impacts of widespread public health crises, epidemics and pandemics, including, but not limited to, impacts on the global, national or local economy, capital and credit markets, NEP's customers and suppliers or the services NEER provides to NEP. The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Actions taken in response to such crises by federal, state and local government or regulatory agencies may impact NEP’s ability to access capital and could have a material adverse impact on NEP's business, financial condition, liquidity, results of operations and ability to grow its business and make cash distributions to its unitholders.

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

Under the CSCS agreement, guarantees and letters of credit have been provided by NEECH, NEER and other NEE affiliates to counterparties on behalf of NEP's subsidiaries to satisfy NEP's subsidiaries’ contractual obligations to provide credit support, including, but not limited to, under PPAs. These NEE affiliates also have provided credit support to lenders to fund reserve accounts. NEP expects NEECH, NEER and other NEE affiliates, upon NEP's request and at NEER’s option, to provide credit support on behalf of any projects NEP may acquire in the future on similar terms but they are under no obligation to do so. Any failure of NEP's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under NEP's subsidiaries’ PPAs and financing agreements. Such events of default could entitle customers to terminate their contracts with NEP's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of NEP's subsidiaries. In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then NEP OpCo may be required to reimburse them for the amounts drawn, which could reduce NEP OpCo’s cash distributions. These events could decrease NEP's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets. Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for NEP’s existing projects, which may require NEP to obtain credit support from third parties on less favorable terms and may prevent NEP from acquiring additional projects. All of the foregoing events, including, but not limited to, a failure of NEP OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

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

NEER and certain of its affiliates are permitted to withdraw funds received by NEP OpCo under the CSCS agreement, or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold them in an account of NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be retained by NEP's subsidiaries, until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings except as otherwise agreed upon with NEP OpCo. The failure of NEER to return funds to NEP's subsidiaries for any reason could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

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

The board will appoint officers of NEP (including its chief executive officer) designated by the manager in accordance with the terms of the MSA. As a result, all of NEP’s executive officers could be, and currently are, officers of NEE or one of its affiliates. NEP’s partnership agreement provides contractual standards governing the duties of directors and officers, and directors and officers will not have fiduciary duties to NEP or its unitholders. Conflicts of interest exist and may arise as a result of the relationships between NEE and the directors and officers of NEP affiliated with NEE, on the one hand, and NEP and NEP's limited partners, on the other hand. To the extent any directors or officers of NEP are also officers of NEE, such directors and officers will have fiduciary duties to NEE but not to NEP, and the interests of NEE and NEP may be different or in conflict. In resolving such conflicts of interest, the directors and officers of NEP affiliated with NEE may favor NEE's interests and the interests of NEE's affiliates over the interests of NEP and its unitholders. These conflicts include the following situations, among others:

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
•The board may cause NEP to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to settle payment obligations to NEE.
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

Under the terms of NEP’s partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to NEP GP and its affiliates, including, but not limited to, NEE or to NEP's directors or officers. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for NEP will not have any duty to communicate or offer such opportunity to NEP. Any such person or entity will not be liable to NEP or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to NEP. This may create actual and potential conflicts of interest between NEP and affiliates of NEP GP and result in less than favorable treatment of NEP and holders of its common units. Any of the foregoing could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distribution to its unitholders.

NEP may only terminate the MSA under certain limited circumstances.

The MSA provides that NEP and certain affiliates may terminate the agreement only upon 90 days' prior written notice to NEE Management under certain limited circumstances. The agreement continues until January 1, 2068 and thereafter renews for successive five-year periods unless NEP OpCo or NEE Management provides written notice to the other that it does not wish for the agreement to be renewed. If NEE Management’s performance does not meet the expectations of investors and NEP is unable to terminate the MSA, the market price of NEP's common units could suffer. In addition, even if the MSA is terminated, it may not terminate in respect of provisions relating to all fees payable to NEE Management under that agreement, which could result in NEE or its affiliates receiving payments that could otherwise be distributed to NEP's unitholders even though NEE Management would be no longer obligated to provide services to NEP under the MSA.

If certain agreements with NEE Management or NEER are terminated, NEP may be unable to contract with a substitute service provider on similar terms.

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

The amount of cash that NEP OpCo generates from its operations will fluctuate from quarter to quarter based on such things as the amount of power generated from its projects and the amount of natural gas transported in its pipeline investment, and the prices received therefor; its operating and capital costs; payment of interest and principal amortization, which depends on the amount of its indebtedness and the interest payable thereon; and the ability of NEP OpCo’s subsidiaries to distribute cash under their respective financing agreements.

In addition, the amount of cash that NEP OpCo will have available for distribution will depend on factors, some of which are beyond its control, such as:

•the amount of cash reserves established by NEP OpCo GP, NEP OpCo’s general partner, for the proper conduct of partnership business, including for the payment of debt and other obligations and capital needs (such as the exercise of buyout rights) as they come due or arise;
•timing and collectability of receivables;
•fluctuations in its working capital needs;
•availability of borrowings under its subsidiaries' credit facility to pay distributions; and
•access to credit or capital markets.

Because of these factors, NEP OpCo may not have sufficient available cash each quarter to pay a quarterly distribution per common unit or any other amount. Furthermore, the amount of cash that NEP OpCo has available for distribution depends primarily upon its cash flow, including, but not limited to, cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, NEP OpCo may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income, which would limit the amount of distributions NEP is able to make to its unitholders.

If NEP incurs material tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee, which is currently suspended.

The IDR fee, which is currently suspended, is an expense of NEP OpCo that reduces the amount of cash distributions by NEP OpCo to NEP OpCo's unitholders, including NEP. The IDR fee is not reduced for NEP's income tax liabilities. Instead, NEP must use the cash proceeds of any distributions NEP receives from NEP OpCo to satisfy NEP's income tax liabilities. Any such payments of income taxes by NEP will reduce the amount of cash distributions by NEP to its unitholders. As a result, if NEP incurs material income tax liabilities, NEP's distributions to its unitholders may be reduced, without any corresponding reduction in the amount of the IDR fee.

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

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing NEP's financing costs to increase accordingly. NEP's common unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is used by investors to compare yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in NEP's common units, and a rising interest rate environment or sustained high interest rates could adversely impact the price of NEP's common units, NEP's ability to issue equity or incur debt for acquisitions or other purposes and NEP's ability to grow its business and make cash distributions to its unitholders.

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

NEP has issued and outstanding convertible notes and certain NEP OpCo subsidiaries have issued and outstanding noncontrolling Class B membership interests in their subsidiaries that may be settled in whole or in part as specified in the related limited liability company agreement, at NEP's election with NEP common units, and may issue similar securities in the future. Subject to certain limitations, the convertible notes may be converted by the holders of such notes, with NEP paying cash up to the aggregate principal amount of the notes being converted. NEP will have the option to deliver NEP common units for the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. NEP has the option, subject to certain limitations and extensions, to purchase the noncontrolling Class B membership interests in those NEP OpCo subsidiaries. If exercised, NEP has the right to pay all or a portion of the buyout price in NEP non-voting common units (convertible into NEP common units) or NEP common units, as specified in the related limited liability company agreement, issued at the then-current market price of NEP common units, subject to certain limitations. If holders of the noncontrolling Class B membership interests, convertible notes or any convertible securities issued in the future, were to dispose of a substantial portion of these common units in the public market following such a conversion or settlement, whether in a single transaction or series of transactions, it could adversely affect the market price for NEP's common units. The holders of the noncontrolling Class B membership interests generally have certain registration rights that would facilitate such dispositions promptly and NEP cannot guarantee that these holders will not dispose of a substantial portion or all of their common units promptly upon conversion or settlement.

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

Even though NEP is organized as a limited partnership under state law, NEP is treated as a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal income tax at regular corporate rates on NEP's net taxable income. NEP expects to generate NOLs and NOL carryforwards that it can use to offset future taxable income. As a result, NEP does not expect to pay meaningful U.S. federal income tax for over 15 years. This estimate is based upon assumptions NEP has made regarding, among other things, NEP OpCo's income, capital expenditures, cash flows, net working capital and cash distributions. Further, the IRS or other tax authorities could challenge one or more tax positions NEP or NEP OpCo takes, such as the classification of assets under the income tax depreciation rules, the characterization of expenses (including, but not limited to, fees paid to NEE) for income tax purposes, the extent to which sales, use or goods and services tax applies to operations in a particular state or the availability of property tax exemptions with respect to NEP's projects. Further, any change in tax law may affect NEP's tax position, including changes in corporate income tax laws, regulations, policies and guidance, including related to the qualification for renewable energy tax credits, applicable to NEP. While NEP expects that its NOLs and NOL carryforwards will be available to NEP as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS (in a tax audit or otherwise) or are subject to future limitations as described below, NEP's ability to realize these benefits may be limited and could have a material adverse effect on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP's federal, state or local tax positions may be challenged by the relevant tax authority. The process and costs, including, but not limited to, potential penalties for nonpayment of disputed amounts, of appealing such challenges, administratively or judicially, regardless of the merits, could be material. A reduction in NEP's expected NOLs, a limitation on NEP's ability to use such losses, or other tax attributes, such as tax credits, and future tax audits or a challenge by tax authorities to NEP's tax positions may result in a material increase in NEP's estimated future income taxes or other tax liabilities, which would negatively impact the amount of after-tax cash distributions to NEP's unitholders and its financial condition.

NEP's ability to use NOLs to offset future income may be limited.

NEP's ability to use its NOLs to offset future taxable income could be substantially limited if NEP’s unitholders that own 5% or more of NEP’s outstanding common units, as defined under Code Section 382, increase their ownership in NEP by more than 50 percentage points over a rolling three-year period through, among other things, additional purchases of NEP's common units and certain types of reorganization transactions. Any NOLs that exceed this limitation may be carried forward and used to offset taxable income for the remainder of the carryforward period (i.e., 20 years from the year in which such NOL was generated for NOLs generated prior to January 1, 2018 and no carryforward limitation for any subsequently generated NOLs). Based on NEP’s most recent annual assessment, NEP does not expect the Section 382 limitation to impact its ability to utilize any of its NOLs to offset future taxable income. Additionally, valuation allowances may be needed for deferred tax assets that NEP estimates are more likely than not to be unusable, based on available evidence at the time the estimate is made. Potential changes in the tax law or in NEP’s projections could impact NEP's assessment and valuation allowance estimates, which could have a material adverse impact on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholders.

NEP will not have complete control over NEP's tax decisions.

NEP and/or NEP OpCo may be included in the combined or unitary tax returns of NEE or one or more of its subsidiaries for U.S. state or local income tax purposes. NEP is a party to a tax sharing arrangement which determines the share of taxes that NEP will pay to, or receive from, NEE. In addition, by virtue of NEP's inclusion in NEE’s combined or unitary income tax returns, NEE will effectively control all of NEP's state and local tax decisions in connection with any combined or unitary income tax returns in which NEP is included. NEE will have sole authority to respond to and conduct all tax proceedings (including, but not limited to, tax audits) related to NEP, to file all state and local income tax returns on NEP's behalf, and to determine the amount of NEP's liability to, or entitlement to payment from, NEE in connection with any combined or unitary income tax returns in which NEP is included. This may result in conflicts of interest between NEE and NEP and could have a material adverse impact on NEP's business, financial condition, results of operations and ability to grow its business and make cash distributions to its unitholder.

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

Item 1B.  Unresolved Staff Comments

None

Item 1C.  Cybersecurity

Risk Management and Strategy

Under agreements with NEE Management and NEER, NEE's affiliates provide or arrange for the provision to NEP of substantially all of NEP's information technology functions, including those relating to cybersecurity. NEP's board oversees the provision of these services.

NEE operates a cybersecurity program which, among other objectives, seeks to identify potential unauthorized occurrences on or conducted through the electronic information resources owned or used by NEE (information systems), including those used for the provision of functions to NEP, that may result in adverse effects on the confidentiality, integrity or availability of its information systems or any information residing on those systems (cybersecurity threats), as well as on its operations, including its provision of services to NEP. The cybersecurity program includes controls to reduce the risk and potential impact of a cybersecurity incident and to align its processes, controls and implemented technologies with industry standard frameworks and regulations. In addition, outside experts assess NEE’s cybersecurity program capabilities, technology environment and security controls to regularly evaluate effectiveness.

NEE operates a cybersecurity operations center and has cyber threat intelligence capability to identify, monitor, detect and respond to cybersecurity threats, including those related to NEP, which is led by a cybersecurity incident response team. NEE uses these resources to identify cybersecurity threats and monitor for anomalies that may result in cybersecurity incidents on its systems and monitors for impacts to external vendors or suppliers, including those related to NEP. Assessment of an incident includes, but is not limited to, analysis of the urgency and operational or business impact of an incident and the status and effectiveness of incident defenses. NEE invests in personnel and technologies with the objective of limiting the frequency and impact of cybersecurity incidents. Following documented cybersecurity incident response procedures, the cybersecurity incident response team escalates information about cybersecurity incidents depending on circumstances to oversight committees and personnel charged with managing specific aspects of cybersecurity risk, including, among others, the Cybersecurity and Resiliency Committee, the Cybersecurity Governance Executive Committee and individuals serving as officers and directors of NEP.

NEE conducts an annual internal cybersecurity drill with the participation from time to time of local, state and federal agencies to test its capability of dealing with a simulated cyber-attack. NEE also participates in industry forums and trade groups, as well as, in NERC activities to learn and apply these learnings to its cybersecurity policies and procedures.

NEE uses third parties to periodically assess the extent to which its cybersecurity risk management protocols align with the U.S. Department of Energy’s Cybersecurity Capability Maturity Model standard. Certain functions within NEE are required to comply with certain regulatory standards that are designed to protect against cybersecurity incidents, including the NERC Critical Infrastructure Protection standards. Further, NEE has a cybersecurity training program and a mock phishing program to educate and train employees on potential cybersecurity risks and on privacy and data protection. Given geopolitical events, NEE continues to take steps to protect against cybersecurity threats to its and NEP's critical infrastructure, including communications with personnel to ensure heightened awareness of increased cybersecurity threats worldwide.

The cybersecurity capabilities of third-party vendors providing system solutions to NEE or accessing NEE’s systems or data, including those related to NEP, is evaluated as part of the new vendor establishment process. NEE retains the right to audit vendors for cybersecurity of products and services. Where applicable in NEE’s or NEP's contracts with third-party vendors accessing their systems or data, standard data security terms and conditions are utilized and minimum amounts of insurance coverage based on the risk of exposure are required.

There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. Although there have been no cybersecurity incidents or threats with a material impact on NEE's nor NEP's business strategy, results of operations, or financial condition, NEE's information technology systems could fail or be breached, and such systems could be inoperable, causing NEE and NEP to be unable to fulfill critical business operations. The disclosures herein should be reviewed with the risk factors included in Item 1A.

Governance

NEE's chief information officer, the vice president, IT infrastructure and cybersecurity and the chief information security officer are responsible for assessing and managing material risks from cybersecurity threats, including those related to NEP, and have careers that represent more than 75 years of combined experience related to the management and protection of technologies. These individuals participate in or receive updates from not only the cybersecurity incident response team but also cybersecurity oversight committees, such as the Cybersecurity and Resiliency Committee comprised of various members of management, including NEP's chief financial officer, general counsel, and president and the Cybersecurity Governance Executive Committee comprised of various members of management, including NEE's vice president of internal audit and executive director of emergency preparedness. These NEE committees are charged with governing cybersecurity, cyber risks and resilience activities as well as the cyber and physical security policies and programs for NEE and its subsidiaries as well as NEP.

The NEP board is responsible for the oversight of risks from cybersecurity threats and receives cybersecurity updates from NEE’s chief information officer and its vice president, IT infrastructure and cybersecurity. Significant active cybersecurity incidents and threats are communicated to board personnel as they occur.

Item 2.  Properties

NEP and its subsidiaries maintain properties consisting of renewable generation projects and, through an equity method investment, natural gas pipeline assets; the principal properties are described in Item 1. Business, which description is incorporated herein by reference.

Character of Ownership

The majority of NEP's generating facilities and NEP's investment in natural gas pipeline assets are owned by NEP subsidiaries and are currently subject to NEE Equity's 51.4% noncontrolling limited partner interest in NEP OpCo. In addition, NEER owns noncontrolling ownership interests in certain NEP OpCo subsidiaries and third-party investors own noncontrolling interests in certain NEP OpCo subsidiaries. See Item 1. Certain of the generating facilities and the natural gas pipeline assets are encumbered by liens securing various financings. Additionally, some of the generating facilities and the natural gas pipeline assets occupy or use real property that is not owned by NEP subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextEra Energy Partners, the S&P 500 Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
NextEra Energy Partners
S&P 500
Peer Group**

	12/18	12/19	12/20	12/21	12/22	12/23
NextEra Energy Partners	100.00	127.61	169.00	219.72	189.91	88.82
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group**	100.00	150.03	245.65	253.26	207.60	175.41

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

**Consists of Atlantica Sustainable Infrastructure plc, Brookfield Renewable Partners L.P., Clearway Energy, Inc. and NextEra Energy Partners, LP.

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

In February 2024, NEP paid a distribution of $0.88 per common unit to its unitholders of record on February 6, 2024. See Management's Discussion – Liquidity and Capital Resources – Financing Arrangements and Note 14 with respect to distribution restrictions. There are currently no restrictions in effect that limit NEP's ability to pay distributions to its unitholders.

As of January 31, 2024, there were 13 holders of record of NEP's common units.

Incentive Distribution Rights Fee. IDRs represent the right to receive a fee calculated based on the amount of adjusted available cash from operating surplus, as defined in the MSA, that NEP OpCo would be able to distribute to its common unitholders after specified minimum quarterly and target quarterly distribution levels have been achieved. The right to receive the IDR fee is currently held by NEE Management, but may be assigned, subject to restrictions in the MSA. In May 2023, the MSA was amended to suspend the IDR fee to be paid by NEP in respect to each calendar quarter beginning with the IDR fee related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. The following discussion does not reflect that the IDR fee has been suspended as described in the preceding sentence and assumes that NEE Management continues to retain the right to receive the IDRs.

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

If NEP OpCo's adjusted available cash for any quarter falls below the base incentive amount, the IDRs will be paid using the target quarterly distribution levels below calculated using the number of NEP OpCo common units outstanding on January 30, 2017, subject to certain adjustments for repurchases, splits and combinations:

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

During 2023, 2022 and 2021, NEP paid IDR fees of approximately $39 million, $152 million and $129 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, NEP was advised that NEE authorized a program to purchase, from time to time, up to $150 million of NEP's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2023, 2022 and 2021, there were no purchases under the program. At December 31, 2023, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

NEP is a growth-oriented limited partnership with a strategy that emphasizes acquiring, managing and owning contracted clean energy assets with stable long-term cash flows with a focus on renewable energy projects. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At December 31, 2023, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project, as well as a pipeline investment. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2023, 2022 and 2021, NEP acquired interests in various projects as discussed in Note 3. In January 2023, NEP completed the sale of a 62 MW wind project located in North Dakota and in December 2023, NEP sold its Texas pipelines which has been presented as discontinued operations (see Note 2 – Disposal of Wind Project and – Assets Held for Sale and Discontinued Operations and Note 4). In 2022, NEP sold its ownership interests in a pipeline (see Note 2 – Disposal of Pipeline).

Results of Operations

	Years Ended December 31,
	2023	2022	2021
	(millions)
OPERATING REVENUES	$1,078	$969	$722
OPERATING EXPENSES
Operations and maintenance	520	527	374
Depreciation and amortization	521	394	251
Taxes other than income taxes and other	65	40	28
Total operating expenses – net	1,106	961	653
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	—	36	(5)
OPERATING INCOME (LOSS)	(28)	44	64
OTHER INCOME (DEDUCTIONS)
Interest expense	(394)	848	50
Equity in earnings of equity method investees	152	177	158
Equity in earnings of non-economic ownership interests	4	56	27
Other – net	9	5	4
Total other income (deductions) – net	(229)	1,086	239
INCOME (LOSS) BEFORE INCOME TAXES	(257)	1,130	303
INCOME TAX EXPENSE (BENEFIT)	(25)	161	37
INCOME (LOSS) FROM CONTINUING OPERATIONS	(232)	969	266
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $59 million, $10 million and $11 million, respectively	450	152	158
NET INCOME	218	1,121	424
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(18)	(644)	(287)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$200	$477	$137

2023 Compared to 2022

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs, partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs (see Note 2 – Intangible Assets – PPAs and – Intangible Liabilities – PPAs). Operating revenues increased $109 million during the year ended December 31, 2023. The increase primarily reflects approximately $185 million related to the projects acquired in late 2022 and 2023 (see Note 3), partly offset by unfavorable wind resource in 2023.

Wind and solar resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. Additionally, project acquisitions or wind turbine repowering opportunities could impact future revenues.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, equipment servicing costs, land payments, insurance, materials, supplies, shared services and administrative expenses attributable to NEP's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 15). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity. O&M expenses decreased $7 million during the year ended December 31, 2023 primarily due to approximately $95 million of lower other corporate expenses primarily relating to the suspension of the IDR fee, partly offset by $61 million related to the projects acquired in late 2022 and 2023 and $24 million of higher operating costs. In May 2023, the MSA was amended to suspend the IDR fee to be paid by NEP in respect to each calendar quarter beginning with the IDR fee related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. See Item 5 – Incentive Distribution Rights Fee.

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

Depreciation and amortization expense increased $127 million during the year ended December 31, 2023 primarily due to depreciation related to projects acquired in late 2022 and 2023.

Taxes Other than Income Taxes and other – net
Taxes Other than Income Taxes and other – net increased $25 million for the year ended December 31, 2023 primarily due to impacts of acquisitions in late 2022 and in 2023 and the absence of a gain realized in 2022 relating to settlement of a payable relating to a CITC.

Gains (Losses) on Disposal of Businesses/Assets – Net

The $36 million net gains on disposal of businesses/assets recognized during the year ended December 31, 2022 primarily reflects the gain recorded for the sale of NEP's interests in a pipeline in Texas. See Note 2 – Disposal of Pipeline.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. Interest expense increased $1,242 million during the year ended December 31, 2023 primarily reflecting approximately $1,193 million of unfavorable mark-to-market activity ($176 million of losses recorded in 2023 compared to $1,017 million of gains recorded in 2022) and higher interest expense due to increased average debt outstanding. See Note 6 – Financial Statement Impact of Derivative Instruments and Note 13.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $25 million for the year ended December 31, 2023 primarily due to unfavorable mark-to-market activity on interest rate contracts in 2023.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests decreased $52 million for the year ended December 31, 2023 primarily reflecting unfavorable mark-to-market activity on interest rate contracts in 2023.

Income Taxes

NEP recognizes in income its applicable ownership share of income taxes due to the disregarded tax status of substantially all of the projects under NEP OpCo. Net income or loss attributable to noncontrolling interests includes minimal income taxes.

For the year ended December 31, 2023, NEP recorded income tax benefit of $25 million on loss from continuing operations before income taxes of $257 million, resulting in an effective tax rate of approximately 10%. The income tax benefit is primarily comprised of federal income tax benefits of approximately $54 million at the federal statutory rate of 21% and $28 million of PTCs, partly offset by income tax expense of $54 million related to income tax attributable to noncontrolling interests. See Note 8.

For the year ended December 31, 2022, NEP recorded income tax expense of $161 million on income from continuing operations before income taxes of $1,130 million, resulting in an effective tax rate of approximately 14%. The income tax expense is primarily comprised of federal income tax expense of approximately $237 million at the federal statutory rate of 21% and $33 million of state income tax expense, partly offset by income tax benefit of $110 million related to income tax attributable to noncontrolling interests. See Note 8.

Income from Discontinued Operations

Income from discontinued operations reflects the gain recognized on the sale of the Texas pipelines of approximately $375 million ($329 million after tax) as well as the operations of the Texas pipelines prior to the sale in December 2023. See Note 4.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests primarily reflects the net income or loss attributable to NEE Equity's noncontrolling interest in NEP OpCo, a non-affiliated party's interest in one of the Texas pipelines, a non-affiliated party's interest in Star Moon Holdings, LLC, the loss allocated to differential membership interest investors, the income allocated to Class B noncontrolling membership interests and NEER's noncontrolling ownership interests in Silver State South Solar, LLC, Sunlight Renewables Holdings, LLC and Emerald Breeze Holdings, LLC. Net income attributable to noncontrolling interests decreased $626 million during the year ended December 31, 2023 primarily reflecting a lower net income allocation to NEE Equity's noncontrolling interest due to a decrease in net income as compared to 2022 and higher net losses allocated to differential membership interest investors relating to acquisitions in 2022 and 2023. See Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests.

2022 Compared to 2021

Operating Revenues

Operating revenues increased $247 million during the year ended December 31, 2022 and primarily reflect an increase of approximately $214 million related to the projects acquired in the second half of 2021 and in 2022 (see Note 3), as well as favorable wind resource and higher availability due to fewer maintenance outages in 2022.

Operating Expenses

Operations and Maintenance
O&M expenses increased $153 million during the year ended December 31, 2022 primarily due to approximately $92 million related to the projects acquired in the second half of 2021 and in 2022, $24 million of higher repair and maintenance costs and $24 million in higher other corporate expenses, including higher IDR fees of $23 million related to growth in NEP's distributions to its common unitholders. In June 2022, the MSA was amended to cap the IDR fee paid by NEP at $39.25 million per quarter ($157 million per year) if quarterly distributions to NEP OpCo unitholders are at or above $0.7625 ($3.05 on an annualized basis) per NEP OpCo common unit. See Item 5 – Incentive Distribution Rights Fee.

Depreciation and Amortization
Depreciation and amortization expense increased $143 million during the year ended December 31, 2022 primarily due to depreciation related to projects acquired in the second half of 2021 and in 2022.

Gains (Losses) on Disposal of Businesses/Assets – Net

The $36 million net gains on disposal of businesses/assets recognized during the year ended December 31, 2022 primarily reflects the gain recorded for the sale of NEP's interests in a pipeline in Texas. See Note 2 – Disposal of Pipeline.

Other Income (Deductions)

Interest Expense
Interest expense decreased approximately $798 million during the year ended December 31, 2022 primarily reflecting approximately $854 million of favorable mark-to-market activity ($1,017 million of gains recorded in 2022 compared to $163 million of gains recorded in 2021), offset by higher interest expense due to increased average debt outstanding and higher interest rates. See Note 6 – Financial Statement Impact of Derivative Instruments and Note 13.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $19 million for the year ended December 31, 2022 primarily due to earnings related to NEP's investment in projects in October 2021 (see Note 3).

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests increased $29 million for the year ended December 31, 2022 primarily reflecting favorable mark-to-market activity on interest rate contracts in 2022.

Income Taxes

For the year ended December 31, 2022, NEP recorded income tax expense of $161 million on income from continuing operations before income taxes of $1,130 million, resulting in an effective tax rate of approximately 14%. The income tax expense is primarily comprised of federal income tax expense of approximately $237 million at the federal statutory rate of 21% and $33 million of state income tax expense, partly offset by income tax benefit of $110 million related to income tax attributable to noncontrolling interests. See Note 8.

For the year ended December 31, 2021, NEP recorded income tax expense of $37 million on income from continuing operations before income taxes of $303 million, resulting in an effective tax rate of approximately 12%. The income tax expense is primarily comprised of federal income tax expense of approximately $63 million at the federal statutory rate of 21% and $10 million of state income tax expense, partly offset by income tax benefit of $32 million related to income tax attributable to noncontrolling interests. See Note 8.

Income from Discontinued Operations

Income from discontinued operations reflects the operations for the Texas pipelines. Earnings were consistent between 2022 and 2021. See Note 4.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $357 million during the year ended December 31, 2022 primarily reflecting a higher net income allocation to NEE Equity's noncontrolling interest due to an increase in net income as compared to 2021, partly offset by higher losses allocated to differential membership interest investors due to higher wind resource resulting in higher PTCs. See Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 15, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 13 and Note 6), distributions to common unitholders, and distributions to the holders of noncontrolling interests. NEP expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions (see Note 3), including in connection with the exercise of buyout rights (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests), and other investments. These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units, including under its ATM program, or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and divestitures (see Note 4). NEP may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests). In addition, NEP expects to fund debt maturities through refinancing. NEP may, but does not expect to, issue common units to satisfy NEP's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion (see Note 13).

These sources of funds are expected to be adequate to provide for NEP's short-term and long-term liquidity and capital needs, although its ability to make future acquisitions, fund repowering of existing projects, fund the purchase price payable in connection with the exercise of buyout rights, refinance debt maturities and maintain and increase its distributions to common unitholders will depend on its ability to access capital on acceptable terms.

As a normal part of its business, depending on market conditions, NEP expects from time to time to consider opportunities to repay, redeem, repurchase or refinance its indebtedness or equity arrangements. In addition, NEP expects from time to time to consider potential investments in new acquisitions and the repowering of existing projects. These events may cause NEP to seek additional debt or equity financing, which may not be available on acceptable terms or at all. If available, additional debt financing, including refinancing, could impose operating restrictions, additional cash payment obligations and additional covenants, including limitations on distributions to common unitholders.

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

If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings except as otherwise agreed upon with NEP OpCo.

Liquidity Position

At December 31, 2023, NEP's liquidity position was approximately $4,232 million. The table below provides the components of NEP’s liquidity position:

	December 31, 2023	Maturity Date
	(millions)
Cash and cash equivalents	$274
Amounts due under the CSCS agreement	1,511
Revolving credit facilities	2,500	2028(a)
Less issued letters of credit	(53)
Total	$4,232
____________________
(a)    At December 31, 2023, approximately $50 million had a maturity date in 2025. In February 2024, the maturity date for substantially all of the NEP OpCo credit facility was extended until 2029.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures, distributions to its unitholders and to the holders of noncontrolling interests and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to a $2,500 million revolving credit facility (NEP OpCo credit facility) maturing in February 2029. During 2023, $1,040 million was drawn under the NEP OpCo credit facility and this same amount was repaid. At December 31, 2023, no amounts were outstanding under the NEP OpCo credit facility. For a discussion of the NEP OpCo credit facility, see Note 13.

During 2023, NEP OpCo issued $750 million in aggregate principal amount of 7.25% senior unsecured notes due in 2029 and, in connection with projects acquired, an indirect subsidiary of NEP borrowed approximately $330 million under a senior secured limited-recourse variable rate term loan facility maturing in 2028. Also during 2023, an indirect subsidiary of NEP borrowed approximately $237 million under a revolving credit facility and in December 2023, as part of the sale of the Texas pipelines, $437 million outstanding under the credit agreement was paid off which included a $200 million term loan. See Note 13

During 2022, NEP issued $500 million in aggregate principal amount of 2.50% convertible senior notes due in 2026. See Note 13.

During 2021, NEP issued $500 million in aggregate principal amount of 0% convertible senior notes due in 2024 and an indirect subsidiary of NEP borrowed $644 million under a senior secured limited-recourse variable rate term loan facility maturing in 2028. See Note 13.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At December 31, 2023, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

Certain NEP OpCo subsidiaries have issued and sold noncontrolling Class B membership interests in their subsidiaries. NEP has buyout rights, subject to certain limitations and/or extensions, under which NEP has the right to pay a portion of the buyout price with respect to the noncontrolling Class B membership interests in NEP non-voting common units or NEP common units, as specified in the related limited liability company agreement. The noncontrolling Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which would increase if certain minimum buyout rights are not exercised prior to specified deadlines. While NEP has the right to exercise the buyout right to purchase the noncontrolling Class B membership interests during a specified period of time as set forth in the related limited liability company agreement and may exercise the buyout right by paying cash, NEP may exercise, or begin to exercise if exercisable only in part, the buyout right on or at the beginning of the buyout period, and the buyout price may consist of the maximum percentage of NEP non-voting common units or NEP common units, as specified in the related limited liability company agreement. See Note 14 – Class B Noncontrolling Interests.

In 2023, NEP paid aggregate consideration of approximately $792 million in cash for the buyout of the Class B noncontrolling membership interests in South Texas Midstream, LLC and $180 million in cash for the buyout of 15% of the Class B noncontrolling membership interests in NEP Renewables II, LLC. In 2021, NEP paid aggregate consideration of approximately $885 million, consisting of approximately 7.3 million NEP common units and $265 million in cash, for the buyout of the Class B noncontrolling membership interests in NEP Renewables, LLC. See Note 14 – Class B Noncontrolling Interests.

NEP has an at-the-market equity issuance program (ATM program), which was renewed in 2023, pursuant to which NEP may issue, from time to time, up to $500 million of its common units. During 2023, 2022 and 2021, NEP issued approximately 5.1 million common units, 1.8 million common units and 0.7 million common units under the ATM program for gross proceeds of approximately $316 million, $145 million and $50 million, respectively. As of December 31, 2023, NEP may issue up to approximately $337 million in additional common units under the ATM program. See Note 14 – ATM Program.

During 2023 and 2022, NEP issued approximately 1.7 million NEP common units and 0.8 million NEP common units, respectively, upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis.

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

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2023 and 2022, NEP had capital expenditures, excluding the purchase prices of acquired projects, of approximately $1,269 million and $1,351 million, respectively. The 2023 capital expenditures primarily relate to the assets acquired from NEER in December 2022 which were acquired under construction or recently placed in service, and the 2022 capital expenditures primarily relate to the three facilities acquired in December 2021 from NEER that were under construction (see Note 3). Costs of approximately $1,063 million and $1,161 million were reimbursed by NEER in 2023 and 2022, respectively. In the first quarter of 2022, the three facilities acquired from NEER in December 2021 were placed in service and in the third quarter of 2023, the under construction facilities acquired from NEER in December 2022 were placed in service.

Cash Distributions to Unitholders

NEP's partnership agreement requires it to distribute available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from NEP OpCo), less the amount of cash reserves established by the board. NEP currently expects that cash reserves would be established solely to provide for the payment of income taxes by NEP, if any. Cash flow is generated from distributions NEP receives from NEP OpCo each quarter. Although, as described above, NEP currently expects that cash reserves would be established by the board solely to provide for the payment of NEP's income taxes, if any, NEP expects NEP OpCo to establish cash reserves prior to making distributions to NEP to pay costs and expenses of NEP's subsidiaries, in addition to NEP's expenses, as well as any forecasted payment of debt and other obligations and future capital expenditures.

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

During 2023 and 2022, NEP distributed approximately $309 million and $254 million, respectively, to its common unitholders. In addition, NEP paid approximately $$82 million in distributions to its common unitholders in February 2024.

Credit Ratings

NEP’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. As of February 20, 2024, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) continue to assign the following credit ratings to NEP:

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

Cash Flows

The following table reflects the cash flows for the comparative periods:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Net cash provided by operating activities	$731	$776	$677
Net cash used in investing activities	$(194)	$(1,194)	$(2,301)
Net cash provided by (used in) financing activities	$(527)	$551	$1,663

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities in 2023 compared to 2022 was primarily driven by the timing of transactions impacting working capital, lower resource, and lower O&M costs primarily due to the suspension of the IDR fee which is recorded in O&M, partly offset by cash flows associated with the ownership interests in projects acquired in late 2022 and mid-2023.

Net Cash Used in Investing Activities

	Years Ended December 31,
	2023	2022	2021
	(millions)
Acquisitions of membership interests in subsidiaries – net	$(661)	$(989)	$(2,352)
Capital expenditures and other investments	(1,269)	(1,351)	(113)
Proceeds from CITCs	—	—	75
Proceeds from sale of a business	1,885	204	—
Payments to related parties under CSCS agreement – net	(1,213)	(240)	(47)
Distributions from equity method investee	—	15	1
Distributions from non-economic ownership interests	—	—	90
Reimbursements from related parties for capital expenditures	1,063	1,161	15
Other – net	1	6	30
Net cash used in investing activities	$(194)	$(1,194)	$(2,301)

The decrease in net cash used in investing activities in 2023 compared to 2022 was primarily driven by proceeds from the sale of the Texas pipelines (see Note 4), proceeds from the sale of a wind facility (see Note 2 – Disposal of Wind Project) and lower acquisition costs compared to 2022, partly offset by higher payments to NEER subsidiaries (net of amounts received) under the CSCS agreement.

Net Cash Provided by (Used in) Financing Activities

	Years Ended December 31,
	2023	2022	2021
	(millions)
Proceeds from issuance of common units – net	$315	$147	$50
Issuances of long-term debt, including premiums and discounts	2,362	1,505	2,880
Retirements of long-term debt	(1,523)	(1,544)	(1,159)
Partner contributions	—	2	2
Partner distributions	(741)	(636)	(619)
Proceeds related to differential membership interests – net	20	202	87
Proceeds related to Class B noncontrolling interests – net	31	952	813
Buyout of Class B noncontrolling interest investors	(972)	—	(265)
Debt issuance costs	(12)	(17)	(12)
Capped call transactions	—	(31)	(31)
Payment of CITC obligation to third party	—	—	(65)
Other	(7)	(29)	(18)
Net cash provided by (used in) financing activities	$(527)	$551	$1,663

The change in net cash provided by (used in) financing activities in 2023 compared to 2022 is primarily due to the buyout of Class B noncontrolling interest investors and lower proceeds related to differential membership interests – net (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests), partly offset by higher issuances of long-term debt in 2023 compared to 2022.

The comparison of the cash flows for the years ended December 31, 2022 and 2021 are included in Management's Discussion in NEP's Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

NEP's significant accounting policies are described in Note 2, which were prepared under generally accepted accounting principles in the U.S. Critical accounting policies are those that NEP believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The following policies are those considered to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Accounting Standards Codification 740 – Income Taxes (ASC 740) provides that a tax benefit from an uncertain tax position will be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.

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

See Note 8.

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

Purchase Accounting

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

Goodwill

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. NEP completes the annual impairment test for goodwill using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. NEP estimates the fair value of a reporting unit using a combination of the income, market and cost approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. NEP performed its annual goodwill impairment test in October 2023 and determined, based on the results, that no goodwill impairment charge was required.

Assets Held for Sale and Discontinued Operations

Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from the board, commits to a plan to sell and sale is expected to be completed within one year. Assets and liabilities held for sale are recorded at the lower of their carrying value or their estimated fair value less cost to sell. If the disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business. A disposal group that meets held for sale criteria and also represents a strategic shift that will have a major effect on the entity's operations and financial results is also reflected as discontinued operations in the statements of income and prior periods are recast to reflect the earnings or losses from such business as income from discontinued operations, net of tax expense. See Note 4.

Quantitative and Qualitative Disclosures About Market Risk

NEP is exposed to market risks in its normal business activities. Market risk is measured as the potential loss that may result from hypothetical reasonably possible market changes associated with its business over the next year. The types of market risks include interest rate and counterparty credit risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements (see Note 6).

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2023, approximately 99% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At December 31, 2023, the estimated fair value of NEP's long-term debt was approximately $6.1 billion and the carrying value of the long-term debt was $6.3 billion. See Note 7 –

Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $57 million at December 31, 2023.

At December 31, 2023, NEP had interest rate contracts with a net notional amount of approximately $3.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative assets at December 31, 2023 would decrease by approximately $53 million.

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

Management assessed the effectiveness of NEP's internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEP's internal control over financial reporting was effective as of December 31, 2023.

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
James M. May Controller and Chief Accounting Officer NextEra Energy Partners, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of NEP and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.

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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of NextEra Energy Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy Partners, LP and subsidiaries (NEP) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEP as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEP’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024 expressed an unqualified opinion on NEP’s internal control over financial reporting.

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

Acquisitions — Refer to Note 3 to the financial statements

Critical Audit Matter Description

As discussed in Note 3 to the financial statements, in June 2023, an indirect subsidiary of NEP completed the acquisition of ownership interests (2023 acquisition) in a portfolio of wind and solar generation facilities from subsidiaries of NextEra Energy Resources, LLC (NEER), a related party. The purchase price included total consideration of approximately $566 million, plus working capital of $32 million and the assumption of the portfolio’s existing debt and related interest rate swaps of approximately $141 million at time of closing. The acquired portfolio also includes noncontrolling interests related to differential membership investors of approximately $165 million at time of closing. All fair value measurements of assets acquired and liabilities assumed were based on significant estimates and assumptions, including Level 3 (unobservable) inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date.

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

•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical generation or similar generation facilities acquired in previous years.

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
February 20, 2024

We have served as NEP's auditor since 2014.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per unit amounts)

	Years Ended December 31,
	2023	2022	2021
OPERATING REVENUES(a)	$1,078	$969	$722
OPERATING EXPENSES
Operations and maintenance(b)	520	527	374
Depreciation and amortization	521	394	251
Taxes other than income taxes and other	65	40	28
Total operating expenses – net	1,106	961	653
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	—	36	(5)
OPERATING INCOME (LOSS)	(28)	44	64
OTHER INCOME (DEDUCTIONS)
Interest expense	(394)	848	50
Equity in earnings of equity method investees	152	177	158
Equity in earnings of non-economic ownership interests	4	56	27
Other – net	9	5	4
Total other income (deductions) – net	(229)	1,086	239
INCOME (LOSS) BEFORE INCOME TAXES	(257)	1,130	303
INCOME TAX EXPENSE (BENEFIT)	(25)	161	37
INCOME (LOSS) FROM CONTINUING OPERATIONS	(232)	969	266
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $59 million, $10 million and $11 million, respectively	450	152	158
NET INCOME	218	1,121	424
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(18)	(644)	(287)
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$200	$477	$137

Earnings per common unit attributable to NextEra Energy Partners, LP – basic and assuming dilution:
From continuing operations	$0.34	$5.24	$1.34
From discontinued operations	1.84	0.38	0.43
Earnings per common unit attributable to NextEra Energy Partners, LP – basic and assuming dilution	$2.18	$5.62	$1.77
____________________
(a)    Includes related party revenues of approximately $(12) million, $2 million and $2 million for 2023, 2022 and 2021, respectively. Includes pipeline service revenue of approximately $3 million and $2 million for 2022 and 2021, respectively, related to the pipeline sold in 2022 (see Note 2 – Disposal of Pipeline).
(b)    Includes operations and maintenance (O&M) expenses related to renewable energy projects of approximately $430 million, $342 million and $207 million for 2023, 2022 and 2021, respectively. Includes O&M expenses related to the pipeline sold in 2022 of $1 million and $2 million for 2022 and 2021, respectively (see Note 2 – Disposal of Pipeline). Total O&M expenses presented includes related party amounts of approximately $133 million, $230 million and $174 million for 2023, 2022 and 2021, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2023	2022	2021
NET INCOME	$218	$1,121	$424
OTHER COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income related to equity method investee (net of $0 tax expense, $0 tax expense and $0 tax benefit, respectively)	2	2	2
Total other comprehensive income, net of tax	2	2	2
COMPREHENSIVE INCOME	220	1,123	426
Comprehensive income attributable to noncontrolling interests	(20)	(645)	(290)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY PARTNERS, LP	$200	$478	$136

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$274	$226
Accounts receivable	114	117
Other receivables	64	41
Due from related parties	1,575	1,127
Inventory	82	49
Assets held for sale	—	95
Other	107	207
Total current assets	2,216	1,862
Other assets:
Property, plant and equipment – net	14,837	14,191
Intangible assets – PPAs – net	1,987	2,010
Goodwill	833	812
Investments in equity method investees	1,853	1,875
Assets held for sale	—	1,408
Other	785	894
Total other assets	20,295	21,190
TOTAL ASSETS	$22,511	$23,052
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72	$867
Due to related parties	87	87
Current portion of long-term debt	1,348	38
Accrued interest	38	28
Accrued property taxes	43	23
Liabilities associated with assets held for sale	—	21
Other	83	262
Total current liabilities	1,671	1,326
Other liabilities and deferred credits:
Long-term debt	4,941	5,250
Asset retirement obligations	331	299
Due to related parties	53	54
Intangible liabilities – PPAs – net	1,210	1,153
Liabilities associated with assets held for sale	—	3
Other	248	195
Total other liabilities and deferred credits	6,783	6,954
TOTAL LIABILITIES	8,454	8,280
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	—	101
EQUITY
Common units (93.4 and 86.5 units issued and outstanding, respectively)	3,576	3,332
Accumulated other comprehensive loss	(7)	(7)
Noncontrolling interests	10,488	11,346
TOTAL EQUITY	14,057	14,671
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$22,511	$23,052

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$218	$1,121	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	553	430	288
Intangible amortization – PPAs	82	143	117
Change in value of derivative contracts	284	(1,034)	(189)
Deferred income taxes	34	171	46
Equity in earnings of equity method investees, net of distributions received	32	3	21
Equity in earnings of non-economic ownership interests, net of distributions received	(4)	(50)	(21)
Losses (gains) on disposal of businesses/assets – net	(375)	(36)	5
Other – net	20	10	11
Changes in operating assets and liabilities:
Current assets	(34)	(43)	(6)
Noncurrent assets	(81)	(2)	(7)
Current liabilities	(14)	63	(10)
Noncurrent liabilities	16	—	(2)
Net cash provided by operating activities	731	776	677
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of membership interests in subsidiaries – net	(661)	(989)	(2,352)
Capital expenditures and other investments	(1,269)	(1,351)	(113)
Proceeds from CITCs	—	—	75
Proceeds from sale of a business	1,885	204	—
Payments to related parties under CSCS agreement – net	(1,213)	(240)	(47)
Distributions from equity method investee	—	15	1
Distributions from non-economic ownership interests	—	—	90
Reimbursements from related parties for capital expenditures	1,063	1,161	15
Other – net	1	6	30
Net cash used in investing activities	(194)	(1,194)	(2,301)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	315	147	50
Issuances of long-term debt, including premiums and discounts	2,362	1,505	2,880
Retirements of long-term debt	(1,523)	(1,544)	(1,159)
Debt issuance costs	(12)	(17)	(12)
Capped call transaction	—	(31)	(31)
Partner contributions	—	2	2
Partner distributions	(741)	(636)	(619)
Proceeds on sale of Class B noncontrolling interests – net	177	1,115	893
Payments to Class B noncontrolling interest investors	(146)	(163)	(80)
Buyout of Class B noncontrolling interest investors	(972)	—	(265)
Proceeds on sale of differential membership interests	92	101	48
Proceeds from differential membership investors	153	137	74
Payments to differential membership investors	(225)	(36)	(35)
Change in amounts due to related parties	(2)	(18)	(13)
Payment of CITC obligation to third party	—	—	(65)
Other – net	(5)	(11)	(5)
Net cash provided by (used in) financing activities	(527)	551	1,663
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10	133	39
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	284	151	112
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$294	$284	$151
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$250	$154	$126
Cash paid (received) for income taxes – net	$(1)	$—	$2
Change in noncash investments in equity method investees – net	$(9)	$(1)	$127
Accrued property additions	$77	$846	$971

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Common Units
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2020	75.9	$2,362	$(8)	$5,353	$7,707	$—
Issuance of common units – net(a)	0.7	56	—	—	56	—
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	2,494	2,494	321
Capped call transaction	—	(31)	—	—	(31)	—
Related party note receivable	—	—	—	2	2	—
Net income	—	137	—	287	424	—
Other comprehensive income	—	—	—	2	2	—
Distributions, primarily to related parties	—	—	—	(424)	(424)	—
Changes in non-economic ownership interests	—	—	—	127	127	—
Sale of differential membership interest	—	—	—	48	48	—
Other differential membership investment activity	—	—	—	39	39	—
Sale of Class B noncontrolling interests – net	—	(3)	—	893	890	—
Payments to Class B noncontrolling interest investors	—	—	—	(80)	(80)	—
Distributions to unitholders(b)	—	(198)	—	—	(198)	—
Adoption of accounting standards update	—	(57)	—	1	(56)	—
Buyout of Class B noncontrolling interest investor(c)	7.3	719	—	(879)	(160)	—
Other – net	—	—	—	(2)	(2)	—
Balances, December 31, 2021	83.9	2,985	(8)	7,861	10,838	321
Issuance of common units – net(a)(d)	2.6	179	—	—	179	—
Acquisition of subsidiaries with differential membership interests and noncontrolling ownership interests	—	—	—	2,012	2,012	—
Capped call transaction	—	(31)	—	—	(31)	—
Related party note receivable	—	—	—	2	2	—
Net income	—	477	—	635	1,112	9
Other comprehensive income	—	—	1	1	2	—
Distributions, primarily to related parties	—	—	—	(382)	(382)	—
Changes in non-economic ownership interests	—	—	—	1	1	—
Sale of differential membership interest	—	—	—	—	—	101
Other differential membership investment activity	—	(21)	—	264	243	(330)
Sale of Class B noncontrolling interests – net	—	(3)	—	1,115	1,112	—
Payments to Class B noncontrolling interest investors	—	—	—	(163)	(163)	—
Distributions to unitholders(b)	—	(254)	—	—	(254)	—
Balances, December 31, 2022	86.5	3,332	(7)	11,346	14,671	101
Issuance of common units – net(a)(d)	6.9	367	—	—	367	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Acquisition of subsidiary with noncontrolling ownership interest	—	—	—	72	72	—
Net income	—	200	—	14	214	4
Other comprehensive income	—	—	1	1	2	—
Distributions, primarily to related parties	—	—	—	(432)	(432)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	315	315	(105)
Sale of Class B noncontrolling interests – net	—	(1)	—	177	176	—
Payments to Class B noncontrolling interest investors	—	—	—	(146)	(146)	—
Distributions to unitholders(b)	—	(309)	—	—	(309)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(972)	(972)	—
Sale of subsidiary with noncontrolling ownership interest	—	—	—	(80)	(80)	—
Other – net	—	(13)	(1)	17	3	—
Balances, December 31, 2023	93.4	$3,576	$(7)	$10,488	$14,057	$—
____________________________
(a)    See Note 14 – ATM Program for further discussion. Includes deferred tax impact of approximately $30 million, $18 million and $6 million in 2023, 2022 and 2021, respectively.
(b)    Distributions per common unit were $3.3765, $2.9900 and $2.6000 for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)    Reflects the issuance of approximately 7.3 million NEP common units and recognition of a $105 million deferred tax asset in connection with the exercise of the Class B noncontrolling interest buyout right relating to NEP Renewables discussed in Note 14 – Class B Noncontrolling Interests.
(d)    In 2023 and 2022, includes NEE Equity's exchange of NEP OpCo common units for NEP common units and includes deferred tax impact of approximately $20 million and $14 million, respectively. See Note 14 – Common Unit Issuances.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

NEP OpCo is a limited partnership with a general partner and limited partners. NEP consolidates the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2023, NEP owned an approximately 48.6% limited partner interest in NEP OpCo's common units (limited partner interest in NEP OpCo) and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo.

NEP is a growth-oriented limited partnership with a strategy that emphasizes acquiring, managing and owning contracted clean energy assets with stable long-term cash flows with a focus on renewable energy projects. Through NEP OpCo, NEP owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project acquired from NextEra Energy Resources, LLC (NEER) or from third parties, as well as an investment in natural gas pipeline assets located in Pennsylvania acquired from third parties. In December 2023, NEP sold its interests in natural gas pipeline assets located in Texas (Texas pipelines) (see Note 4).

2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation – NEP’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.), or GAAP. The consolidated financial statements include NEP’s accounts and operations and those of its subsidiaries in which NEP has a controlling interest.

All intercompany transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation, including presentation of discontinued operations as discussed in Note 4. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Revenue Recognition – Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements (PPA) and natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs, or natural gas transportation services are performed. See Note 5.

Income Taxes – NEP recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the projects under NEP OpCo. NEP is allocated its taxable income (loss) pursuant to the limited partnership agreement of NEP OpCo (NEP OpCo LP Agreement), for U.S. federal income tax purposes. Additionally, pursuant to the NEP OpCo LP Agreement, NextEra Energy Operating Partners GP, LLC, with the consent of NEE Equity, may allocate to NEE Equity, as holder of the Class P units, some or all of the current or future year taxable income or gain resulting from certain transactions for U.S. federal income tax purposes which would impact NEP's deferred taxes and would not impact NEP's total tax expense in the period the allocation is made. In any taxable period that begins at least five years after the taxable period for which any such allocation of taxable income or gain is made to NEE Equity, NEE Equity may approve the allocation of offsetting losses and deductions to NEE Equity with respect to such income or gain allocation as specified in the NEP OpCo LP Agreement.

Equity – Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. NextEra Energy Partners GP, Inc. has a total equity interest in NEP of $10,000 at December 31, 2023 and 2022.

Limited partners' equity in common units at December 31, 2023 and 2022 reflects the investment of NEP common unitholders, changes to net income attributable to NEP, distributions of available cash to common unitholders and other contributions from or distributions to NEP common unitholders. Accumulated other comprehensive loss at December 31, 2023 and 2022 reflects other comprehensive income (loss) attributable to NEP.

Noncontrolling Interests – Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEP and are reported as a component of equity on NEP’s consolidated balance sheets. At December 31, 2023, noncontrolling interests on NEP's consolidated balance sheets primarily reflect NEE Equity's 51.4% noncontrolling interest in NEP OpCo and 50% interest in Star Moon Holdings, LLC (Star Moon Holdings), NEER's approximately 50% noncontrolling

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ownership interest in Silver State South Solar, LLC (Silver State), NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) and NEER's 51% noncontrolling interest in Emerald Breeze Holdings, LLC (Emerald Breeze) (see Note 3), the interests related to differential membership interests discussed below and the Class B noncontrolling membership interests discussed below. At December 31, 2022, noncontrolling interests on NEP's consolidated balance sheet also includes non-affiliated party's 10% interest in one of the Texas pipelines which was sold in December 2023 (see Note 4).

Certain indirect subsidiaries of NEP have sold noncontrolling Class B membership interests in entities that have ownership interests in 40 wind projects and eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility (differential membership interests) to third-party investors. Although the third-party investors own equity interests in the wind, solar and battery storage projects, NEP retains a controlling interest in the entities as of December 31, 2023 and therefore presents the differential membership interests as noncontrolling interests. NEP, through O&M and administrative services agreements (ASAs) with subsidiaries of NEER, operates and manages the wind, solar and battery storage projects, and consolidates the entities that directly and indirectly own the wind, solar and battery storage projects. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEP. NEP has the right to call the third-party interests at specified amounts if and when the flip date occurs. See Note 11.

Subsidiaries of NEP have sold Class B noncontrolling membership interests in NEP Renewables, LLC (NEP Renewables), NEP Renewables II, LLC (NEP Renewables II), NextEra Energy Partners Pipelines, LLC (NEP Pipelines), South Texas Midstream, LLC (STX Midstream), Genesis Solar Holdings, LLC (Genesis Holdings), NEP Renewables III, LLC (NEP Renewables III) and NEP Renewables IV, LLC (NEP Renewables IV) (collectively, Class B noncontrolling membership interests). In 2021, NEP exercised its buyout right for the Class B noncontrolling membership interests in NEP Renewables. In 2023, NEP exercised its buyout right for the Class B noncontrolling membership interests in STX Midstream and 15% of the Class B noncontrolling membership interests in NEP Renewables II. See Note 14 – Class B Noncontrolling Interests. The NEP subsidiaries selling the Class B noncontrolling membership interests retain controlling interests in the related entities as of December 31, 2023 and therefore NEP presents the Class B noncontrolling membership interests as noncontrolling interests.

For the differential membership interests and Class B noncontrolling membership interests, NEP has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each investment but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third party, in hypothetical liquidation, would achieve its targeted return, NEP attributes the additional hypothetical proceeds to the differential membership interests based on the call price.

For the noncontrolling interests, other than the differential membership interests and the Class B noncontrolling membership interests, net income (loss) is allocated based on the respective ownership percentages. Thus, the impact of the net income (loss) attributable to the Class B noncontrolling membership interests and the differential membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on their respective ownership percentage of NEP OpCo. Distributions related to the noncontrolling interests, other than the differential membership interests and Class B noncontrolling membership interests, are reflected as partner distributions in NEP's consolidated statements of cash flows. Details of the activity in noncontrolling interests for the years ended December 31, 2023, 2022 and 2021 are below:

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2020	$3,550	$1,759	$(14)	$58	$5,353
Sale of Class B noncontrolling interests – net	893	—	—	—	893
Acquisition of subsidiary with noncontrolling interests	—	1,618	25	851	2,494
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	298	(313)	269	33	287
Other comprehensive income	—	—	2	—	2
Distributions, primarily to related parties	—	—	(322)	(102)	(424)
Changes in non-economic ownership interests	—	—	—	127	127
Differential membership investment contributions, net of distributions	—	39	—	—	39
Payments to Class B noncontrolling interest investors	(80)	—	—	—	(80)
Sale of differential membership interest	—	48	—	—	48
Buyout of Class B noncontrolling interest investor	(879)	—	—	—	(879)
Other – net	1	(1)	—	(1)	(1)
Balances, December 31, 2021	3,783	3,150	(38)	966	7,861
Sale of Class B noncontrolling interests – net	1,115	—	—	—	1,115
Acquisition of subsidiaries with differential membership interests	—	1,494	—	—	1,494
Acquisition of subsidiaries with noncontrolling interests	—	—	518	—	518
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	296	(573)	788	124	635
Other comprehensive income	—	—	1	—	1
Distributions, primarily to related parties	—	—	(346)	(36)	(382)
Changes in non-economic ownership interests	—	—	—	1	1
Differential membership investment contributions, net of distributions	—	101	—	—	101
Payments to Class B noncontrolling interest investors	(163)	—	—	—	(163)
Reclassification of redeemable noncontrolling interests	—	330	—	—	330
Reclassification to current other liabilities(b)	—	(142)	(25)	—	(167)
Other – net	—	(1)	(9)	10	—
Balances, December 31, 2022	5,031	4,359	891	1,065	11,346
Sale of Class B noncontrolling interests – net	177	—	—	—	177
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Acquisition of subsidiary with noncontrolling interest	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	333	(696)	303	74	14
Other comprehensive income	—	—	1	—	1
Distributions, primarily to related parties	—	—	(391)	(41)	(432)
Changes in non-economic ownership interests	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	118	—	—	118
Payments to Class B noncontrolling interest investors	(146)	—	—	—	(146)
Sale of differential membership interests	—	92	—	—	92
Reclassification of redeemable noncontrolling interests	—	105	—	—	105
Buyout of Class B noncontrolling interest investors	(972)	—	—	—	(972)
Sale of subsidiary with noncontrolling interest	—	—	—	(80)	(80)
Other – net	(6)	—	23	—	17
Balances, December 31, 2023	$4,417	$4,143	$899	$1,029	$10,488
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
have been obligated to either redeem interests of third-party investors in certain projects or return proceeds to third-party investors in certain projects. As the contingencies were resolved during 2022, NEP reclassified the recorded amounts to noncontrolling interests.

Subsequent to the acquisition in December 2022 from NEER (see Note 3), NEP recorded redeemable noncontrolling interests of approximately $101 million relating to certain contingencies whereby NEP may have been obligated to reacquire all or a portion of the third-party investor's interests in an under construction project. As the contingencies were resolved during 2023, NEP reclassified approximately $105 million of redeemable noncontrolling interests to noncontrolling interests.

Property, Plant and Equipment – net – Property, plant and equipment consists primarily of development, engineering and construction costs for the renewable energy assets, equipment, land, substations and transmission lines. Property, plant and equipment, excluding land and perpetual rights-of-way, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to 39 years, commencing on the date the assets are placed in service or acquired (see Note 9). Maintenance and repairs of property, plant and equipment are charged to O&M expense as incurred.

Property, plant and equipment – net on NEP's consolidated balance sheets includes construction work in progress which reflects construction materials, other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. Upon commencement of plant operations, costs associated with construction work in progress are transferred to the appropriate category in property, plant and equipment – net.

The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits) for certain renewable energy property. Convertible investment tax credits (CITCs) are recorded as a reduction in property, plant and equipment – net on NEP's consolidated balance sheets and are amortized as a corresponding reduction to depreciation expense over the estimated life of the related asset. At December 31, 2023 and 2022, CITCs, net of amortization, were approximately $431 million and $451 million, respectively.

Cash and Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. NEP primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on NEP's consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2023 and 2022.

Restricted Cash – At December 31, 2023 and 2022, NEP had approximately $20 million and $49 million, respectively, of restricted cash included in current other assets on NEP's consolidated balance sheets. Restricted cash at December 31, 2023 and 2022 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk – Financial instruments which potentially subject NEP to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs or natural gas transportation agreements. The majority of NEP's counterparties are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on NEP’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2023 have been collected.

During 2023, NEP derived approximately 14% of its consolidated revenue from its contracts with Pacific Gas and Electric Company. During 2023, NEP also derived approximately 11% of its consolidated revenue from its contracts with Mex Gas Supply S.L., which related to the Texas pipelines and is included in income from discontinued operations on the consolidated statements of income (see Note 4).

Inventories – Spare parts inventories are carried at the lower of weighted-average cost and net realizable value.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets – Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2023 and 2022, no impairment adjustments were necessary.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Accounting – For projects acquired, NEP allocates the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Goodwill acquired in connection with business acquisitions represents the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and evaluating the fair value of liabilities assumed. See Note 3.

Goodwill – Goodwill is assessed for impairment at least annually by applying a fair value-based analysis. NEP completed the annual impairment test for goodwill using an assessment date of October 1 and determined, based on the results, that no goodwill impairment charge was required. NEP will continue to monitor its goodwill carrying value for future impairments.

Intangible Asset – PPAs – At December 31, 2023 and 2022, NEP's consolidated balance sheets reflect intangible asset – PPAs primarily related to acquisitions in 2018, 2019, 2020 and acquisitions discussed in Note 3. Intangible asset – PPAs are amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs, which approximates the period giving rise to the value. At December 31, 2023 and 2022, accumulated amortization related to the intangible asset – PPAs was approximately $617 million and $454 million, respectively. Amortization expense for intangible assets – PPAs was approximately $163 million, $160 million and $117 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is expected to be approximately $167 million in years 2024 through 2028.

Intangible Liabilities – PPAs – At December 31, 2023 and 2022, NEP's consolidated balance sheets reflect intangible liabilities – PPAs primarily related to acquisitions from NEER discussed in Note 3 and will be amortized into operating revenues on a straight-line basis over the remaining contract terms of the PPAs, which approximates the period giving rise to the value. At December 31, 2023 and 2022, accumulated amortization related to the intangible liabilities – PPAs was approximately $97 million and $17 million, respectively. Amortization expense for intangible liabilities – PPAs was approximately $82 million and $17 million for the years ended December 31, 2023 and 2022, respectively, and is expected to be approximately $87 million in the years 2024 through 2028.

Assets Held for Sale and Discontinued Operations – Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from NEP's Board of Directors, commits to a plan to sell and sale is expected to be completed within one year. Assets and liabilities held for sale are recorded at the lower of their carrying value or their estimated fair value less cost to sell. If the disposal group reflects a component of a reporting unit and meets the definition of a business, the goodwill within that reporting unit is allocated to the disposal group based on the relative fair value of the components representing a business that will be retained and disposed. Goodwill is not allocated to a portion of a reporting unit that does not meet the definition of a business. A disposal group that meets held for sale criteria and also represents a strategic shift that will have a major effect on the entity's operations and financial results is also reflected as discontinued operations in the statements of income and prior periods are recast to reflect the earnings or losses from such business as income from discontinued operations, net of tax expense. See Note 4.

Derivative Instruments and Hedging Activities – Derivative instruments, when required to be marked to market, are recorded on NEP’s consolidated balance sheets as either an asset or a liability measured at fair value. See Note 6.

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

Long-term Debt Costs – NEP recognizes interest expense using the effective interest method over the life of the related debt. Certain of NEP’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other liabilities on NEP’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. NEP incurred approximately $10 million and $13 million of debt issuance costs during the years ended December 31, 2023 and 2022, respectively. The amortization of debt issuance costs totaled approximately $17 million, $13 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in interest expense in NEP’s consolidated statements of income. See Note 13.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NEP recorded accretion expense of approximately $15 million, $12 million and $7 million in the years ended December 31, 2023, 2022 and 2021, respectively. Additional AROs were established amounting to approximately $19 million and $37 million in the years ended December 31, 2023 and 2022, respectively, related to the acquisitions in those periods (see Note 3). Additionally, NEP recorded a reduction of AROs of approximately $6 million in 2023 and additional AROs of $8 million in 2022, for revisions in estimated cash flows due to revised cost estimates.

Investments in Unconsolidated Entities – NEP accounts for the investments in its unconsolidated entities under the equity method. NEP’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings of equity method investees and equity in earnings (losses) of non-economic ownership interests in NEP's consolidated statements of income. NEP records losses of the unconsolidated entities only to the extent of its investment unless there is an obligation to provide further financial support for the investee. All equity in earnings (losses) of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. See Note 10 and Note 11. NEP evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired. An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value.

Variable Interest Entities (VIEs) – An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. NEP evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 11.

Leases – NEP determines if an arrangement is a lease at inception. NEP recognizes a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEP has elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for substantially all classes of underlying assets except for purchase power agreements. ROU assets are included primarily in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEP's consolidated balance sheets. Operating lease expense is included in O&M expense, interest and amortization expense associated with finance leases are included in interest expense and depreciation and amortization expense, respectively, and rental income associated with operating leases and interest income associated with sales-type leases are included in operating revenues in NEP’s consolidated statements of income. See Note 12.

Disposal of Pipeline – In 2022, subsidiaries of NEP sold all of their ownership interests in an approximately 156-mile, 16-inch pipeline that transports natural gas in Texas to a third party for total consideration of approximately $203 million. Approximately $70 million of the cash proceeds from the sale were distributed to the third-party owner of noncontrolling Class B membership interests in STX Midstream (see Note 14 – Class B Noncontrolling Interests). In connection with the sale, NEP recorded a gain of approximately $20 million ($18 million after tax) in the second quarter of 2022 and $10 million ($9 million after tax) in the third quarter of 2022 upon resolution of a contingency.

Disposal of Wind Project – In January 2023, a subsidiary of NEP completed the sale of a 62 megawatt (MW) wind project located in Barnes County, North Dakota for approximately $50 million. Approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of noncontrolling Class B membership interests in NEP Renewables II (see Note 14 – Class B Noncontrolling Interests). At December 31, 2022, the carrying amounts of the major classes of assets related to the wind project of approximately $51 million, which primarily represent property, plant and equipment – net, were included in current assets held for sale on NEP's consolidated balance sheet and liabilities of $1 million were included in current liabilities associated with assets held for sale on NEP's consolidated balance sheet.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In December 2021, an indirect subsidiary of NEP completed the asset acquisition of 100% of the Class A membership interests in Star Moon Holdings for a total consideration of approximately $849 million, plus working capital and other adjustments of approximately $6 million and NEP's share of the entities' noncontrolling interests related to differential membership investors of approximately $910 million at the time of closing.

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

The wind and solar generation facilities listed above were under construction by NEER when the acquisition was announced. At closing, three projects (Dodge Flat Solar, Elora Solar and Fish Springs Ranch Solar) remained under construction and NEER agreed to continue to manage the construction of such projects after the acquisition, at its own cost, and to contribute to those projects any capital necessary for the construction of the projects. Construction of the three projects was completed and the projects entered service during the first quarter of 2022. In December 2021, NEER sold the remaining 50% noncontrolling ownership interest in the wind and solar generation facilities to a third party, which is reflected as noncontrolling interests on NEP's consolidated balance sheets (see Note 2 – Noncontrolling Interests). NEER will operate the wind and solar generation facilities under O&M and ASAs (see Note 15).

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In connection with the asset acquisition of Star Moon Holdings, NEP recorded the following balances:

(millions)
Total consideration transferred	$855
Identifiable assets acquired and liabilities assumed
Cash	$21
Accounts receivable, inventory and prepaid expenses	14
Due from related parties(a)	1,015
Property, plant and equipment – net	3,695
Intangible assets – PPAs	107
Noncurrent other assets	48
Accounts payable, accrued expenses and current other liabilities(a)	(1,038)
Asset retirement obligation	(70)
Intangible liabilities – PPAs	(179)
Noncurrent other liabilities	(65)
Redeemable noncontrolling interests(b)	(321)
Noncontrolling interests	(2,372)
Total net identifiable assets	$855
____________________
(a)    Due from related parties reflects the amounts due from NEER which were used to pay accounts payable and accrued expenses related to the construction of the projects acquired.
(b)    See Note 2 – Redeemable Noncontrolling Interests.

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

In September 2022, an indirect subsidiary of NEP acquired from NEER interests in Sunlight Renewables Holdings which represent an indirect 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW. The purchase price for the asset acquisition consisted of cash consideration of approximately $191 million, plus working capital and other adjustments of $2 million. The purchase price was allocated primarily to property, plant and equipment – net of

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately $435 million and noncontrolling interests of $242 million, including $147 million relating to differential membership interests, based on the fair value of assets acquired and liabilities assumed. NEER operates the battery storage facility under O&M and ASAs (see Note 15).

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

At closing, Yellow Pine was under construction by NEER and NEER agreed to continue to manage the construction of the project after acquisition, at its own cost, and to contribute to the project any capital necessary for the construction of the project. In July 2023, Yellow Pine achieved commercial operations. In March 2023, upon receipt of regulatory approvals and the achievement of commercial operations, Eight Point Wind (Eight Point), an approximately 111 MW wind generation facility in New York, was transferred to Emerald Breeze. See Note 14 – Class B Noncontrolling Interests.

The purchase price included total consideration of approximately $805 million, plus working capital and other adjustments of approximately $4 million and NEP's share of the portfolio’s existing noncontrolling interests related to differential membership investors of approximately $1.4 billion at the time of closing. In March 2023, NEP sold differential membership interests in Eight Point to third-party investors for proceeds of approximately $92 million.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the December 2022 asset acquisition, NEP recorded the following balances:

(millions)
Total consideration transferred	$813
Identifiable assets acquired and liabilities assumed
Cash	$14
Accounts receivable, inventory and prepaid expenses	12
Due from related parties(a)	836
Current other assets(b)	118
Property, plant and equipment – net	3,503
Noncurrent other assets	16
Accounts payable, accrued expenses and current other liabilities(a)	(771)
Due to related parties(c)	(80)
Long-term debt(d)	(46)
Asset retirement obligation	(27)
Intangible liabilities – PPAs	(986)
Noncurrent other liabilities	(6)
Noncontrolling interests	(1,770)
Total net identifiable assets	$813
____________________
(a)    Due from related parties reflects the amounts due from NEER which were used to pay accounts payable and accrued expenses related to the construction of the projects acquired.
(b)    Includes an approximately $71 million deposit relating to Eight Point which was transferred to Emerald Breeze in March 2023 as discussed above.
(c)    Due to related parties reflects amounts due to a NEE subsidiary related to construction costs, which costs are reimbursed by NEER.
(d)    See Note 15 – Related Party Long-Term Debt.

In June 2023, an indirect subsidiary of NEP acquired from indirect subsidiaries of NEER ownership interests in a portfolio of wind and solar generation facilities with a combined generating capacity totaling approximately 688 MW (2023 acquisition) for cash consideration of approximately $566 million, plus working capital of $32 million and the assumption of the portfolio’s existing debt and related interest rate swaps of approximately $141 million at time of closing. The acquired portfolio also included noncontrolling interests related to differential membership investors of approximately $165 million at time of closing. The acquisition included the following assets:

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the final amounts recognized by NEP for the estimated fair value of assets acquired and liabilities assumed in the 2023 acquisition:

(millions)
Total consideration transferred	$598
Identifiable assets acquired and liabilities assumed
Cash	$15
Accounts receivable, inventory and prepaid expenses	17
Current derivative assets	4
Property, plant and equipment – net	764
Intangible assets – PPAs	141
Goodwill	21
Noncurrent derivative assets	8
Noncurrent other assets	5
Accounts payable, accrued expenses and current other liabilities	(5)
Long-term debt	(153)
Asset retirement obligation	(12)
Intangible liabilities – PPAs	(37)
Noncurrent other liabilities	(5)
Noncontrolling interest	(165)
Total net identifiable assets, at fair value	$598

NEP incurred approximately $3 million in acquisition-related costs during the year ended December 31, 2023 which are reflected as operations and maintenance in the consolidated statements of income.

The amounts of revenues, operating income, net income (loss) and net income attributable to NEP included in NEP's consolidated statement of income related to the 2023 acquisition for the period after closing through December 31, 2023 are as follows:

(millions)
Revenues	$39
Operating income	$10
Net income (loss)	$(7)
Net income attributable to NEP	$4

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the 2023 acquisition been completed on January 1, 2022 and the August 2021 acquisition, the October 2021 acquisition and the Coram II acquisition been completed on January 1, 2020 are as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$1,120	$1,051	$807
Pro forma operating income (loss)	$(9)	$82	$77
Pro forma net income	$223	$1,151	$411
Pro forma net income attributable to NEP	$211	$497	$143
The unaudited pro forma consolidated results of operations include adjustments to:

•reflect the historical results of the businesses acquired had the 2023 acquisition been completed on January 1, 2022 and the August 2021 acquisition, the October 2021 acquisition and the Coram II acquisition been completed on January 1, 2020, assuming consistent operating performance over all periods;
•reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment – net and the intangible assets – PPAs – net;
•reflect assumed interest expense related to funding the acquisitions; and
•reflect related income tax effects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the years presented or the future results of the consolidated operations.

4. Discontinued Operations

In December 2023, a subsidiary of NEP completed the sale of its ownership interests in the Texas pipelines. NEP received total cash consideration of approximately $1.8 billion subject to post-closing working capital adjustments. NEP used a portion of the proceeds from the sale to pay off the South Texas Midstream Holdings, LLC outstanding debt of approximately $437 million. NEP recognized a gain on disposal of the Texas pipelines of approximately $375 million ($329 million after tax), which is reflected in income from discontinued operations in its consolidated statement of income for the year ended December 31, 2023. NEP incurred approximately $15 million in disposal-related costs during the year ended December 31, 2023 which are reflected as operations and maintenance in the consolidated statement of income.

NEP's results of operations for the Texas pipelines are presented as income from discontinued operations on its consolidated statements of income for the years ended December 31, 2023, 2022 and 2021. The assets and liabilities of the Texas pipelines are presented as held for sale on NEP's consolidated balance sheet at December 31, 2022.

The table below presents the financial results of the Texas pipelines included in income from discontinued operations:

	Years Ended December 31,
	2023	2022	2021
	(millions)
OPERATING REVENUES(a)	$224	$242	$260
OPERATING EXPENSES
Operations and maintenance(b)	30	44	45
Depreciation and amortization	32	36	37
Taxes other than income taxes and other	8	9	8
Total operating expenses – net	70	89	90
GAIN ON DISPOSAL OF A BUSINESS	375	—	—
OPERATING INCOME	529	153	170
OTHER INCOME (DEDUCTIONS)
Interest expense	(22)	5	(3)
Equity in earnings of equity method investees	2	6	2
Other – net	—	(2)	—
Total other income (deductions) – net	(20)	9	(1)
INCOME BEFORE INCOME TAXES	509	162	169
INCOME TAXES	59	10	11
INCOME FROM DISCONTINUED OPERATIONS(c)	$450	$152	$158
____________________
(a)    Represents service revenues earned under gas transportation agreements. Includes related party revenues of approximately $32 million, $23 million and $40 million for 2023, 2022 and 2021, respectively. Includes revenues attributable to foreign countries related to NEP's contract with a Mexican counterparty of approximately $144 million, $155 million and $141 million for 2023, 2022 and 2021, respectively.
(b)    Includes related party amounts of approximately $12 million, $33 million and $40 million for 2023, 2022 and 2021, respectively.
(c)    Includes net income attributable to noncontrolling interests of approximately $281 million, $120 million and $125 million for 2023, 2022 and 2021, respectively. Income tax expense attributable to noncontrolling interests for all periods are less than $1 million.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the aggregate carrying amounts for the major classes of assets and liabilities held for sale related to the Texas pipelines:

December 31, 2022
(millions)
ASSETS HELD FOR SALE
Current assets held for sale:
Cash and cash equivalents	$9
Accounts receivable	20
Due from related parties	4
Inventory	2
Other	9
Total current assets held for sale	44
Noncurrent assets held for sale:
Property, plant and equipment – net	758
Intangible assets – customer relationships – net(a)	526
Goodwill	79
Investments in equity method investees	42
Other	3
Total noncurrent assets held for sale	1,408
TOTAL ASSETS HELD FOR SALE	$1,452
LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE
Current liabilities associated with assets held for sale:
Accounts payable and accrued expenses	$1
Due to related parties	5
Accrued property taxes	8
Other	6
Total current liabilities associated with assets held for sale	20
Noncurrent liabilities associated with assets held for sale:
Other	3
Total noncurrent liabilities associated with assets held for sale	3
TOTAL LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	$23
____________________
(a)    Reflects intangible asset – customer relationships related to the acquisition of the Texas pipelines in 2015 which were amortized on a straight-line basis over the estimated useful life of approximately 40 years. At December 31, 2022, accumulated amortization related to the intangible asset – customer relationships was approximately $114 million. Amortization expense for intangible asset – customer relationships was approximately $13 million, $17 million and $17 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NEP has elected not to separately disclose discontinued operations on its consolidated statements of cash flows. Long-lived assets are not depreciated or amortized once they are classified as held for sale. The table below presents cash flows from discontinued operations for major captions on the consolidated statements of cash flows related to the Texas pipelines:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Depreciation and amortization	$32	$36	$37
Change in value of derivative contracts	$14	$(14)	$(6)
Deferred income taxes	$59	$10	$11
Gain on disposal of a business	$375	$—	$—
Capital expenditures and other investments	$(137)	$(33)	$(11)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and natural gas transportation agreements (see Note 4 regarding sale of the Texas pipelines). NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible asset – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. NEP’s operating revenues for the years ended December 31, 2023, 2022 and 2021 are revenue from contracts with customers for renewable energy sales of approximately $1,059 million, $941 million and $704 million, respectively, and revenue from contracts with customers for natural gas transportation services, substantially all of which is included in discontinued operations, of $222 million, $241 million and $237 million, respectively. NEP's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

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
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2052, will vary based on the volume of energy delivered. At December 31, 2023, NEP expects to record approximately $169 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

6. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEP's consolidated statements of income. At December 31, 2023 and 2022, the net notional amounts of the interest rate contracts were approximately $3,138 million and $7,836 million, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in NEP's consolidated statements of income. At December 31, 2023 and 2022, NEP had derivative commodity contracts for power with net notional volumes of approximately 4.6 million and 5.7 million MW hours, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in NEP's consolidated statements of cash flows.

Fair Value Measurement of Derivative Instruments – The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or other observable inputs (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEP uses different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or similar assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. NEP’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. Transfers between fair value hierarchy levels occur at the beginning of the period in which the transfer occurred.

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

The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2023 and 2022, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's consolidated balance sheets.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$195	$—	$4	$199
Commodity contracts	$—	$—	$1	$—	1
Total derivative assets					$200
Liabilities:
Interest rate contracts	$—	$30	$—	$4	$34
Commodity contracts	$—	$—	$21	$—	21
Total derivative liabilities					$55

Net fair value by balance sheet line item:
Current other assets					$61
Noncurrent other assets					139
Total derivative assets					$200

Current other liabilities					$18
Noncurrent other liabilities					37
Total derivative liabilities					$55
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$459	$—	$(26)	$433
Commodity contracts	$—	$—	$3	$(2)	1
Total derivative assets					$434
Liabilities:
Interest rate contracts	$—	$37	$—	$(26)	$11
Commodity contracts	$—	$—	$5	$(2)	3
Total derivative liabilities					$14

Net fair value by balance sheet line item:
Current other assets					$65
Noncurrent other assets					369
Total derivative assets					$434

Current other liabilities					$12
Noncurrent other liabilities					2
Total derivative liabilities					$14
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's derivatives are recorded in NEP's consolidated financial statements as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Interest rate contracts – interest expense	$(122)	$1,018	$163
Interest rate contracts – income from discontinued operations	$2	$15	$5
Commodity contracts – operating revenues	$(20)	$2	$—

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2023 and 2022, the aggregate fair value of NEP's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $30 million and $37 million, respectively.

7. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEP's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 6 – Fair Value Measurements of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on NEP's consolidated balance sheets is estimated using a market approach based on current observable market prices.

Recurring Non-Derivative Fair Value Measurements – NEP’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$—	$—	$—	$5	$—	$5
Total assets	$—	$—	$—	$5	$—	$5

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,289	$6,136	$5,288	$5,105
____________________
(a)    At December 31, 2023 and December 31, 2022, approximately $6,120 million and $5,086 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At December 31, 2023 and 2022, approximately $1,446 million and $1,510 million, respectively, of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes and is estimated using Level 2.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Income Taxes

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Continuing operations	$(257)	$1,130	$303
Discontinuing operations(a)	509	162	169
Total income before income taxes	$252	$1,292	$472
____________________
(a)    See Note 4.

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Federal:
Current	$—	$—	$1
Deferred	(28)	118	24
Total federal	(28)	118	25
State:
Current	—	—	1
Deferred	3	43	11
Total state	3	43	12
Income tax expense (benefit) from continuing operations	(25)	161	37
Income taxes from discontinued operations	59	10	11
Total income taxes	$34	$171	$48

A reconciliation of U.S. federal income tax at the statutory rate to the actual income taxes is as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Income tax expense (benefit) at U.S. statutory rate of 21%	$(54)	$237	$63
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	54	(110)	(32)
State income taxes – net of federal income tax benefit	2	33	10
Renewable energy tax credits	(28)	(2)	(2)
Other – net	1	3	(2)
Income tax expense (benefit) from continuing operations	$(25)	$161	$37

The effective tax rate for continuing operations was approximately 10%, 14% and 12% for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. NEP believes that it is more likely than not that the deferred tax assets at December 31, 2023 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax effects of temporary differences giving rise to NEP's deferred income tax liabilities and assets are as follows:

	December 31,
	2023	2022
	(millions)
Deferred tax liabilities:
Investment in partnership(a)(b)	$(263)	$(199)
Total deferred tax liabilities	(263)	(199)
Deferred tax assets:
Net operating loss carryforwards(b)	418	363
Tax credit carryforwards	41	15
Valuation allowance	(3)	(4)
Total deferred tax assets	456	374
Net deferred income taxes	$193	$175
____________________
(a)    At December 31, 2023 and 2022, includes a deferred tax asset of approximately $10 million and $18 million, respectively, of interest limitation carryforward with an indefinite expiration period.
(b)    In 2023, excludes approximately $65 million of tax impacts relating to taxable gains, which are estimated to be $258 million as of December 31, 2023, expected to be allocated to NEE Equity. See Note 15 – Tax Allocations.

Deferred tax assets and liabilities included on NEP's consolidated balance sheets are as follows:

	December 31,
	2023	2022
	(millions)
Noncurrent other assets	$215	$195
Noncurrent other liabilities	(22)	(20)
Net deferred income taxes	$193	$175

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2023 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$363		2034 – 2037
State	55		2028 – 2043
Total net operating loss carryforwards	$418	(a)
Tax credit carryforwards	$41	(b)	2024 – 2043
____________________
(a)    Includes approximately $218 million and $7 million of federal and state, respectively, net operating loss carryforwards with an indefinite expiration period.
(b)    In December 2023, NEP OpCo entered into an agreement to sell renewable energy tax credits earned in 2023. NEP expects to receive cash of approximately $24 million relating to its portion of the proceeds in the first quarter of 2024.

During 2023 and 2022, NEP recorded state tax liabilities of approximately less than $1 million and $1 million (net of federal tax benefit), respectively, related to unrecognized tax benefits of prior year state tax filing positions. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $5 million (net of federal tax benefit). The open tax years in all jurisdictions are 2014 through 2022.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2023	2022	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$16,079	$14,639	3 – 35
Land improvements and buildings	669	609	3 – 39
Land, including perpetual rights-of-way	78	68
Construction work in progress	26	404
Other depreciable assets	447	425	3 – 35
Property, plant and equipment, gross	17,299	16,145
Accumulated depreciation	(2,462)	(1,954)
Property, plant and equipment – net	$14,837	$14,191
________________________
(a)    Approximately 92% of power generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was approximately $504 million, $378 million and $242 million, respectively. A number of NEP's generation facilities are encumbered by liens securing various financings. The net book value of NEP's assets serving as collateral was approximately $3.9 billion at December 31, 2023.

10. Equity Method Investments

At December 31, 2023, investments in equity method investees primarily includes the approximately 50% ownership interest in Desert Sunlight Investment Holdings, LLC, approximately 50% ownership interest in Rosmar Holdings, LLC (Rosmar), the ownership interest in Meade Pipeline Co, LLC (Meade), including Meade's ownership interest in the Central Penn Line (CPL), the 40% ownership interest in Pine Brooke Class A Holdings, LLC (Pine Brooke Holdings) and the 33.3% ownership interests in certain projects acquired in October 2021 (see Note 3). NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have controlling interests in these entities.

Summarized information for these equity method investees is as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Revenues	$333	$332	$315
Operating income	$128	$125	$161
Net income(a)	$229	$297	$258
________________________
(a)    Includes the earnings from equity method investee related to Meade's ownership interest in CPL.

	December 31, 2023	December 31, 2022
	(millions)
Current assets	$159	$163
Noncurrent assets(a)	$4,759	$4,927
Current liabilities	$75	$85
Noncurrent liabilities	$1,280	$1,355

NEP's share of underlying equity in the equity method investees	$2,011	$2,035
Difference between investment carrying amounts and underlying equity in net assets(b)	(158)	(160)
NEP's investment carrying amounts	$1,853	$1,875
________________________
(a)    Includes the equity method investment related to Meade's ownership interest in CPL
(b)    Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At December 31, 2023, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at December 31, 2023, NEP OpCo consolidated 20 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 – Noncontrolling Interests) in entities which own and operate 40 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $11,453 million and $552 million, respectively, at December 31, 2023. There were 21 VIEs at December 31, 2022 and the assets and liabilities of those VIEs at such date totaled approximately $12,127 million and $1,336 million, respectively.

At December 31, 2023 and 2022, NEP OpCo also consolidated five and six VIEs, respectively, which related to the sales of noncontrolling Class B membership interests in certain NEP subsidiaries (Class B VIEs). See Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests. These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs – net and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $13,576 million and $2,693 million, respectively, at December 31, 2023 and $16,448 million and $3,456 million, respectively, at December 31, 2022. At December 31, 2022, a portion of these assets and liabilities are included in assets and liabilities held for sale on NEP's consolidated balance sheet (see Note 4). Certain of the Class B VIEs include six other VIEs related to NEP's ownership interests in Rosmar, Silver State, Meade, Pine Brooke Holdings, Star Moon Holdings and Emerald Breeze. In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,640 million and $8,088 million of assets and $437 million and $1,198 million of liabilities are also included in the disclosure of the VIEs related to differential membership interests at December 31, 2023 and 2022, respectively.

At December 31, 2023, NEP OpCo consolidated Sunlight Renewables Holdings which is a VIE (see Note 3). The assets, primarily property, plant and equipment – net, and the liabilities, primarily asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $440 million and $10 million, respectively, at December 31, 2023 and $443 million and $10 million, respectively, at December 31, 2022. This VIE contains entities which have sold differential membership interests and approximately $353 million and $344 million of assets and $10 million and $10 million of liabilities at December 31, 2023 and 2022, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs. See Note 10.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At December 31, 2023 and 2022, NEP's equity method investment related to the non-economic ownership interests of approximately $111 million and $98 million, respectively, is reflected as noncurrent other assets on NEP's consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

12. Leases

NEP has operating and finance leases primarily related to land use agreements for certain of its renewable energy projects. At December 31, 2023 and 2022, NEP had recorded right-of-use (ROU) assets for operating leases of approximately $27 million

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and $24 million, respectively, and operating lease liabilities of $31 million and $26 million, respectively. At December 31, 2023 and 2022, NEP's ROU assets for finance leases totaled approximately $46 million and $47 million, respectively, and finance lease liabilities totaled $49 million and $51 million, respectively. NEP’s operating lease liabilities were calculated based on a weighted average discount rate of 4.25% and 4.04% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 26 years and 25 years, at December 31, 2023 and 2022, respectively. NEP's finance lease liabilities were calculated based on a weighted average discount rate of 3.55% and 3.55% with a weighted-average remaining lease term of 33 years and 34 years, at December 31, 2023 and 2022, respectively. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are either fixed based on the terms of the related lease agreement or variable primarily based on the amount of generation at the renewable energy project. NEP’s operating and finance leases with fixed payments have expiration dates ranging from 2028 to 2058. NEP recognized approximately $2 million, $2 million and $3 million in 2023, 2022 and 2021, respectively, of operating lease costs associated with its ROU assets and lease obligations which are included in O&M expenses in NEP’s consolidated statements of income. In addition, approximately $6 million, $8 million and $7 million was recorded related to variable lease costs in 2023, 2022 and 2021, respectively. Other operating and finance lease-related amounts were not material to NEP’s consolidated statements of income or cash flows for the periods presented. At December 31, 2023, NEP's lease agreements call for fixed payments of approximately $4 million annually over the next five years and $118 million thereafter.

NEP has operating leases and a sales-type lease relating to battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2023 and 2022, the net investment in sales-type lease is approximately $15 million and $16 million, respectively. At December 31, 2023, the power sales agreements have expiration dates from 2037 to 2041 and NEP expects to receive approximately $676 million of lease payments over the remaining term of the power sales agreement with no one year being material. Operating and sales-type lease-related amounts relating to battery storage facilities were not material to NEP's consolidated statements of income for the periods presented.

13. Debt

NEP’s long-term debt agreements require monthly, quarterly or semi-annual payments of interest. Principal payments on the senior secured limited-recourse debt are primarily due monthly or semi-annually. The carrying value of NEP’s long-term debt consists of the following:

	December 31,
	2023			2022
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
NEP:
Senior unsecured convertible notes – fixed(a)	2024 – 2026	$1,600	0.78%	$1,600	0.78%
NEP OpCo:
Senior unsecured notes – fixed(b)	2024 – 2029	2,550	5.11%	1,800	4.22%
Project level:
Senior secured limited-recourse debt – fixed	2033	18	4.52%	20	4.52%
Senior secured limited-recourse debt – variable(c)(d)	2026 – 2032	1,983	7.06%	1,529	5.83%
Bank loan(c)(d)		—	—%	200	6.13%
Other long-term debt – variable(c)(d)	2028	128	7.49%	141	6.73%
Other long-term debt – fixed(e)	2026 – 2031(e)	63	0.08%	49	0.13%
Unamortized debt issuance costs and discount		(53)		(51)
Total long-term debt		6,289		5,288
Less current portion of long-term debt		1,348		38
Long-term debt, excluding current portion		$4,941		$5,250
________________________
(a)    See additional discussion of the convertible notes and the NEP OpCo credit facility below.
(b)    The NEP OpCo senior unsecured notes are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP and a direct subsidiary of NEP OpCo.
(c)    Variable rate is based on an underlying index plus a margin.
(d)    Interest rate contracts, primarily swaps, have been entered into for a majority of these debt issuances. See Note 6.
(e)    See Note 15 – Related Party Long-term Debt.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Minimum annual maturities of long-term debt are approximately $1,348 million, $702 million, $2,047 million, $627 million and $785 million for 2024, 2025, 2026, 2027 and 2028, respectively.

NEP OpCo and its direct subsidiary (loan parties) are parties to a variable rate, senior secured revolving credit facility (NEP OpCo credit facility). At December 31, 2023, the NEP OpCo credit facility provided up to $2.5 billion of revolving credit loans and included borrowing capacity of up to $400 million for letters of credit and incremental commitments to increase the NEP OpCo credit facility to up to $3.25 billion in the aggregate, subject to certain conditions. Borrowings under the NEP OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The NEP OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on NEP OpCo's leverage ratio (as defined in the NEP OpCo credit facility). At December 31, 2023, approximately $53 million of letters of credit were issued under the NEP OpCo credit facility primarily related to debt service reserves and as security for certain financing agreements of NEP OpCo's subsidiaries. In February 2024, the loan parties extended the maturity date for substantially all of the NEP OpCo credit facility to 2029.

The long-term debt agreements discussed above contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents including financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum interest coverage ratio. Additionally, under the NEP OpCo credit facility, NEP OpCo and its direct subsidiary are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the NEP OpCo credit facility are guaranteed by NEP OpCo and NEP and the NEP OpCo senior unsecured notes are guaranteed by NEP and a direct subsidiary of NEP OpCo.

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

The long-term debt agreements listed above all contain provisions which, under certain conditions, restrict the payment of dividends and other distributions. At December 31, 2023, NEP and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

During 2022, NEP issued $500 million principal amount of senior unsecured convertible notes due 2026 (2022 convertible notes). The 2022 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2022 convertible notes in accordance with the related indenture. Upon conversion of the 2022 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At February 20, 2024, the conversion rate, which is subject to certain adjustments, was 10.5339 NEP common units per $1,000 of the 2022 convertible notes, which is equivalent to a conversion price of approximately $94.9316 per NEP common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2022 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2022 convertible notes to be repurchased, plus accrued and unpaid interest, if any. The 2022 convertible notes are not redeemable at NEP’s option prior to maturity.

NEP entered capped call transactions (2022 capped call) in connection with the issuance of the 2022 convertible notes. Under the 2022 capped call, NEP purchased capped call options which at February 20, 2024 have a strike price of $94.9316 and a cap price of $118.6650, subject to certain adjustments. The 2022 capped call was purchased for approximately $31 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2022 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units up to the cap price (if NEP elects to settle in NEP common units).

During 2021, NEP issued $500 million principal amount of senior unsecured convertible notes due 2024 (2021 convertible notes). The 2021 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2021 convertible notes in accordance with the related indenture. Upon conversion of the 2021 convertible notes, NEP will pay cash up to the aggregate principal amount of the

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. At February 20, 2024, the conversion rate, which is subject to certain adjustments, was 11.3323 NEP common units per $1,000 of the 2021 convertible notes, which is equivalent to a conversion price of approximately $88.2433 per NEP common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2021 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2021 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2021 convertible notes are not redeemable at NEP’s option prior to maturity.

NEP entered capped call transactions (2021 capped call) in connection with the issuance of the 2021 convertible notes. Under the 2021 capped call, NEP purchased capped call options which at February 20, 2024 have a strike price of $88.2433 and a cap price of $110.3038, subject to certain adjustments. The 2021 capped call was purchased for approximately $31 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2021 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units up to the cap price (if NEP elects to settle in NEP common units).

During 2020, NEP issued $600 million principal amount of senior unsecured convertible notes due 2025 (2020 convertible notes). In connection with the issuance of the 2020 convertible notes, NEP recorded the value of the conversion option of approximately $64 million in common units equity. The 2020 convertible notes are unsecured obligations of NEP and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by NEP OpCo. A holder may convert all or a portion of its 2020 convertible notes in accordance with the related indenture. Upon conversion of the 2020 convertible notes, NEP will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the aggregate principal amount of the notes being converted. In February 2024, as a result of the distribution authorized by NEP's Board of Directors (see Note 14 – Distributions), the conversion ratio of NEP's 2020 convertible notes was adjusted. At February 20, 2024, the conversion rate, which is subject to certain adjustments, was 13.7036 NEP common units per $1,000 of the 2020 convertible notes, which rate is equivalent to a conversion price of approximately $72.9735 per NEP common unit. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2020 convertible notes may require NEP to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2020 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2020 convertible notes are not redeemable at NEP’s option prior to maturity.

NEP entered a capped call transaction (2020 capped call) in connection with the issuance of the 2020 convertible notes. Under the 2020 capped call, NEP purchased capped call options which at February 20, 2024 have a strike price of $72.9735 and a cap price of $115.5417, subject to certain adjustments. The 2020 capped call was purchased for approximately $63 million, which was recorded as a reduction to common units equity on NEP's consolidated balance sheets. If, upon conversion of the 2020 convertible notes, the price per NEP common unit during the relevant valuation period is above the strike price, there would generally be a payment to NEP (if NEP elects to cash settle) or an offset of potential dilution to NEP's common units up to the cap price (if NEP elects to settle in NEP common units).

14. Equity

Distributions – During 2023, 2022 and 2021, NEP distributed approximately $309 million, $254 million and $198 million, respectively, to its common unitholders. In addition, NEP paid approximately $82 million in distributions to its common unitholders in February 2024.

Earnings Per Unit – Diluted earnings per unit are based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes. The dilutive effect of the 2022 convertible notes, 2021 convertible notes and 2020 convertible notes is calculated using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The reconciliation of NEP's basic and diluted earnings per unit is as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions, except per unit amounts)
Numerator:
From continuing operations – basic and assuming dilution	$31	$445	$104
From discontinuing operations – basic and assuming dilution	169	32	33
Net income attributable to NEP	$200	$477	$137
Denominator:
Weighted-average number of common units outstanding – basic	91.6	84.9	77.2
Effect of dilutive convertible notes	—	—	0.2
Weighted-average number of common units outstanding – assuming dilution	91.6	84.9	77.4
Earnings per common unit attributable to NextEra Energy Partners, LP – basic and assuming dilution:
From continuing operations	$0.34	$5.24	$1.34
From discontinued operations	1.84	0.38	0.43
Earnings per common unit attributable to NextEra Energy Partners, LP – basic and assuming dilution	$2.18	$5.62	$1.77

ATM Program – NEP has an at-the-market equity issuance program (ATM program), which was most recently renewed in 2023, pursuant to which NEP may issue, from time to time, up to $500 million of its common units. During the years ended December 31, 2023, 2022 and 2021, NEP issued approximately 5.1 million common units, 1.8 million common units and 0.7 million common units under the ATM program for gross proceeds of approximately $316 million, $145 million and $50 million, respectively. Fees related to the ATM program totaled approximately $3 million, $1 million and less than $1 million in 2023, 2022 and 2021, respectively.

Common Unit Issuances – During 2023 and 2022, NEP issued approximately 1.7 million NEP common units and 0.8 million NEP common units, respectively, upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Class B Noncontrolling Interests – Subsidiaries of NEP sold noncontrolling Class B membership interests in NEP Renewables II, NEP Pipelines, Genesis Holdings, NEP Renewables III and NEP Renewables IV as described below:

	NEP Renewables II	NEP Pipelines	Genesis Holdings	NEP Renewables III	NEP Renewables IV
Underlying projects/pipeline	Renewable energy projects with a combined net generating capacity of approximately 1,130 MW(a)	Equity method interest in a natural gas pipeline located in Pennsylvania	Renewable energy projects with a combined net generating capacity of approximately 1,124 MW	Renewable energy projects with a combined net generating capacity of approximately 1,260 MW	Renewable energy projects with a combined net generating capacity of approximately 2,046 MW
Date of sale	June 11, 2019	November 13, 2019	December 18, 2020	December 28, 2021	December 15, 2022
Gross proceeds	$900 million(a)	$168 million	$1,243 million(b)	$816 million(c)	$887 million(d)
Initial allocation of distributable cash to Class B investors	5%	1%	25%(b)	65%(c)	17%(d)
Period for initial allocation	6 years	6 years	10 years	10 years	10 years
Period for initial allocation if minimum buyouts have not occurred	4.5 years	5 years	6.75 years	6 years	6.5 years
Allocation of distributable cash to Class B investors after initial allocation period	99%	99%	80%(b)	99%	99%
Date buyout period begins	December 11, 2022	May 13, 2023	December 18, 2025	December 28, 2026	December 15, 2027
Buyout right timing(e)(f)	Periodically, and for partial interests between years 3.5 and 6(a)	Periodically, and for partial interests between years 3.5 and 6.5	Periodically, and for partial interests between years 5 and 10	Periodically, and for partial interests between years 5 and 10	Periodically, and for partial interests between years 5 and 10
Percentage of buyout price that can be paid in NEP non-voting common units at current market price(g)	70%	100%	100%	100%	100%
____________________
(a)Reflects the sale of ownership interests in one wind project with a net generating capacity of approximately 62 MW which were sold to a third party in January 2023. Approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests (see Note 2 – Disposal of Wind Project). In December 2023, NEP paid aggregate cash consideration of approximately $180 million to the third-party investor after electing to exercise the buyout right and purchase 15% of the Class B membership interests in NEP Renewables II.
(b)At December 31, 2020, NEP retained certain Class B membership interests in Genesis Holdings which were sold to the Class B investors for approximately $493 million at a final funding in June 2021. Prior to the final Class B funding, NEP received approximately 83% of Genesis Holdings’ cash distributions and the third-party investors received 17%. The allocation of distributable cash to Class B investors increases to 99% if NEP has not exercised certain buyout rights by September 18, 2027, but after December 18, 2030, the allocation of distributable cash to Class B investors decreases to 80%, subject to certain adjustments.
(c)At December 31, 2021, NEP retained certain Class B membership interests in NEP Renewables III which were sold to the Class B investors for approximately $408 million at a final funding in June 2022. Prior to the final Class B funding, NEP received approximately 67.5% of NEP Renewables III's cash distributions and the third-party investors received 32.5%.
(d)At December 31, 2022, NEP retained certain Class B membership interests in NEP Renewables IV which were sold to the Class B investors for approximately $177 million at a final funding in November 2023. Prior to the final Class B funding, NEP received approximately 86% of NEP Renewables IV's cash distributions and the third-party investors received 14%.
(e)The buyout right is subject to certain limitations and/or extensions in the respective agreements, including, but not limited to, NEP being able to purchase a maximum of the Class B units following anniversaries specified in certain of the agreements.
(f)Each limited liability company agreement provides the Class B investor the right to require NEP to repurchase the Class B membership interests in the event of a specified change in control of NEP at a stated rate of return.
(g)NEP may elect to pay the buyout price in NEP non-voting common units or cash (or any combination thereof), subject to conditions and limitations set forth in the applicable agreements. Percentages shown represent the maximum percentages NEP expects it can pay in NEP non-voting common units without the acquiescence of the Class B investor, subject to applicable closing conditions. Holders of the NEP non-voting common units will have the right to receive pro rata quarterly cash distributions and the right to convert, subject to certain limitations, the NEP non-voting common units into NEP common units on a one-for-one basis.

In 2019, a subsidiary of NEP sold noncontrolling Class B membership interests in STX Midstream, NEP's subsidiary which owned natural gas pipelines in Texas (see Note 2 – Disposal of Pipeline and Note 4), to a third-party investor. While the third-party investor owned the noncontrolling Class B membership interests in STX Midstream, the third-party investor received 12.5% of STX Midstream's distributable cash. During 2023, NEP paid aggregate cash consideration of approximately $792 million to the third-party investor after electing to exercise the buyout right and purchase all of the Class B membership interests in STX Midstream.

In 2018, a subsidiary of NEP sold noncontrolling Class B membership interests in NEP Renewables, with underlying renewable energy projects with a combined generating capacity of approximately 1,388 MW, to a third-party investor. In November 2021, NEP paid aggregate consideration of approximately $885 million, consisting of 7,253,580 NEP common units and approximately $265 million in cash to the third-party investor after electing to exercise the buyout right and purchase all of the Class B membership interests in NEP Renewables.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Income (Loss) –

	Accumulated Other Comprehensive Income (Loss)
	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2020	$(20)	$(20)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2021	(18)	(18)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2022	(16)	(16)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2023	$(14)	$(14)
AOCI attributable to noncontrolling interest, December 31, 2023	$(7)	$(7)
AOCI attributable to NextEra Energy Partners, December 31, 2023	$(7)	$(7)

15. Related Party Transactions

Each project entered into O&M and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in NEP's consolidated statements of income. Additionally, certain NEP subsidiaries pay affiliates for transmission and retail power services which are reflected as operations and maintenance in NEP's consolidated statements of income. Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

Management Services Agreement (MSA) – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also made certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by NEP OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. NEP’s O&M expenses for the years ended December 31, 2023, 2022 and 2021 include approximately $51 million, $163 million and $138 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the years ended December 31, 2023, 2022 and 2021 include approximately $8 million, $7 million and $6 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings except as otherwise agreed upon with NEP OpCo. At December 31, 2023 and 2022, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $1,511 million and $298 million, respectively, and are included in due from related parties on NEP’s consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. At December 31, 2023, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2.3 billion related to these obligations.

Due from Related Parties – Current amounts due from related parties on NEP's consolidated balance sheets primarily relate to project sweeps under the CSCS agreement at December 31, 2023. At December 31, 2022, these amounts primarily represent construction completion costs NEER owed NEP associated with the December 2022 acquisition and transfer of Eight Point (see Note 3). Substantially all of these construction costs were subject to structured payables arrangements which were primarily entered into while the projects were owned by NEER. Under NEE's structured payables program, negotiable drafts were issued, backed by NEECH guarantees, to settle invoices with suppliers with payment terms (on average approximately 90 days) that extend the original invoice due date (typically 30 days) and include a service fee. NEE, NEP and their subsidiaries are not party to any contractual agreements between the suppliers and the applicable financial institutions. As of December 31, 2023 and 2022, the due from related parties balance associated with NEE's structured payables program were approximately $5 million and $770 million, respectively, with corresponding amounts in accounts payable and accrued expenses on NEP's consolidated balance sheets.

Related Party Tax Receivable – In 2018, NEP and NEE entered into a tax sharing agreement and, as a result, NEP recorded a related party tax receivable of approximately $18 million which was reflected in noncontrolling interests on NEP's consolidated balance sheets. In June 2023, NEE contributed 100,169 NEP OpCo units to NEP as payment to settle this related party tax receivable and the units were subsequently cancelled. Approximately $13 million, primarily related to the difference between the value of the related party tax receivable and the value of the NEP OpCo units received, was recorded as an adjustment to common unit equity and noncontrolling interests.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze (see Note 3), a subsidiary of NEP acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At December 31, 2023 and 2022, the note payable was approximately $62 million and $48 million, respectively and is included in long-term debt on NEP's consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

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

Transportation and Fuel Management Agreements – In connection with the Texas pipelines (see Note 4), a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) are passed back to the NEP subsidiary. During the years ended December 31, 2023, 2022 and 2021, NEP recognized approximately $17 million, $9 million and $36 million, respectively, in revenues related to the transportation and fuel management agreements which are reflected in income from discontinued operations on the consolidated statements of income. The increase in the recognized revenues in 2021 primarily relates to higher demand and the related impact on natural gas prices during extreme winter weather experienced primarily in Texas during February 2021.

Related Party Note Receivable – As part of the 2016 acquisition from NEER of Seiling Wind Investments, LLC, a subsidiary of NEP acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at the related projects. The Seiling related party note receivable is intended to compensate NEP for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. For each of the years ended December 31, 2023, 2022 and 2021, NEP received payments of approximately $2 million. The Seiling related party note receivable, interest and related payments are reflected in noncontrolling interests on NEP's consolidated financial statements.

Tax Allocations – NEE Equity, as holder of the Class P units, is expected to be allocated for the 2023 tax year taxable gains for U.S. federal income tax purposes estimated as of December 31, 2023 to be approximately $258 million from certain transactions as specified in the NEP OpCo LP Agreement. See Note 2 – Income Taxes, Note 4 and Note 8.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
16. Quarterly Data (Unaudited)

NEP's previously reported condensed consolidated quarterly financial and share-based information has been retrospectively adjusted in the following table to reflect the changes resulting from the Texas pipelines being presented as income from discontinued operations. See Note 4.

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per unit amounts)
2023
Operating revenues	$245	$292	$308	$232
Operating income (loss)	$(35)	$26	$32	$(53)
Income (loss) from continuing operations	$(182)	$56	$100	$(205)
Income from discontinuing operations	$31	$33	$32	$353
Earnings (loss) per common unit attributable to NextEra Energy Partners, LP – basic and assuming dilution:(b)
From continuing operations	$(0.23)	$0.43	$0.47	$(0.35)
From discontinued operations	$0.06	$0.10	$0.10	$1.55

2022
Operating revenues	$226	$302	$237	$204
Operating income (loss)	$(2)	$95	$9	$(58)
Income (loss) from continuing operations	$294	$502	$192	$(19)
Income from discontinuing operations	$39	$36	$40	$37
Earnings per common unit attributable to NextEra Energy Partners, LP – basic:(b)
From continuing operations	$1.62	$2.52	$0.83	$0.31
From discontinued operations	$0.10	$0.09	$0.10	$0.09
Earnings per common unit attributable to NextEra Energy Partners, LP – assuming dilution:(b)
From continuing operations	$1.62	$2.52	$0.82	$0.31
From discontinued operations	$0.10	$0.09	$0.11	$0.09
____________________
(a)In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of NEP's business. The sum of the quarterly amounts may not equal the total for the year due to rounding.
(b)The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common units outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2023, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of December 31, 2023.

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

Item 9B.  Other Information

(b)    During the three months ended December 31, 2023, no director or officer of NEP adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III – OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy Partners and Management" and "Corporate Governance and Board Matters" in NEP's Proxy Statement which will be filed with the SEC in connection with the 2024 Annual Meeting of Unitholders (NEP's Proxy Statement) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2023 with respect to equity compensation under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	961,978
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	961,978

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
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Membership Interest Purchase Agreement, dated as of November 2, 2020, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC, and the Class B purchasers party thereto (filed as Exhibit 2.1 to Form 8-K dated November 2, 2020, File 1-36518)

2.2(a)*
Amendment to Membership Interest Purchase Agreement, dated as of May 16, 2021, among Genesis Solar Holdings, LLC, NextEra Energy Partners, LP, Genesis Solar Funding, LLC and the Class B purchasers thereto (filed as Exhibit 2.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

2.3*
Amendment to Amended and Restated Purchase and Sale Agreement (2021-A Projects Annex), dated as of July 22, 2021, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.3 to Form 10-Q for the quarter ended June 30, 2021, File No. 1-36518)

2.4*
Amendment to Amended and Restated Purchase and Sale Agreement (2021-B Projects Annex), dated as of October 21, 2021, by and among NEP US SellCo LLC, NEP US SellCo II LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-36518)

2.5*
Membership Interest Purchase Agreement, dated as of October 21, 2021, among NEP Renewables III Holdings, LLC, NextEra Energy Partners, LP, NEP Renewables III, LLC, and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 10-Q for the quarter ended September 30, 2021, File No. 1-36518)

2.6*
Amendment to Amended and Restated Purchase and Sale Agreement (2022-A Projects Annex), dated as of April 20, 2022, by and among NEP US SellCo LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)

2.7*
Amendment to Amended and Restated Purchase and Sale Agreement (2022-B Projects Annex), dated as of November 17, 2022, by and among NEP US SellCo LLC, NEP US SellCo II LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated November 17, 2022, File No. 1-36518)

2.8*
Membership Interest Purchase Agreement, dated as of November 17, 2022, among NEP Renewables IV, LLC, NEP Renewables Holdings IV, LLC, NextEra Energy Partners, LP, and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated November 17, 2022, File No. 1-36518)

2.9*
Amendment to Amended and Restated Purchase and Sale Agreement (2023-A Projects Annex), dated as of April 24, 2023, by and among ESI Energy, LLC, NEP US SellCo, LLC, NEP US SellCo II, LLC and NextEra Energy Partners Acquisitions, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)

2.10*
Purchase and Sale Agreement between NextEra Energy Partners Ventures, LLC and Kinder Morgan Operating LLC "A" dated November 6, 2023 (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2023, File No. 1-36518)

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

Exhibit Number	Description
4.2(b)*
Second Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee, entered into as of December 15, 2023 (filed as Exhibit 4.6 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.3*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.3(a)*
First Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of June 27, 2019 (filed as Exhibit 4.6 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.3(b)*
Second Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of December 15, 2023 (filed as Exhibit 4.7 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.4*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.25% Senior Notes due 2024 and the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.5*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated June 27, 2019, creating the 4.25% Senior Notes due July 2024 (filed as Exhibit 4.4 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.6*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 23, 2019, creating the 3.875% Senior Notes due 2026 (filed as Exhibit 4.6 to Form 8-K dated September 23, 2019, File No. 1-36518)

4.7*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated December 15, 2023, creating the 7.250% Senior Notes due 2029 (filed as Exhibit 4.8 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.8*
Indenture, dated as of December 3, 2020, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 3, 2020, File No. 1-36518)

4.9*
Indenture, dated as of June 17, 2021, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated June 14, 2021, File No. 1-36518)

4.10*
Indenture, dated as of December 12, 2022, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 7, 2022, File No. 1-36518)

4.11	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
10.1*
Fourth Amended and Restated Management Services Agreement, dated as of May 8, 2023, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners GP, LLC, NextEra Energy Operating Partners, LP and NextEra Energy Management Partners, LP (filed as Exhibit 10.1 to Form 8-K dated May 8, 2023, File No. 1-36518)

10.2*
Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP, dated as of July 1, 2014 (filed as Exhibit 10.5 to Form 8‑K dated July 1, 2014, File No. 1-36518)

10.2(a)*
Amendment No. 1 to Exchange Agreement by and among NextEra Energy Equity Partners, LP, NextEra Energy Operating Partners, LP, NextEra Energy Partners GP, Inc. and NextEra Energy Partners, LP dated as of July 5, 2016 (filed as Exhibit 10 to Form 10-Q dated for the quarter ended June 30, 2016, File No. 1-36518)

10.3*	NextEra Energy Partners, LP Amended and Restated Registration Rights Agreement dated August 4, 2017 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2020, File 1-36518)
10.4*
Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of May 27, 2022 (filed as Exhibit 10.1 to Form 8-K dated May 27, 2022, File No. 1-36518)

10.4(a)*
Letter Amendment Agreement and Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of February 8, 2023 (filed as Exhibit 10.5(a) to Form 10-K for the year ended December 31, 2022, File No. 1-36518)

10.4(b)
Second Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of January 18, 2024

10.4(c)
Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of February 8, 2024

10.5
Third Amended and Restated NextEra Energy Partners, LP Guaranty dated as of January 18, 2024 in favor of Bank of America, N.A., as collateral agent under the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders parties thereto, dated as of May 27, 2022

10.6*
Amended and Restated Cash Sweep and Credit Support Agreement by and between NextEra Energy Operating Partners, LP and NextEra Energy Resources, LLC, dated as of August 4, 2017 (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

10.7*	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP (filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.8*
Fourth Amended and Restated Agreement of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of December 27, 2023 (filed as Exhibit 10.1 to Form 8-K dated December 27, 2023, File No. 1-36518)

10.9*
Right of First Refusal Agreement, dated as of August 4, 2017, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP, and NextEra Energy Resources, LLC (filed as Exhibit 10.3 to Form 8-K dated August 4, 2017, File No. 1-36518)

10.10*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.10(a)*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021, File No. 1-36518)
10.10(b)*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)
10.10(c)*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)
10.11*	Form of NextEra Energy Partners, GP, Inc. Indemnity Agreement (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)

Exhibit Number	Description
10.12*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2021 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2020, File No. 1-36518)

10.13*
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

10.15	NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2024
10.16*	Amended and Restated Limited Liability Company Agreement of NEP Renewables II, LLC, dated as of June 11, 2019 (filed as Exhibit 10.1 to Form 8-K dated June 10, 2019, File No. 1-36518)
10.17*
Amended and Restated Limited Liability Company Agreement of NextEra Energy Partners Pipelines, LLC, dated as of November 13, 2019 (filed as Exhibit 10.1 to Form 8-K dated November 12, 2019, File No. 1-36518)

10.18*
Third Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of December 18, 2020 (filed as Exhibit 10.1 to Form 8-K dated December 18, 2020, File No. 1-36518)

10.18(a)*
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of May 16, 2021 (filed as Exhibit 10.1 to Form 8-K dated May 16, 2021, File No. 1-36518)

10.19*	Amended and Restated Limited Liability Company Agreement of NEP Renewables III, LLC, dated as of December 28, 2021 (filed as Exhibit 10.1 to Form 8-K dated December 22, 2021, File No. 1-36518)
10.20*	Amended and Restated Limited Liability Company Agreement of NEP Renewables IV, LLC, dated as of December 15, 2022 (filed as Exhibit 10.1 to Form 8-K dated December 15, 2022, File No. 1-36518)
21	Subsidiaries of NextEra Energy Partners, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
97	Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  February 20, 2024

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

Signature and Title as of February 20, 2024:

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