Form 10-Q
period 2024-03-31
NEXTERA ENERGY PARTNERS, LP
filed 2024-04-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☑

Number of NextEra Energy Partners, LP common units outstanding at March 31, 2024:  93,539,258

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2020 convertible notes	senior unsecured convertible notes issued in 2020
2021 convertible notes	senior unsecured convertible notes issued in 2021
2022 convertible notes	senior unsecured convertible notes issued in 2022
2023 Form 10-K	NEP's Annual Report on Form 10-K for the year ended December 31, 2023
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
IDR fee	certain payments from NEP OpCo to NEE Management as a component of the MSA which are based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
limited partner interest in NEP OpCo	limited partner interest in NEP OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Fourth Amended and Restated Management Services Agreement among NEP, NEE Management, NEP OpCo and NEP OpCo GP
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NEP	NextEra Energy Partners, LP
NEP GP	NextEra Energy Partners GP, Inc.
NEP OpCo	NextEra Energy Operating Partners, LP
NEP OpCo credit facility	senior secured revolving credit facility of NEP OpCo and its direct subsidiary
NEP OpCo GP	NextEra Energy Operating Partners GP, LLC
NEP Pipelines	NextEra Energy Partners Pipelines, LLC
NEP Renewables II	NEP Renewables II, LLC
NEP Renewables III	NEP Renewables III, LLC
NEP Renewables IV	NEP Renewables IV, LLC
NOLs	net operating losses
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
PPA	power purchase agreement
PTC	production tax credit
SEC	U.S. Securities and Exchange Commission
Silver State	Silver State South Solar, LLC
Texas pipelines	natural gas pipeline assets located in Texas
U.S.	United States of America
VIE	variable interest entity

Each of NEP and NEP OpCo has subsidiaries and affiliates with names that may include NextEra Energy, NextEra Energy Partners and similar references. For convenience and simplicity, in this report, the terms NEP and NEP OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of NEP's ownership of subsidiaries and projects refers to its controlling interest in the general partner of NEP OpCo and NEP's indirect interest in and control over the subsidiaries of NEP OpCo. See Note 7 for a description of the noncontrolling interest in NEP OpCo. References to NEP's projects generally include NEP's consolidated subsidiaries and the projects in which NEP has equity method investments. References to NEP's pipeline investment refers to its equity method investment in contracted natural gas assets.

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
•NEP depends on certain of the renewable energy projects and the investment in pipeline assets in its portfolio for a substantial portion of its anticipated cash flows.
•The repowering of renewable energy projects requires up-front capital expenditures and could expose NEP to project development risks.
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
•NEP relies on interconnection and transmission and other pipeline facilities of third parties to deliver energy from its renewable energy projects and to transport natural gas to and from its pipeline investment. If these facilities become unavailable, NEP's projects and pipeline investment may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.
•NEP's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations, compliance with which may require significant capital expenditures, increase NEP's cost of operations and affect or limit its business plans.
•NEP's renewable energy projects and pipeline investment may be adversely affected by new or revised laws or regulations, interpretations of these laws and regulations or a failure to comply with current applicable energy and pipeline regulations.
•NEP does not own all of the land on which the projects in its portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or land rights holders that have rights that are superior to NEP's rights or the BLM suspends its federal rights-of-way grants.
•NEP is subject to risks associated with litigation or administrative proceedings.
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
•NEP or its pipeline investment may not be able to extend, renew or replace expiring or terminated PPAs, natural gas transportation agreements or other customer contracts at favorable rates or on a long-term basis.
•If the energy production by or availability of NEP's renewable energy projects is less than expected, they may not be able to satisfy minimum production or availability obligations under their PPAs.

Acquisition Risks
•NEP's ability to acquire assets involves risks.
•Reductions in demand for natural gas in the U.S. and low market prices of natural gas could materially adversely affect NEP's pipeline investment's operations and cash flows.
•Government laws, regulations and policies providing incentives and subsidies for clean energy could be changed, reduced or eliminated at any time and such changes may negatively impact NEP and its ability to make acquisitions.
•NEP's ability to acquire projects depends on the availability of projects developed by NEE and third parties, which face risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.
•Acquisitions of existing clean energy projects involve numerous risks.

•NEP may acquire assets that use other renewable energy technologies and may acquire other types of assets. Any such acquisition may present unforeseen challenges and result in a competitive disadvantage relative to NEP's more-established competitors.
•Certain agreements which NEP or its subsidiaries are parties to have provisions which may preclude NEP from engaging in specified change of control and similar transactions.
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
•NEP may be unable to maintain its current credit ratings.
•NEP's cash distributions to its unitholders may be reduced as a result of restrictions on NEP's subsidiaries’ cash distributions to NEP under the terms of their indebtedness or other financing agreements or otherwise to address alternative business purposes.
•NEP's and its subsidiaries’ substantial amount of indebtedness may adversely affect NEP's ability to operate its business, and its failure to comply with the terms of its subsidiaries' indebtedness or refinance, extend or repay the indebtedness could have a material adverse effect on NEP's financial condition.
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
•If certain agreements with NEE Management or NEER are terminated, NEP may be unable to contract with a substitute service provider on similar terms.
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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2023 Form 10-K and investors should refer to that section of the 2023 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEP undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUES(a)	$257	$245
OPERATING EXPENSES
Operations and maintenance(b)	123	146
Depreciation and amortization	136	123
Taxes other than income taxes and other	19	11
Total operating expenses – net	278	280
OPERATING LOSS	(21)	(35)
OTHER INCOME (DEDUCTIONS)
Interest expense	(13)	(206)
Equity in earnings of equity method investees	30	28
Equity in earnings (losses) of non-economic ownership interests	4	(8)
Other – net	22	3
Total other income (deductions) – net	43	(183)
INCOME (LOSS) BEFORE INCOME TAXES	22	(218)
INCOME TAX BENEFIT	(13)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS	35	(182)
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $2 million	—	31
NET INCOME (LOSS)(c)	35	(151)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	35	137
NET INCOME (LOSS) ATTRIBUTABLE TO NEP	$70	$(14)

Earnings (loss) per common unit attributable to NEP – basic and assuming dilution:
From continuing operations	$0.75	$(0.23)
From discontinued operations	—	0.06
Earnings (loss) per common unit attributable to NEP – basic and assuming dilution	$0.75	$(0.17)
____________________
(a)    Includes related party revenues of approximately $3 million and $(10) million for the three months ended March 31, 2024 and 2023, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $15 million and $61 million for the three months ended March 31, 2024 and 2023, respectively.
(c)    For the three months ended March 31, 2024, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three months ended March 31, 2023, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$245	$274
Accounts receivable	133	114
Other receivables	70	64
Due from related parties	1,506	1,575
Inventory	88	82
Other	141	107
Total current assets	2,183	2,216
Other assets:
Property, plant and equipment – net	14,732	14,837
Intangible assets – PPAs – net	1,945	1,987
Goodwill	833	833
Investments in equity method investees	1,840	1,853
Other	803	785
Total other assets	20,153	20,295
TOTAL ASSETS	$22,336	$22,511
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72	$72
Due to related parties	61	87
Current portion of long-term debt	1,349	1,348
Accrued interest	45	38
Accrued property taxes	22	43
Other	55	83
Total current liabilities	1,604	1,671
Other liabilities and deferred credits:
Long-term debt	4,942	4,941
Asset retirement obligations	335	331
Due to related parties	55	53
Intangible liabilities – PPAs – net	1,186	1,210
Other	236	248
Total other liabilities and deferred credits	6,754	6,783
TOTAL LIABILITIES	8,358	8,454
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (93.5 and 93.4 units issued and outstanding, respectively)	3,564	3,576
Accumulated other comprehensive loss	(7)	(7)
Noncontrolling interests	10,421	10,488
TOTAL EQUITY	13,978	14,057
TOTAL LIABILITIES AND EQUITY	$22,336	$22,511

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35	$(151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136	132
Intangible amortization – PPAs	21	20
Change in value of derivative contracts	(51)	164
Deferred income taxes	11	(34)
Equity in earnings of equity method investees, net of distributions received	14	13
Equity in losses (earnings) of non-economic ownership interests	(4)	8
Other – net	5	6
Changes in operating assets and liabilities:
Current assets	(45)	(4)
Noncurrent assets	(11)	(6)
Current liabilities	(33)	(66)
Net cash provided by operating activities	78	82
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries – net	—	(84)
Capital expenditures and other investments	(64)	(401)
Proceeds from sale of a business	—	51
Payments from related parties under CSCS agreement – net	68	277
Reimbursements from related parties for capital expenditures	34	356
Other – net	4	—
Net cash provided by investing activities	42	199
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	154
Issuances of long-term debt, including premiums and discounts	24	63
Retirements of long-term debt	(25)	(9)
Debt issuance costs	(2)	(2)
Partner contributions	29	—
Partner distributions	(188)	(169)
Payments to Class B noncontrolling interest investors	(18)	(70)
Buyout of Class B noncontrolling interest investors	—	(196)
Proceeds on sale of differential membership interests	—	92
Proceeds from differential membership investors	75	61
Payments to differential membership investors	(11)	(202)
Other – net	—	2
Net cash used in financing activities	(113)	(276)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7	5
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	294	284
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$301	$289
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$50	$47
Cash received for income taxes	$(24)	$—
Accrued property additions	$42	$735

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended March 31, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2023	93.4	$3,576	$(7)	$10,488	$14,057
Issuance of common units – net	0.1	1	—	—	1
Net income (loss)	—	70	—	(35)	35
Related party note receivable	—	—	—	2	2
Related party contributions	—	—	—	26	26
Distributions, primarily to related parties	—	—	—	(106)	(106)
Other differential membership investment activity	—	—	—	64	64
Payments to Class B noncontrolling interest investors	—	—	—	(18)	(18)
Distributions to unitholders(a)	—	(82)	—	—	(82)
Other – net	—	(1)	—	—	(1)
Balances, March 31, 2024	93.5	$3,564	$(7)	$10,421	$13,978
_________________________
(a)    Distributions per common unit of $0.8800 were paid during the three months ended March 31, 2024.

	Common Units
Three Months Ended March 31, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2022	86.5	$3,332	$(7)	$11,346	$14,671	$101
Issuance of common units – net(a)	2.4	167	—	—	167	—
Acquisition of subsidiary with noncontrolling ownership interest	—	—	—	72	72	—
Net income (loss)	—	(14)	—	(139)	(153)	2
Distributions, primarily to related parties	—	—	—	(98)	(98)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	142	142	—
Payments to Class B noncontrolling interest investors	—	—	—	(70)	(70)	—
Distributions to unitholders(b)	—	(70)	—	—	(70)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(196)	(196)	—
Other – net	—	(1)	—	1	—	—
Balances, March 31, 2023	88.9	$3,414	$(7)	$11,069	$14,476	$103
_____________________________
(a)    See Note 9 – ATM Program for further discussion. Includes deferred tax impact of approximately $15 million.
(b)    Distributions per common unit of $0.8125 were paid during the three months ended March 31, 2023.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The accompanying condensed consolidated financial statements should be read in conjunction with the 2023 Form 10-K. In the opinion of NEP management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation, including presentation of discontinued operations as discussed in Note 2. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Acquisitions

In June 2023, an indirect subsidiary of NEP acquired from indirect subsidiaries of NEER ownership interests (2023 acquisition) in a portfolio of four wind and three solar generation facilities with a combined generating capacity totaling approximately 688 MW located in various states across the U.S.

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the 2023 acquisition been completed on January 1, 2022 are as follows:

Three Months Ended March 31, 2023
(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$264
Pro forma operating loss	$(27)
Pro forma net loss	$(153)
Pro forma net loss attributable to NEP	$(10)

The unaudited pro forma condensed consolidated results of operations include adjustments to:

•reflect the historical results of the business acquired had the 2023 acquisition been completed on January 1, 2022 assuming consistent operating performance over all periods;
•reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment – net, intangible assets – PPAs – net and intangible liabilities – PPAs – net;
•reflect assumed interest expense related to funding the acquisition; and
•reflect related income tax effects.

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the period presented or the future results of the condensed consolidated operations.

2. Discontinued Operations

In December 2023, a subsidiary of NEP completed the sale of its ownership interests in the Texas pipelines. NEP's results of operations for the Texas pipelines are presented as income from discontinued operations on its condensed consolidated statement of income (loss) for the three months ended March 31, 2023.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below presents the financial results of the Texas pipelines included in income from discontinued operations:

Three Months Ended March 31, 2023
(millions)
OPERATING REVENUES(a)	$56
OPERATING EXPENSES
Operations and maintenance(b)	8
Depreciation and amortization	9
Taxes other than income taxes and other	1
Total operating expenses – net	18
OPERATING INCOME	38
OTHER DEDUCTIONS
Interest expense	(4)
Other – net	(1)
Total other deductions – net	(5)
INCOME BEFORE INCOME TAXES	33
INCOME TAXES	2
INCOME FROM DISCONTINUED OPERATIONS(c)	$31
_____________________________
(a)    Represents service revenues earned under gas transportation agreements. Includes related party revenues of approximately $7 million.
(b)    Includes related party amounts of approximately $5 million.
(c)    Includes net income attributable to noncontrolling interests of approximately $25 million. Income tax expense attributable to noncontrolling interests is less than $1 million.

NEP has elected not to separately disclose discontinued operations on its condensed consolidated statement of cash flows. The table below presents cash flows from discontinued operations for major captions on the condensed consolidated statement of cash flows related to the Texas pipelines:

Three Months Ended March 31, 2023
(millions)
Depreciation and amortization	$9
Change in value of derivative contracts	$2
Deferred income taxes	$2
Capital expenditures and other investments	$(25)

3. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and, in 2023, natural gas transportation agreements (see Note 2 regarding sale of the Texas pipelines). NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. NEP’s operating revenues for the three months ended March 31, 2024 are revenue from contracts with customers for renewable energy sales of approximately $242 million. NEP’s operating revenues for the three months ended March 31, 2023 are revenue from contracts with customers for renewable energy sales of approximately $245 million and revenue from contracts with customers for natural gas transportation services, all of which is included in discontinued operation, of $56 million. NEP's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.
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
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2051, will vary based on the volume of energy delivered. At March 31, 2024, NEP expects to record approximately $166 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

4. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEP's condensed consolidated statements of income (loss). At March 31, 2024 and December 31, 2023, the net notional amounts of the interest rate contracts were approximately $3.1 billion and $3.1 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in NEP's condensed consolidated statements of income (loss). At March 31, 2024 and December 31, 2023, NEP had derivative commodity contracts for power with net notional volumes of approximately 3.8 million and 4.6 million MW hours, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2024 and December 31, 2023, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	March 31, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$225	$—	$—	$225
Commodity contracts	$—	$—	$4	$(3)	1
Total derivative assets					$226
Liabilities:
Interest rate contracts	$—	$10	$—	$—	$10
Commodity contracts	$—	$—	$24	$(3)	21
Total derivative liabilities					$31

Net fair value by balance sheet line item:
Current other assets					$64
Noncurrent other assets					162
Total derivative assets					$226

Current other liabilities					$8
Noncurrent other liabilities					23
Total derivative liabilities					$31
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$195	$—	$4	$199
Commodity contracts	$—	$—	$1	$—	1
Total derivative assets					$200
Liabilities:
Interest rate contracts	$—	$30	$—	$4	$34
Commodity contracts	$—	$—	$21	$—	21
Total derivative liabilities					$55

Net fair value by balance sheet line item:
Current other assets					$61
Noncurrent other assets					139
Total derivative assets					$200

Current other liabilities					$18
Noncurrent other liabilities					37
Total derivative liabilities					$55
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's derivatives are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2024	2023
	(millions)
Interest rate contracts – interest expense	$69	$(149)
Interest rate contracts – income from discontinued operations	$—	$(1)
Commodity contracts – operating revenues	$—	$(2)

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2024 and December 31, 2023, the aggregate fair value of NEP's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $9 million and $30 million, respectively.

5. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEP's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 4 – Fair Value Measurement of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on NEP's condensed consolidated balance sheets is estimated using a market approach based on current observable market prices.

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,291	$6,114	$6,289	$6,136
____________________
(a)    At March 31, 2024 and December 31, 2023, approximately $6,097 million and $6,120 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At March 31, 2024 and December 31, 2023, approximately $1,469 million and $1,446 million, respectively, of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes and is Level 2.

6. Income Taxes

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

The effective tax rate for continuing operations for the three months ended March 31, 2024 and 2023 was approximately (59)% and 17%, respectively. The effective tax rate for continuing operations is below the U.S. statutory rate of 21% primarily due to tax benefit attributable to noncontrolling interests of approximately $11 million and tax benefit attributable to PTCs of $8 million for the three months ended March 31, 2024. The effective tax rate for continuing operations is below the U.S. statutory rate of 21% primarily due to tax expense attributable to noncontrolling interests of approximately $22 million for the three months ended March 31, 2023.

7. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At March 31, 2024, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at March 31, 2024 and December 31, 2023, NEP OpCo consolidated 20 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 11 – Noncontrolling Interests) in entities which own and operate 40 wind

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $11,374 million and $535 million, respectively, at March 31, 2024 and $11,453 million and $552 million, respectively, at December 31, 2023.

At March 31, 2024 and December 31, 2023, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries (see Note 11 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 5,560 MW and battery storage capacity of 120 MW, as well as ownership interests in natural gas pipeline assets (Class B VIEs). These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $13,473 million and $2,642 million, respectively, at March 31, 2024 and $13,576 million and $2,693 million, respectively, at December 31, 2023. Certain of the Class B VIEs include six other VIEs related to NEP's ownership interests in Rosmar Holdings, LLC, Silver State, Meade Pipeline Co LLC, Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC (Emerald Breeze). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,566 million and $7,640 million of assets and $417 million and $437 million of liabilities at March 31, 2024 and December 31, 2023, respectively, are also included in the disclosure of the VIEs related to differential membership interests above.

At March 31, 2024 and December 31, 2023, NEP OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) which is a VIE. The assets, primarily property, plant and equipment – net, and the liabilities, primarily accounts payable and accrued expenses, asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $437 million and $10 million, respectively, at March 31, 2024 and $440 million and $10 million, respectively, at December 31, 2023. This VIE contains entities which have sold differential membership interests and approximately $351 million and $353 million of assets and $10 million and $10 million of liabilities at March 31, 2024 and December 31, 2023, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At March 31, 2024 and December 31, 2023, NEP's equity method investment related to the non-economic ownership interests of approximately $115 million and $111 million, respectively, is reflected as noncurrent other assets on NEP's condensed consolidated balance sheets. All equity in earnings (losses) of the non-economic ownership interests is allocated to net income (loss) attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

8. Debt

Long-term debt issuances and borrowings by subsidiaries of NEP during the three months ended March 31, 2024 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount	Maturity Date
			(millions)
February 2024	Other long-term debt	Fixed(a)	$24	(a)
————————————
(a)See Note 10 – Related Party Long-Term Debt.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In February 2024, the loan parties extended the maturity date from February 2028 to February 2029 for substantially all of the NEP OpCo credit facility.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2024, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

9. Equity

Distributions – On April 22, 2024, the board of directors of NEP authorized a distribution of $0.8925 per common unit payable on May 15, 2024 to its common unitholders of record on May 7, 2024. NEP anticipates that an adjustment will be made to the conversion ratios for each of the 2022 convertible notes and the 2021 convertible notes under the related indentures on the ex-distribution date for such distribution, which will be computed using the last reported sale price of NEP's units on the day before the ex-distribution date, subject to certain carryforward provisions in the related indentures.

Earnings (Loss) Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes and, in 2023, common units issuable pursuant to an exchange notice (see Common Unit Issuance below). During the periods with dilution, the dilutive effect of the 2022 convertible notes, the 2021 convertible notes and the 2020 convertible notes is calculated using the if-converted method and common units issuable pursuant to the exchange notice is calculated using the treasury stock method.

The reconciliation of NEP's basic and diluted earnings (loss) per unit for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(millions, except per unit amounts)
Numerator – Net income (loss) attributable to NEP:
From continuing operations – basic and assuming dilution	$70	$(20)
From discontinued operations – basic and assuming dilution	—	6
Net income (loss) attributable to NEP	$70	$(14)

Denominator:
Weighted-average number of common units outstanding – basic	93.5	87.3
Dilutive effect of common units issuable and convertible notes(a)	—	0.6
Weighted-average number of common units outstanding – assuming dilution	93.5	87.9

Earnings (loss) per common unit attributable to NEP – basic and assuming dilution:
From continuing operations	$0.75	$(0.23)
From discontinued operations	—	0.06
Earnings (loss) per common unit attributable to NEP – basic and assuming dilution	$0.75	$(0.17)
————————————
(a)During the three months ended March 31, 2024 and 2023, the 2022 convertible notes, the 2021 convertible notes and the 2020 convertible notes were antidilutive and as such were not included in the calculation of diluted earnings per unit.

ATM Program – During the three months ended March 31, 2024, NEP did not issue any common units under its at-the-market equity issuance program (ATM program). During the three months ended March 31, 2023, NEP issued approximately 2.3 million common units under the ATM program for net proceeds of approximately $152 million. Fees related to the ATM program were approximately $1 million for the three months ended March 31, 2023.

Common Unit Issuance – In January 2023, NEE Equity delivered notice to NEP OpCo of its election to exchange 0.9 million NEP OpCo common units for NEP common units on a one-for-one basis and in April 2023, NEP issued 0.9 million NEP common units to consummate the exchange.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – During the three months ended March 31, 2024, NEP recognized less than $1 million of other comprehensive income related to equity method investee. During the three months ended March 31, 2023, NEP recognized less than $1 million of other comprehensive income related to equity method investee. At March 31, 2024 and 2023, NEP's accumulated other comprehensive loss totaled approximately $14 million and $16 million, respectively, of which $7 million and $9 million, respectively, was attributable to noncontrolling interest and $7 million and $7 million, respectively, was attributable to NEP.

10. Related Party Transactions

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

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also made certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by NEP OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. NEP’s O&M expenses for the three months ended March 31, 2024 include approximately $1 million and for the three months ended March 31, 2023 include approximately $41 million related to the MSA.

Cash Sweep and Credit Support Agreement – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three months ended March 31, 2024 include approximately $2 million and for the three months ended March 31, 2023 include approximately $2 million related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with NEP OpCo. At March 31, 2024 and December 31, 2023, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $1,443 million and $1,511 million, respectively, and are included in due from related parties on NEP's condensed consolidated balance sheets. During the three months ended March 31, 2024, NEP recorded interest income of approximately $18 million due from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 2), which is reflected in other – net on the condensed consolidated statement of income and is included in due from related parties on NEP's condensed consolidated balance sheet at March 31, 2024.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At March 31, 2024, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2.0 billion related to these obligations.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of NEP acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At March 31, 2024 and December 31, 2023, the note payable was approximately $85 million and $62 million, respectively and is included in long-term debt on NEP's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

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

Transportation and Fuel Management Agreements – In connection with the Texas pipelines (see Note 2), a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) were passed back to the NEP subsidiary. During the three months ended March 31, 2023, NEP recognized approximately $2 million in revenues related to the transportation and fuel management agreements which are reflected in income from discontinued operations on the condensed consolidated statements of income.

Tax Allocations – In March 2024, NEE Equity, as holder of the Class P units, was allocated for the 2023 tax year taxable gains for U.S. federal income tax purposes of approximately $154 million from the transaction specified in the limited partnership agreement of NEP OpCo, which will decrease each of NEP's deferred tax liabilities – investment in partnership and deferred tax assets – net operating loss carryforwards by $26 million. See Note 2.

11. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At March 31, 2024 and December 31, 2023, NEP had approximately $56 million and $20 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at March 31, 2024 and December 31, 2023 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	March 31, 2024	December 31, 2023
	(millions)
Property, plant and equipment, gross	$17,325	$17,299
Accumulated depreciation	(2,593)	(2,462)
Property, plant and equipment – net	$14,732	$14,837

Noncontrolling Interests – At March 31, 2024, noncontrolling interests on NEP's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables II, NEP Pipelines, Genesis Holdings, NEP Renewables III and NEP Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.4% noncontrolling interest in NEP OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling interest in Emerald Breeze, a third-party's 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2024	(millions)
Balances, December 31, 2023	$4,417	$4,143	$899	$1,029	$10,488
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	77	(203)	73	18	(35)
Related party contributions	—	—	26	—	26
Distributions, primarily to related parties	—	—	(94)	(12)	(106)
Differential membership investment contributions, net of distributions	—	64	—	—	64
Payments to Class B noncontrolling interest investors	(18)	—	—	—	(18)
Balances, March 31, 2024	$4,476	$4,004	$906	$1,035	$10,421
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three months ended March 31, 2023	(millions)
Balances, December 31, 2022	$5,031	$4,359	$891	$1,065	$11,346
Acquisition of subsidiary with noncontrolling interest	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	88	(193)	(49)	15	(139)
Distributions, primarily to related parties	—	—	(88)	(10)	(98)
Changes in non-economic ownership interests	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	50	—	—	50
Payments to Class B noncontrolling interest investors	(70)	—	—	—	(70)
Sale of differential membership interest	—	92	—	—	92
Buyout of Class B noncontrolling interest investors	(196)	—	—	—	(196)
Other – net	—	(1)	1	1	1
Balances, March 31, 2023	$4,853	$4,307	$827	$1,082	$11,069
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

Disposal of Wind Project – In January 2023, a subsidiary of NEP completed the sale of a 62 MW wind project located in Barnes County, North Dakota for approximately $50 million. Approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests in NEP Renewables II.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership with a strategy that emphasizes acquiring, managing and owning contracted clean energy assets with stable long-term cash flows with a focus on renewable energy projects. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At March 31, 2024, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns, or has partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project, as well as a pipeline investment. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2023 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

In January 2023, NEP completed the sale of a 62 MW wind project located in North Dakota. See Note 11 – Disposal of Wind Project. In March 2023, in connection with the December 2022 acquisition from NEER, a wind generation facility with a net generating capacity of approximately 54 MW was transferred to a subsidiary of NEP. In June 2023, an indirect subsidiary of NEP completed the acquisition of ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 688 MW from NEER (see Note 1). In July 2023, Yellow Pine Solar, a 125 MW solar generation and 65 MW storage facility in Nevada, which was part of the December 2022 acquisition from NEER, achieved commercial operations. In December 2023, NEP sold its Texas pipelines which has been presented as discontinued operations (see Note 2).

Results of Operations

	Three Months Ended March 31,
	2024	2023
	(millions)
OPERATING REVENUES	$257	$245
OPERATING EXPENSES
Operations and maintenance	123	146
Depreciation and amortization	136	123
Taxes other than income taxes and other	19	11
Total operating expenses – net	278	280
OPERATING LOSS	(21)	(35)
OTHER INCOME (DEDUCTIONS)
Interest expense	(13)	(206)
Equity in earnings of equity method investees	30	28
Equity in earnings (losses) of non-economic ownership interests	4	(8)
Other – net	22	3
Total other income (deductions) – net	43	(183)
INCOME (LOSS) BEFORE INCOME TAXES	22	(218)
INCOME TAX BENEFIT	(13)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS	35	(182)
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $2 million	—	31
NET INCOME (LOSS)	35	(151)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	35	137
NET INCOME (LOSS) ATTRIBUTABLE TO NEP	$70	$(14)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs, partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Wind resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect its operating results because these variables impact energy sales. NEP utilizes the wind production index to determine the favorability of wind resource levels. The wind production index represents a measure of the actual wind speeds available for energy production for a stated period relative to long-term average wind speeds. NEP compares the actual wind speeds observed at each wind facility applied to turbine-specific power curves to produce the estimated MWh production for a stated period to the estimated long-term average wind speeds at each wind facility applied to the same turbine-specific power curves to produce the long-term average MWh production which results in the current period wind production index to determine the favorability of wind resource for the stated period.

Operating revenues increased $12 million for the three months ended March 31, 2024. The increase primarily reflects higher revenues of approximately $22 million associated with the renewable energy projects acquired or placed in service in 2023, partly offset by lower revenues of $10 million primarily due to unfavorable wind resource (97% of long-term average wind speeds in 2024 compared to 102% in 2023).

Operating Expenses

Operations and Maintenance
O&M expenses decreased $23 million during the three months ended March 31, 2024 primarily reflecting lower corporate operating expenses of approximately $44 million primarily relating to the suspension of the IDR fee in May 2023, partly offset by higher net operating expenses at the existing NEP projects of $14 million and higher O&M expenses of $6 million associated with the renewable energy projects acquired in 2023.

Depreciation and Amortization
Depreciation and amortization expense increased $13 million during the three months ended March 31, 2024 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired in 2023.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of $193 million during the three months ended March 31, 2024 primarily reflects approximately $212 million of favorable mark-to-market activity ($51 million of gains recorded in 2024 compared to $161 million of losses in 2023).

Equity in Earnings (Losses) of Non-Economic Ownership Interests
Equity in earnings (losses) of non-economic ownership interests increased $12 million during the three months ended March 31, 2024 primarily reflecting favorable mark-to-market activity on interest rate swaps in 2024.

Income Taxes

For the three months ended March 31, 2024, NEP recorded income tax benefit of $13 million on income from continuing operations before income taxes of $22 million, resulting in an effective tax rate of (59)%. The tax benefit is comprised primarily of income tax benefit of approximately $11 million attributable to noncontrolling interests and $8 million attributable to PTCs, partly offset by income tax expense of $5 million at the statutory rate of 21%.

For the three months ended March 31, 2023, NEP recorded income tax benefit of $36 million on loss from continuing operations before income taxes of $218 million, resulting in an effective tax rate of 17%. The tax benefit is comprised primarily of income tax benefit of approximately $46 million at the statutory rate of 21%, $7 million attributable to PTCs and $6 million of state taxes, partly offset by income tax expense of $22 million attributable to noncontrolling interests.

Income from Discontinued Operations

Income from discontinued operations reflects the operations of the Texas pipelines prior to the sale in December 2023. See Note 2.

Net Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2024, the change in net loss attributable to noncontrolling interests primarily reflects a higher net income allocation of approximately $122 million to NEE Equity's noncontrolling interest in 2024 compared to 2023, partly offset by $11 million of lower net income allocation to Class B noncontrolling interest investors due to buyouts in 2023 and $10 million higher net loss allocation to differential membership investors resulting from the renewable energy projects acquired in 2023. See Note 11 – Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 10, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 8 and Note 4), distributions to common unitholders and distributions to the holders of noncontrolling interests. NEP expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions (see Note 1), including in connection with the exercise of buyout rights (see Note 11 – Noncontrolling Interests), and other investments. These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units, including under its ATM program, or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and divestitures (see Note 2). NEP may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 11 – Noncontrolling Interests). In addition, NEP expects to fund debt maturities through refinancing. NEP may, but does not expect to, issue common units to satisfy NEP's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion.

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

If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with NEP OpCo.

Liquidity Position

At March 31, 2024, NEP's liquidity position was approximately $4,138 million. The table below provides the components of NEP’s liquidity position:

	March 31, 2024	Maturity Date
	(millions)
Cash and cash equivalents	$245
Amounts due under the CSCS agreement	1,443
Revolving credit facility(a)	2,500	2029
Less issued letters of credit	(50)
Total	$4,138
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2025 and an additional $50 million expires in 2028.

Management believes that NEP's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures, distributions to its unitholders and to the holders of noncontrolling interests and liquidity commitments. Management continues to regularly monitor NEP's financing needs consistent with prudent balance sheet management.

Financing Arrangements

NEP OpCo and its direct subsidiary are parties to the $2,500 million NEP OpCo credit facility. See Note 8.

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At March 31, 2024, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2024 and 2023, NEP had capital expenditures of approximately $64 million and $401 million, respectively. The 2023 capital expenditures primarily relate to the assets acquired from NEER in December 2022 which were acquired under construction or had recently been placed in service. Such expenditures were reimbursed by NEER as contemplated in the acquisition. Estimates of planned capital expenditures, including those relating to expected wind turbine repowerings, are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the three months ended March 31, 2024, NEP distributed approximately $82 million to its common unitholders. On April 22, 2024, the board of directors of NEP authorized a distribution of $0.8925 per common unit payable on May 15, 2024 to its common unitholders of record on May 7, 2024.

Cash Flows

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2024	2023	Change
	(millions)
Net cash provided by operating activities	$78	$82	$(4)
Net cash provided by investing activities	$42	$199	$(157)
Net cash used in financing activities	$(113)	$(276)	$163

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the timing of transactions impacting working capital, partly offset by higher operating cash flows from new projects and lower corporate O&M expenses due to the suspension of the IDR fee.

Net Cash Provided by Investing Activities

	Three Months Ended March 31,
	2024	2023
	(millions)
Acquisition of membership interests in subsidiaries – net	$—	$(84)
Capital expenditures and other investments	(64)	(401)
Proceeds from sale of a business	—	51
Payments from related parties under CSCS agreement – net	68	277
Reimbursements from related parties for capital expenditures	34	356
Other – net	4	—
Net cash provided by investing activities	$42	$199

The change in net cash provided by investing activities was primarily driven by lower payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement, partly offset by the absence of payments to acquire membership interests in subsidiaries.

Net Cash Used in Financing Activities

	Three Months Ended March 31,
	2024	2023
	(millions)
Proceeds from issuance of common units – net	$3	$154
Issuances (retirements) of long-term debt – net	(1)	54
Partner contributions	29	—
Partner distributions	(188)	(169)
Proceeds (payments) related to differential membership interests – net	64	(49)
Payments related to Class B noncontrolling interests – net	(18)	(70)
Buyout of Class B noncontrolling interest investors	—	(196)
Other – net	(2)	—
Net cash used in financing activities	$(113)	$(276)

The change in net cash used in financing activities primarily reflects the absence of buyouts of Class B noncontrolling interests (see Note 11 – Noncontrolling Interests), higher proceeds related to differential membership interests and lower payments to Class B noncontrolling interests, partly offset by lower proceeds related to the issuance of common units – net and lower proceeds from issuances of long-term debt – net.

Quantitative and Qualitative Disclosures about Market Risk

NEP is exposed to market risks in its normal business activities. Market risk is measured as the potential loss that may result from hypothetical reasonably possible market changes associated with its business over the next year. The types of market risks include interest rate and counterparty credit risks.

Interest Rate Risk

NEP is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. NEP manages interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements (see Note 4).

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2024, approximately 99% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At March 31, 2024, the estimated fair value of NEP's long-term debt was approximately $6.1 billion and the carrying value of the long-term debt was $6.3 billion. See Note 5 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $55 million at March 31, 2024.

At March 31, 2024, NEP had interest rate contracts with a net notional amount of approximately $3.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative assets at March 31, 2024 would decrease by approximately $57 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2023 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2023 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to grow its business and make cash distributions to its unitholders, should be carefully considered. The risks described in the 2023 Form 10-K are not the only risks facing NEP. Additional risks and uncertainties not currently known to NEP, or that are currently deemed to be immaterial, also may materially adversely affect NEP's business, financial condition, liquidity, results of operations and ability to grow its business and make cash distributions to its unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEP of its common units during the three months ended March 31, 2024 is as follows:

Period	Total Number of Units Purchased(a)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of a Publicly Announced Program	Maximum Number of Units that May Yet be Purchased Under the Program
1/1/24 – 1/31/24	—	—	—	—
2/1/24 – 2/29/24	14,016	$28.37	—	—
3/1/24 – 3/31/24	—	—	—	—
Total	14,016	$28.37	—
____________________
(a)    In February 2024, shares of common units were withheld from recipients to pay certain withholding taxes upon the vesting of stock awards granted to such recipients under the NextEra Energy Partners, LP 2014 Long Term Incentive Plan.

Item 5. Other Information

(a)    NEP held its 2024 Annual Meeting of Unitholders (2024 Annual Meeting) on April 22, 2024. At the 2024 Annual Meeting, NEP's unitholders elected all of NEP’s nominees for director and approved three proposals. The proposals are described in detail in NEP's definitive proxy statement on Schedule 14A for the 2024 Annual Meeting (Proxy Statement), filed with the SEC on March 5, 2024. The voting results below reflect any applicable voting limitations and cutbacks as described in the Proxy Statement.

The final voting results with respect to each proposal voted upon at the 2024 Annual Meeting are set forth below.

Proposal 1

NEP's unitholders elected each of the four nominees to the board of directors of NEP until the next annual meeting of unitholders by a majority of the votes cast, as set forth below:

	FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Susan D. Austin	54,632,900	95.3%	2,714,775	193,662	24,209,168
Robert J. Byrne	54,127,261	94.4%	3,200,881	213,195	24,209,168
John W. Ketchum	42,039,776	73.3%	15,320,663	180,898	24,209,168
Peter H. Kind	53,965,018	94.3%	3,260,752	315,567	24,209,168
Without giving effect to the voting limitation and cutbacks that apply to the election of directors as described in the Proxy Statement, the percent of the votes cast FOR Ms. Austin would have been 98.3%, FOR Messrs. Byrne and Kind would have been 98.0% and FOR Mr. Ketchum would have been 90.6%.

Proposal 2

NEP's unitholders ratified the appointment of Deloitte & Touche LLP as NEP's independent registered public accounting firm for 2024, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
170,608,892	99.6%	727,827	197,445	—
Proposal 3

NEP's unitholders approved, by non-binding advisory vote, NEP's compensation of its named executive officers as disclosed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
126,046,903	85.8%	20,815,199	462,894	24,209,168
Proposal 4
NEP’s unitholders approved the NextEra Energy Partners, LP 2024 Long Term Incentive Plan, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
144,975,147	98.7%	1,940,538	409,311	24,209,168
(c)    During the three months ended March 31, 2024, no director or officer of NEP adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1*
Second Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of January 18, 2024 (filed as Exhibit 10.4(b) to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.2*
Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of February 8, 2024 (filed as Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.3*
Third Amended and Restated NextEra Energy Partners, LP Guaranty dated as of January 18, 2024 in favor of Bank of America, N.A., as collateral agent under the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders parties thereto, dated as of May 27, 2022 (filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.4	NextEra Energy Partners, LP 2024 Long Term Incentive Plan
10.5	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2024 Long Term Incentive Plan
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy Partners, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy Partners, LP
32	Section 1350 Certification of NextEra Energy Partners, LP
101.INS	XBRL Instance Document – XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  April 23, 2024

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)