Form 10-Q
period 2024-06-30
NEXTERA ENERGY PARTNERS, LP
filed 2024-07-24
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Number of NextEra Energy Partners, LP common units outstanding at June 30, 2024: 93,539,258

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES(a)	$360	$293	$617	$537
OPERATING EXPENSES
Operations and maintenance(b)	139	123	261	269
Depreciation and amortization	138	126	274	249
Taxes other than income taxes and other – net	17	18	37	27
Total operating expenses – net	294	267	572	545
OPERATING INCOME (LOSS)	66	26	45	(8)
OTHER INCOME (DEDUCTIONS)
Interest expense	(54)	(12)	(67)	(218)
Equity in earnings of equity method investees	48	45	78	74
Equity in earnings of non-economic ownership interests	1	11	5	3
Other – net	18	2	39	3
Total other income (deductions) – net	13	46	55	(138)
INCOME (LOSS) BEFORE INCOME TAXES	79	72	100	(146)
INCOME TAX EXPENSE (BENEFIT)	21	16	8	(20)
INCOME (LOSS) FROM CONTINUING OPERATIONS	58	56	92	(126)
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $3 million and $5 million, respectively	—	33	—	64
NET INCOME (LOSS)(c)	58	89	92	(62)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4	(40)	40	96
NET INCOME ATTRIBUTABLE TO NEP	$62	$49	$132	$34

Earnings per common unit attributable to NEP – basic and assuming dilution:
From continuing operations	$0.66	$0.43	$1.41	$0.21
From discontinued operations	—	0.10	—	0.17
Earnings per common unit attributable to NEP – basic and assuming dilution	$0.66	$0.53	$1.41	$0.38
____________________
(a)    Includes related party revenues of approximately $3 million and $(3) million for the three months ended June 30, 2024 and 2023, respectively, and $6 million and $(13) million for the six months ended June 30, 2024 and 2023, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $33 million and $25 million for the three months ended June 30, 2024 and 2023, respectively, and $49 million and $86 million for the six months ended June 30, 2024 and 2023, respectively.
(c)    For the three and six months ended June 30, 2024, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three and six months ended June 30, 2023, NEP recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$281	$274
Accounts receivable	151	114
Other receivables	87	64
Due from related parties	731	1,575
Inventory	93	82
Other	157	107
Total current assets	1,500	2,216
Other assets:
Property, plant and equipment – net	14,643	14,837
Intangible assets – PPAs – net	1,902	1,987
Goodwill	833	833
Investments in equity method investees	1,850	1,853
Other	976	785
Total other assets	20,204	20,295
TOTAL ASSETS	$21,704	$22,511
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59	$72
Due to related parties	79	87
Current portion of long-term debt	850	1,348
Accrued interest	64	38
Accrued property taxes	28	43
Other	70	83
Total current liabilities	1,150	1,671
Other liabilities and deferred credits:
Long-term debt	4,924	4,941
Asset retirement obligations	340	331
Due to related parties	44	53
Intangible liabilities – PPAs – net	1,165	1,210
Other	216	248
Total other liabilities and deferred credits	6,689	6,783
TOTAL LIABILITIES	7,839	8,454
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (93.5 and 93.4 units issued and outstanding, respectively)	3,547	3,576
Accumulated other comprehensive loss	(7)	(7)
Noncontrolling interests	10,325	10,488
TOTAL EQUITY	13,865	14,057
TOTAL LIABILITIES AND EQUITY	$21,704	$22,511

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$92	$(62)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	274	267
Intangible amortization – PPAs	41	40
Change in value of derivative contracts	(76)	225
Deferred income taxes	41	(16)
Equity in earnings of equity method investees, net of distributions received	5	10
Equity in earnings of non-economic ownership interests, net of distributions received	(5)	(3)
Other – net	14	14
Changes in operating assets and liabilities:
Current assets	(84)	(51)
Noncurrent assets	(13)	(89)
Current liabilities	23	(33)
Noncurrent liabilities	(3)	(6)
Net cash provided by operating activities	309	296
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries – net	—	(666)
Capital expenditures and other investments	(133)	(807)
Proceeds from sale of a business	—	55
Payments from related parties under CSCS agreement – net	830	255
Reimbursements from related parties for capital expenditures	49	732
Other – net	2	1
Net cash provided by (used in) investing activities	748	(430)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	315
Issuances of long-term debt, including premiums and discounts	24	1,069
Retirements of long-term debt	(548)	(20)
Debt issuance costs	(2)	(2)
Partner contributions	45	—
Partner distributions	(374)	(348)
Payments to Class B noncontrolling interest investors	(33)	(89)
Buyout of Class B noncontrolling interest investors	(187)	(390)
Proceeds on sale of differential membership interests	—	92
Proceeds from differential membership investors	75	61
Payments to differential membership investors	(31)	(211)
Change in amounts due to related parties	(1)	(1)
Other – net	(1)	2
Net cash provided by (used in) financing activities	(1,030)	478
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	27	344
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	294	284
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$321	$628
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$71	$75
Cash paid (received) for income taxes	$(33)	$1
Change in noncash investments in equity method investees – net	$216	$9
Accrued property additions	$25	$436

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended June 30, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, March 31, 2024	93.5	$3,564	$(7)	$10,421	$13,978
Issuance of common units – net	—	5	—	—	5
Net income (loss)	—	62	—	(4)	58
Related party note receivable	—	—	—	1	1
Related party contributions	—	—	—	14	14
Distributions, primarily to related parties	—	—	—	(102)	(102)
Changes in non-economic ownership interests	—	—	—	216	216
Other differential membership investment activity	—	—	—	(20)	(20)
Payments to Class B noncontrolling interest investors	—	—	—	(14)	(14)
Distributions to unitholders(a)	—	(83)	—	—	(83)
Buyout of Class B noncontrolling interest investors	—	—	—	(187)	(187)
Other – net	—	(1)	—	—	(1)
Balances, June 30, 2024	93.5	$3,547	$(7)	$10,325	$13,865
_________________________
(a)    Distributions per common unit of $0.8925 were paid during the three months ended June 30, 2024.

	Common Units
Six Months Ended June 30, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2023	93.4	$3,576	$(7)	$10,488	$14,057
Issuance of common units – net	0.1	5	—	—	5
Net income (loss)	—	132	—	(40)	92
Related party note receivable	—	—	—	4	4
Related party contributions	—	—	—	41	41
Distributions, primarily to related parties	—	—	—	(208)	(208)
Changes in non-economic ownership interests	—	—	—	216	216
Other differential membership investment activity	—	—	—	44	44
Payments to Class B noncontrolling interest investors	—	—	—	(33)	(33)
Distributions to unitholders(a)	—	(166)	—	—	(166)
Buyout of Class B noncontrolling interest investors	—	—	—	(187)	(187)
Balances, June 30, 2024	93.5	$3,547	$(7)	$10,325	$13,865
_________________________
(a)    Distributions per common unit of $1.7725 were paid during the six months ended June 30, 2024.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended June 30, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, March 31, 2023	88.9	$3,414	$(7)	$11,069	$14,476	$103
Issuance of common units – net(a)(b)	4.5	197	—	—	197	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Net income (loss)	—	49	—	38	87	2
Distributions, primarily to related parties	—	—	—	(101)	(101)	—
Other differential membership investment activity	—	—	—	(9)	(9)	—
Payments to Class B noncontrolling interest investors	—	—	—	(19)	(19)	—
Distributions to unitholders(c)	—	(78)	—	—	(78)	—
Sale of Class B noncontrolling interest – net	—	(1)	—	—	(1)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(194)	(194)	—
Other – net	—	(16)	—	21	5	—
Balances, June 30, 2023	93.4	$3,565	$(7)	$10,970	$14,528	$105
_____________________________
(a)    Includes NEE Equity's exchange of NEP OpCo common units for NEP common units. Includes deferred tax impact of approximately $20 million. See Note 9 – Common Unit Issuances.
(b)    See Note 9 – ATM Program for further discussion. Includes deferred tax impact of approximately $15 million.
(c)     Distributions per common unit of $0.8425 were paid during the three months ended June 30, 2023.

	Common Units
Six Months Ended June 30, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2022	86.5	$3,332	$(7)	$11,346	$14,671	$101
Issuance of common units – net(a)(b)	6.9	364	—	—	364	—
Acquisition of subsidiary with noncontrolling ownership interest	—	—	—	72	72	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Net income (loss)	—	34	—	(100)	(66)	4
Distributions, primarily to related parties	—	—	—	(199)	(199)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	133	133	—
Payments to Class B noncontrolling interest investors	—	—	—	(89)	(89)	—
Distributions to unitholders(c)	—	(148)	—	—	(148)	—
Sale of Class B noncontrolling interest – net	—	(1)	—	—	(1)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(390)	(390)	—
Other – net	—	(16)	—	21	5	—
Balances, June 30, 2023	93.4	$3,565	$(7)	$10,970	$14,528	$105
_____________________________
(a)    Includes NEE Equity's exchange of NEP OpCo common units for NEP common units. Includes deferred tax impact of approximately $20 million. See Note 9 – Common Unit Issuances.
(b)    See Note 9 – ATM Program for further discussion. Includes deferred tax impact of approximately $30 million.
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

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the 2023 acquisition been completed on January 1, 2022 are as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$317	$579
Pro forma operating income	$37	$11
Pro forma net income (loss)	$99	$(55)
Pro forma net income attributable to NEP	$56	$44

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

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the condensed consolidated operations.

2. Discontinued Operations

In December 2023, a subsidiary of NEP completed the sale of its ownership interests in the Texas pipelines. NEP's results of operations for the Texas pipelines are presented as income from discontinued operations on its condensed consolidated statements of income (loss) for the three and six months ended June 30, 2023.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below presents the financial results of the Texas pipelines included in income from discontinued operations:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(millions)
OPERATING REVENUES(a)	$57	$113
OPERATING EXPENSES
Operations and maintenance(b)	8	15
Depreciation and amortization	9	18
Taxes other than income taxes and other	2	5
Total operating expenses – net	19	38
OPERATING INCOME	38	75
OTHER INCOME (DEDUCTIONS)
Interest expense	(3)	(6)
Other – net	1	—
Total other income (deductions) – net	(2)	(6)
INCOME BEFORE INCOME TAXES	36	69
INCOME TAXES	3	5
INCOME FROM DISCONTINUED OPERATIONS(c)	$33	$64
_____________________________
(a)    Represents service revenues earned under gas transportation agreements. Includes related party revenues of approximately $7 million and $14 million, respectively.
(b)    Includes related party amounts of approximately $5 million and $10 million, respectively.
(c)    Includes net income attributable to noncontrolling interests of approximately $23 million and $49 million, respectively. Income tax expense attributable to noncontrolling interests is less than $1 million for both periods presented.

NEP has elected not to separately disclose discontinued operations on its condensed consolidated statement of cash flows. The table below presents cash flows from discontinued operations for major captions on the condensed consolidated statement of cash flows related to the Texas pipelines:

Six Months Ended June 30, 2023
(millions)
Depreciation and amortization	$18
Change in value of derivative contracts	$1
Deferred income taxes	$5
Capital expenditures and other investments	$(52)

3. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and, in 2023, natural gas transportation agreements (see Note 2 regarding sale of the Texas pipelines). NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. NEP’s operating revenues for the three and six months ended June 30, 2024 are revenue from contracts with customers for renewable energy sales of approximately $331 million and $572 million, respectively. NEP’s operating revenues for the three and six months ended June 30, 2023 are revenue from contracts with customers for renewable energy sales of approximately $289 million and $534 million, respectively, and revenue from contracts with customers for natural gas transportation services, all of which is included in income from discontinued operations, of $57 million and $113 million, respectively. NEP's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

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
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2051, will vary based on the volume of energy delivered. At June 30, 2024, NEP expects to record approximately $164 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

4. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEP's condensed consolidated statements of income (loss). At June 30, 2024 and December 31, 2023, the net notional amounts of the interest rate contracts were approximately $3.1 billion and $3.1 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in NEP's condensed consolidated statements of income (loss). At June 30, 2024 and December 31, 2023, NEP had derivative commodity contracts for power with net notional volumes of approximately 4.5 million and 4.6 million MW hours, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2024 and December 31, 2023, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	June 30, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$230	$—	$—	$230
Commodity contracts	$—	$—	$5	$(3)	2
Total derivative assets					$232
Liabilities:
Interest rate contracts	$—	$4	$—	$—	$4
Commodity contracts	$—	$—	$10	$(3)	7
Total derivative liabilities					$11

Net fair value by balance sheet line item:
Current other assets					$65
Noncurrent other assets					167
Total derivative assets					$232

Current other liabilities					$5
Noncurrent other liabilities					6
Total derivative liabilities					$11
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$195	$—	$4	$199
Commodity contracts	$—	$—	$1	$—	1
Total derivative assets					$200
Liabilities:
Interest rate contracts	$—	$30	$—	$4	$34
Commodity contracts	$—	$—	$21	$—	21
Total derivative liabilities					$55

Net fair value by balance sheet line item:
Current other assets					$61
Noncurrent other assets					139
Total derivative assets					$200

Current other liabilities					$18
Noncurrent other liabilities					37
Total derivative liabilities					$55
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's derivatives are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(millions)
Interest rate contracts – interest expense	$28	$49	$97	$(100)
Interest rate contracts – income from discontinued operations	$—	$3	$—	$2
Commodity contracts – operating revenues	$14	$(7)	$14	$(9)

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2024 and December 31, 2023, the aggregate fair value of NEP's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4 million and $30 million, respectively.

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

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,774	$5,633	$6,289	$6,136
____________________
(a)    At June 30, 2024 and December 31, 2023, approximately $5,616 million and $6,120 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At June 30, 2024, approximately $989 million of the fair value relates to the 2020 convertible notes and the 2022 convertible notes and is Level 2. At December 31, 2023, approximately $1,446 million of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes and is Level 2.

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

The effective tax rates for continuing operations for the three and six months ended June 30, 2024 were approximately 27% and 8%, respectively, and for the three and six months ended June 30, 2023 were 22% and 14%, respectively. For the three months ended June 30, 2024, the effective tax rate for continuing operations is above the U.S. statutory rate of 21% primarily due to tax expense attributable to noncontrolling interests of approximately $12 million, partly offset by tax benefit attributable to PTCs of $9 million. For the six months ended June 30, 2024, the effective tax rate for continuing operations is below the U.S. statutory rate of 21% primarily due to tax benefit attributable to PTCs of approximately $16 million. For the three months ended June 30, 2023, the effective tax rate for continuing operations is above the U.S. statutory rate of 21% primarily due to tax expense attributable to noncontrolling interests of approximately $4 million and state tax expense of $4 million, partly offset by tax benefit attributable to PTCs of $7 million. For the six months ended June 30, 2023, the effective tax rate for continuing operations is below the U.S. statutory rate of 21% primarily due to tax benefits attributable to PTCs of approximately $14 million, partly offset by tax expense attributable to noncontrolling interest of $26 million.

7. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At June 30, 2024, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4%

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at June 30, 2024 and December 31, 2023, NEP OpCo consolidated 20 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 11 – Noncontrolling Interests) in entities which own and operate 40 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $11,316 million and $539 million, respectively, at June 30, 2024 and $11,453 million and $552 million, respectively, at December 31, 2023.

At June 30, 2024 and December 31, 2023, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries (see Note 11 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 5,560 MW and battery storage capacity of 120 MW, as well as ownership interests in natural gas pipeline assets (Class B VIEs). These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $13,428 million and $2,619 million, respectively, at June 30, 2024 and $13,576 million and $2,693 million, respectively, at December 31, 2023. Certain of the Class B VIEs include six other VIEs related to NEP's ownership interests in Rosmar Holdings, LLC, Silver State, Meade Pipeline Co LLC, Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC (Emerald Breeze). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,534 million and $7,640 million of assets and $417 million and $437 million of liabilities at June 30, 2024 and December 31, 2023, respectively, are also included in the disclosure of the VIEs related to differential membership interests above.

At June 30, 2024 and December 31, 2023, NEP OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) which is a VIE. The assets, primarily property, plant and equipment – net, and the liabilities, primarily accounts payable and accrued expenses, asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $424 million and $10 million, respectively, at June 30, 2024 and $440 million and $10 million, respectively, at December 31, 2023. This VIE contains entities which have sold differential membership interests and approximately $339 million and $353 million of assets and $9 million and $10 million of liabilities at June 30, 2024 and December 31, 2023, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At June 30, 2024 and December 31, 2023, NEP's equity method investment related to the non-economic ownership interests of approximately $332 million and $111 million, respectively, is reflected as noncurrent other assets on NEP's condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income (loss) attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. Debt

Long-term debt issuances and borrowings by subsidiaries of NEP during the six months ended June 30, 2024 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount	Maturity Date
			(millions)
February 2024	Other long-term debt	Fixed(a)	$24	(a)
————————————
(a)See Note 10 – Related Party Long-Term Debt.

In February 2024, the loan parties extended the maturity date from February 2028 to February 2029 for substantially all of the NEP OpCo credit facility. In July 2024, $50 million was drawn under the NEP OpCo credit facility.

In May 2024, as a result of NEP's distribution to common unitholders on May 15, 2024, the conversion ratio of NEP's 2022 convertible notes was adjusted. At June 30, 2024, the conversion rate, which is subject to certain adjustments, was 10.6623 NEP common units per $1,000 of the 2022 convertible notes, which is equivalent to a conversion price of approximately $93.7884 per NEP common unit. At June 30, 2024, the 2022 capped call options have a strike price of $93.7884 and a cap price of $117.2360, subject to certain adjustments.

In June 2024, the $500 million principal amount of NEP's 2021 convertible notes were repaid at maturity. In July 2024, NEP OpCo repaid $700 million principal amount of 4.25% senior unsecured notes due July 2024.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2024, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

9. Equity

Distributions – On July 23, 2024, the board of directors of NEP authorized a distribution of $0.9050 per common unit payable on August 14, 2024 to its common unitholders of record on August 6, 2024. NEP anticipates that an adjustment will be made to the conversion ratio for the 2020 convertible notes under the related indenture on the ex-distribution date for such distribution, which will be computed using the last reported sale price of NEP's units on the day before the ex-distribution date, subject to certain carryforward provisions in the related indenture.

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes. During the periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of NEP's basic and diluted earnings per unit for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(millions, except per unit amounts)
Numerator – Net income attributable to NEP:
From continuing operations – basic and assuming dilution	$62	$39	$132	$19
From discontinued operations – basic and assuming dilution	—	10	—	15
Net income attributable to NEP	$62	$49	$132	$34

Denominator:
Weighted-average number of common units outstanding – basic	93.5	92.3	93.5	89.8
Dilutive effect of convertible notes(a)	—	—	—	—
Weighted-average number of common units outstanding – assuming dilution	93.5	92.3	93.5	89.8

Earnings per common unit attributable to NEP – basic and assuming dilution:
From continuing operations	$0.66	$0.43	$1.41	$0.21
From discontinued operations	—	0.10	—	0.17
Earnings per common unit attributable to NEP – basic and assuming dilution	$0.66	$0.53	$1.41	$0.38
————————————
(a)During the three and six months ended June 30, 2024 and 2023, the 2022 convertible notes and the 2020 convertible notes were antidilutive, and during the three and six months ended June 30, 2023, the 2021 convertible notes were also antidilutive, and as such were not included in the calculation of diluted earnings per unit. See Note 8 regarding the repayment of the 2021 convertible notes.

ATM Program – During the three and six months ended June 30, 2024, NEP did not issue any common units under its at-the-market equity issuance program (ATM program). During the three and six months ended June 30, 2023, NEP issued approximately 2.8 million common units and 5.1 million common units, respectively, under the ATM program for gross proceeds of $162 million and $314 million. Fees related to the ATM program were approximately $1 million and $3 million for the three and six months ended June 30, 2023, respectively.

Common Unit Issuance – During the three and six months ended June 30, 2023, NEP issued approximately 1.7 million NEP common units upon NEE Equity's exchange of NEP OpCo common units on a one-for-one basis.

Class B Noncontrolling Interests – In 2019, a subsidiary of NEP sold Class B membership interests in NEP Renewables II to a third-party investor. In June 2024, NEP exercised its buyout right and purchased 15% of the originally issued Class B membership interests in NEP Renewables II for approximately $187 million which brings the total buyout to date to 30% of the originally issued Class B membership interests in NEP Renewables II.

Accumulated Other Comprehensive Income (Loss) – During the three and six months ended June 30, 2024, NEP recognized less than $1 million of other comprehensive income related to an equity method investee. During the three and six months ended June 30, 2023, NEP recognized less than $1 million of other comprehensive income related to an equity method investee. At June 30, 2024 and 2023, NEP's accumulated other comprehensive loss totaled approximately $14 million and $16 million, respectively, of which $7 million and $9 million, respectively, was attributable to noncontrolling interest and $7 million and $7 million, respectively, was attributable to NEP.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also made certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by NEP OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. NEP’s O&M expenses for the three and six months ended June 30, 2024 include approximately $3 million and $5 million, respectively, and for the three and six months ended June 30, 2023 include $3 million and $45 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and six months ended June 30, 2024 include approximately $2 million and $4 million, respectively, and for the three and six months ended June 30, 2023 include $2 million and $4 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with NEP OpCo. At June 30, 2024 and December 31, 2023, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $681 million and $1,511 million, respectively, and are included in due from related parties on NEP's condensed consolidated balance sheets. During the three and six months ended June 30, 2024, NEP recorded interest income of approximately $15 million and $34 million, respectively, due from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 2), which is reflected in other – net on the condensed consolidated statements of income (loss) and is included in due from related parties on NEP's condensed consolidated balance sheet at June 30, 2024.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At June 30, 2024, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion related to these obligations.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of NEP acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At June 30, 2024 and December 31, 2023, the note payable was approximately $85 million and $62 million, respectively and is included in long-term debt on NEP's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Transportation and Fuel Management Agreements – In connection with the Texas pipelines (see Note 2), a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) were passed back to the NEP subsidiary. During the three and six months ended June 30, 2023, NEP recognized approximately $1 million and $3 million, respectively, in revenues related to the transportation and fuel management agreements which are reflected in income from discontinued operations on the condensed consolidated statements of income (loss).

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

11. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At June 30, 2024 and December 31, 2023, NEP had approximately $40 million and $20 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at June 30, 2024 and December 31, 2023 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	June 30, 2024	December 31, 2023
	(millions)
Property, plant and equipment, gross	$17,369	$17,299
Accumulated depreciation	(2,726)	(2,462)
Property, plant and equipment – net	$14,643	$14,837

Income Taxes – For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of renewable energy tax credits for the six months ended June 30, 2024 of approximately $33 million are reported in the cash paid (received) for income taxes within the supplemental disclosures of cash flow information on NEP's condensed consolidated statements of cash flows.

Noncontrolling Interests – At June 30, 2024, noncontrolling interests on NEP's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables II, NEP Pipelines, Genesis Holdings, NEP Renewables III and NEP Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.4% noncontrolling interest in NEP OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling interest in Emerald Breeze, a third-party's 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended June 30, 2024	(millions)
Balances, March 31, 2024	$4,476	$4,004	$906	$1,035	$10,421
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	78	(221)	114	25	(4)
Related party contributions	—	—	14	—	14
Distributions, primarily to related parties	—	—	(97)	(5)	(102)
Changes in non-economic ownership interests	—	—	—	216	216
Differential membership investment contributions, net of distributions	—	(20)	—	—	(20)
Payments to Class B noncontrolling interest investors	(14)	—	—	—	(14)
Buyout of Class B noncontrolling interest investors	(187)	—	—	—	(187)
Other – net	(1)	—	1	—	—
Balances, June 30, 2024	$4,352	$3,763	$939	$1,271	$10,325

Six Months Ended June 30, 2024
Balances, December 31, 2023	$4,417	$4,143	$899	$1,029	$10,488
Related party note receivable	—	—	4	—	4
Net income (loss) attributable to noncontrolling interests	155	(424)	186	43	(40)
Related party contributions	—	—	41	—	41
Distributions, primarily to related parties	—	—	(191)	(17)	(208)
Changes in non-economic ownership interests	—	—	—	216	216
Differential membership investment contributions, net of distributions	—	44	—	—	44
Payments to Class B noncontrolling interest investors	(33)	—	—	—	(33)
Buyout of Class B noncontrolling interest investors	(187)	—	—	—	(187)
Balances, June 30, 2024	$4,352	$3,763	$939	$1,271	$10,325
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended June 30, 2023	(millions)
Balances, March 31, 2023	$4,853	$4,307	$827	$1,082	$11,069
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Net income (loss) attributable to noncontrolling interests	83	(162)	87	30	38
Distributions, primarily to related parties	—	—	(94)	(7)	(101)
Differential membership investment contributions, net of distributions	—	(9)	—	—	(9)
Payments to Class B noncontrolling interest investors	(19)	—	—	—	(19)
Buyout of Class B noncontrolling interest investors	(194)	—	—	—	(194)
Other – net	(1)	(1)	20	3	21
Balances, June 30, 2023	$4,722	$4,300	$840	$1,108	$10,970

Six Months Ended June 30, 2023
Balances, December 31, 2022	$5,031	$4,359	$891	$1,065	$11,346
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Acquisition of subsidiary with noncontrolling interest	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	171	(356)	40	45	(100)
Distributions, primarily to related parties	—	—	(182)	(17)	(199)
Changes in non-economic ownership interests	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	41	—	—	41
Payments to Class B noncontrolling interest investors	(89)	—	—	—	(89)
Sale of differential membership interest	—	92	—	—	92
Buyout of Class B noncontrolling interest investors	(390)	—	—	—	(390)
Other – net	(1)	(1)	19	4	21
Balances, June 30, 2023	$4,722	$4,300	$840	$1,108	$10,970
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership with a strategy that emphasizes acquiring, managing and owning contracted clean energy assets with stable long-term cash flows with a focus on renewable energy projects. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At June 30, 2024, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns, or has partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project, as well as a pipeline investment. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(millions)
OPERATING REVENUES	$360	$293	$617	$537
OPERATING EXPENSES
Operations and maintenance	139	123	261	269
Depreciation and amortization	138	126	274	249
Taxes other than income taxes and other – net	17	18	37	27
Total operating expenses – net	294	267	572	545
OPERATING INCOME (LOSS)	66	26	45	(8)
OTHER INCOME (DEDUCTIONS)
Interest expense	(54)	(12)	(67)	(218)
Equity in earnings of equity method investees	48	45	78	74
Equity in earnings of non-economic ownership interests	1	11	5	3
Other – net	18	2	39	3
Total other income (deductions) – net	13	46	55	(138)
INCOME (LOSS) BEFORE INCOME TAXES	79	72	100	(146)
INCOME TAX EXPENSE (BENEFIT)	21	16	8	(20)
INCOME (LOSS) FROM CONTINUING OPERATIONS	58	56	92	(126)
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $3 million and $5 million, respectively	—	33	—	64
NET INCOME (LOSS)	58	89	92	(62)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4	(40)	40	96
NET INCOME ATTRIBUTABLE TO NEP	$62	$49	$132	$34

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under NEP's PPAs, partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Wind resource levels, weather conditions and the performance of NEP's renewable energy portfolio represent significant factors that could affect NEP's operating results because these variables impact energy sales. NEP utilizes the wind production index to determine the impact of wind resource levels. The wind production index represents a measure of the actual wind speeds available for energy production for a stated period relative to long-term average wind speeds. NEP compares the actual wind speeds observed at each wind facility applied to turbine-specific power curves to produce the estimated MWh production for a stated period to the estimated long-term average wind speeds at each wind facility applied to the same turbine-specific power curves to produce the long-term average MWh production which results in the current period wind production index to determine the impact of wind resource for the stated period.

Operating revenues increased $67 million for the three months ended June 30, 2024. The increase primarily reflects higher revenues of approximately $37 million associated with the renewable energy projects acquired in 2023, $25 million due to favorable wind resource (103% of long-term average wind speeds in 2024 compared to 88% in 2023) and $12 million resulting from an amendment to a derivative contract, partly offset by a $6 million decrease relating to lower solar generation.

Operating Expenses

Operations and Maintenance
O&M expenses increased $16 million during the three months ended June 30, 2024 primarily reflecting approximately $9 million of higher operating costs and $7 million related to the renewable energy projects acquired in 2023.

Depreciation and Amortization
Depreciation and amortization expense increased $12 million during the three months ended June 30, 2024 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired or placed in service in 2023.

Other Income (Deductions)

Interest Expense
The increase in interest expense of $42 million during the three months ended June 30, 2024 primarily reflects higher interest expense due to increased average debt outstanding and $21 million of unfavorable mark-to-market activity ($28 million of gains recorded in 2024 compared to $49 million of gains in 2023).

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests decreased $10 million during the three months ended June 30, 2024 primarily relating to debt payoff and related swap settlements and loss on extinguishment of the debt.

Other – net
For the three months ended June 30, 2024, the change in other – net primarily reflects interest income of approximately $15 million due from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 2).

Income Taxes

For the three months ended June 30, 2024, NEP recorded income tax expense of $21 million on income from continuing operations before income taxes of $79 million, resulting in an effective tax rate of 27%. The tax expense is comprised primarily of income tax expense of approximately $17 million at the statutory rate of 21% and $12 million attributable to noncontrolling interests, partly offset by income tax benefit of $9 million attributable to PTCs.

For the three months ended June 30, 2023, NEP recorded income tax expense of $16 million on income from continuing operations before income taxes of $72 million, resulting in an effective tax rate of 22%. The tax expense is comprised primarily of income tax expense of approximately $15 million at the statutory rate of 21%, $4 million of state taxes and $4 million attributable to noncontrolling interests, partly offset by income tax benefits of $7 million attributable to PTCs.

Income from Discontinued Operations

Income from discontinued operations reflects the operations of the Texas pipelines prior to the sale in December 2023. See Note 2.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended June 30, 2024, the change in net loss (income) attributable to noncontrolling interests primarily reflects a higher net loss allocation of approximately $61 million to differential membership investors resulting from higher PTCs, a lower net income allocation of $5 million to Class B noncontrolling interest investors primarily due to buyouts in 2023 and lower net income of $5 million from non-economic ownership interests, partly offset by higher net income allocation of $27 million to NEE Equity's noncontrolling interest in 2024 compared to 2023. See Note 11 – Noncontrolling Interests.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Operating Revenues

Operating revenues increased $80 million for the six months ended June 30, 2024. The increase primarily reflects higher revenues of approximately $60 million associated with the renewable energy projects acquired or placed in service in 2023 and higher revenues of $17 million primarily due to favorable wind resource (100% of long-term average wind speeds in 2024 compared to 95% in 2023).

Operating Expenses

Operations and Maintenance
O&M expenses decreased $8 million during the six months ended June 30, 2024 primarily reflecting lower corporate operating expenses of approximately $44 million primarily relating to the suspension of the IDR fee in May 2023, partly offset by $22 million of higher operating costs and $14 million related to the renewable energy projects acquired in 2023.

Depreciation and Amortization
Depreciation and amortization expense increased $25 million during the six months ended June 30, 2024 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired or placed in service in 2023.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of $151 million during the six months ended June 30, 2024 primarily reflects approximately $197 million of favorable mark-to-market activity ($97 million of gains recorded in 2024 compared to $100 million of losses in 2023), partly offset by higher interest expense due to increased average debt outstanding.

Other – net
For the six months ended June 30, 2024, the change in other – net primarily reflects interest income of approximately $34 million due from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 2).

Income Taxes

For the six months ended June 30, 2024, NEP recorded income tax expense of $8 million on income from continuing operations before income taxes of $100 million, resulting in an effective tax rate of 8%. The tax expense is comprised primarily of income tax expense of approximately $21 million at the statutory rate of 21%, partly offset by income tax benefit of $16 million attributable to PTCs.

For the six months ended June 30, 2023, NEP recorded income tax benefit of $20 million on loss from continuing operations before income taxes of $146 million, resulting in an effective tax rate of 14%. The tax benefit is comprised primarily of income tax benefit of approximately $31 million at the statutory rate of 21% and $14 million attributable to PTCs, partly offset by income tax expense of $26 million attributable to noncontrolling interests.

Income from Discontinued Operations

Income from discontinued operations reflects the operations of the Texas pipelines prior to the sale in December 2023. See Note 2.

Net Loss (Income) Attributable to Noncontrolling Interests

For the six months ended June 30, 2024, the change in net loss (income) attributable to noncontrolling interests primarily reflects a higher net income allocation of approximately $144 million to NEE Equity's noncontrolling interest in 2024 compared to 2023, partly offset by a higher net loss allocation of $49 million to differential membership investors resulting from higher PTCs due to favorable wind resource, a higher net loss allocation of $21 million to differential membership investors resulting from the renewable energy projects acquired in 2023 and $16 million of lower net income allocation to Class B noncontrolling interest investors primarily due to buyouts in 2023. See Note 11 – Noncontrolling Interests.

Liquidity and Capital Resources

NEP’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 10, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 8 and Note 4), distributions to common unitholders and distributions to the holders of noncontrolling interests. NEP expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, as a growth-oriented limited partnership, NEP expects from time to time to make acquisitions (see Note 1), including in connection with the exercise of buyout rights (see Note 9 – Class B Noncontrolling Interests and Note 11 – Noncontrolling Interests), and other investments. These acquisitions and investments are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness, issuances of additional NEP common units, including under its ATM program, or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and divestitures (see Note 2). NEP may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 11 – Noncontrolling Interests). In addition, NEP expects to fund debt maturities through refinancing. NEP may, but does not expect to, issue common units to satisfy NEP's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion.

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

Liquidity Position

At June 30, 2024, NEP's liquidity position was approximately $3,412 million. The table below provides the components of NEP’s liquidity position:

	June 30, 2024		Maturity Date
	(millions)
Cash and cash equivalents	$281
Amounts due under the CSCS agreement	681
Revolving credit facility(a)	2,500		2029
Less issued letters of credit	(50)
Total	$3,412	(b)
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2025 and an additional $50 million expires in 2028. In July 2024, $50 million was drawn under the NEP OpCo credit facility.
(b)    In July 2024, NEP OpCo repaid $700 million principal amount of 4.25% senior unsecured notes.

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

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At June 30, 2024, NEP's subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

During the three months ended June 30, 2024, NEP exercised its buyout right and purchased 15% of the originally issued Class B membership interests in NEP Renewables II. See Note 9 – Class B Noncontrolling Interests.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2024 and 2023, NEP had capital expenditures of approximately $133 million and $807 million, respectively. The 2023 capital expenditures primarily relate to the assets acquired from NEER in December 2022 which were acquired under construction or had recently been placed in service. Such expenditures were reimbursed by NEER as contemplated in the acquisition. Estimates of planned capital expenditures, including those relating to expected wind turbine repowerings, are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the six months ended June 30, 2024, NEP distributed approximately $166 million to its common unitholders. On July 23, 2024, the board of directors of NEP authorized a distribution of $0.9050 per common unit payable on August 14, 2024 to its common unitholders of record on August 6, 2024.

Cash Flows

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
	2024	2023	Change
	(millions)
Net cash provided by operating activities	$309	$296	$13
Net cash provided by (used in) investing activities	$748	$(430)	$1,178
Net cash provided by (used in) financing activities	$(1,030)	$478	$(1,508)

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by higher operating cash flows from the renewable energy projects acquired in 2023 and lower corporate O&M expenses due to the suspension of the IDR fee, partly offset by the timing of transactions impacting working capital.

Net Cash Provided by (Used in) Investing Activities

	Six Months Ended June 30,
	2024	2023
	(millions)
Acquisition of membership interests in subsidiaries – net	$—	$(666)
Capital expenditures and other investments	(133)	(807)
Proceeds from sale of a business	—	55
Payments from related parties under CSCS agreement – net	830	255
Reimbursements from related parties for capital expenditures	49	732
Other – net	2	1
Net cash provided by (used in) investing activities	$748	$(430)

The change in net cash provided by (used in) investing activities was primarily driven by the absence of payments to acquire membership interests in subsidiaries and higher payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement, partly offset by the absence of proceeds from sale of a business.

Net Cash Provided by (Used in) Financing Activities

	Six Months Ended June 30,
	2024	2023
	(millions)
Proceeds from issuance of common units – net	$3	$315
Issuances (retirements) of long-term debt – net	(524)	1,049
Partner contributions	45	—
Partner distributions	(374)	(348)
Proceeds (payments) related to differential membership interests – net	44	(58)
Payments related to Class B noncontrolling interests – net	(33)	(89)
Buyout of Class B noncontrolling interest investors	(187)	(390)
Other – net	(4)	(1)
Net cash provided by (used in) financing activities	$(1,030)	$478

The change in net cash provided by (used in) financing activities primarily reflects retirements of long-term debt in 2024 compared to issuances of long-term debt in 2023 and lower proceeds related to the issuance of common units – net, partly offset by lower payments to buy out Class B noncontrolling interest investors and proceeds related to differential membership interests in 2024 compared to payments to differential membership interests in 2023.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2024, approximately 98% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At June 30, 2024, the estimated fair value of NEP's long-term debt was approximately $5.6 billion and the carrying value of the long-term debt was $5.8 billion. See Note 5 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $48 million at June 30, 2024.

At June 30, 2024, NEP had interest rate contracts with a net notional amount of approximately $3.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative assets at June 30, 2024 would decrease by approximately $57 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of June 30, 2024.

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

Item 5. Other Information

(c)    During the three months ended June 30, 2024, no director or officer of NEP adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date:  July 24, 2024

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)