Form 10-Q
period 2024-09-30
NEXTERA ENERGY PARTNERS, LP
filed 2024-10-23
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Number of NextEra Energy Partners, LP common units outstanding at September 30, 2024: 93,534,176

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES(a)	$319	$308	$936	$847
OPERATING EXPENSES
Operations and maintenance(b)	128	121	389	390
Depreciation and amortization	138	136	412	385
Taxes other than income taxes and other – net	18	19	55	48
Total operating expenses – net	284	276	856	823
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	14	—	13	—
OPERATING INCOME	49	32	93	24
OTHER INCOME (DEDUCTIONS)
Interest expense	(165)	24	(233)	(194)
Equity in earnings of equity method investees	48	56	126	129
Equity in earnings of non-economic ownership interests	11	13	16	16
Other – net	4	3	45	7
Total other income (deductions) – net	(102)	96	(46)	(42)
INCOME (LOSS) BEFORE INCOME TAXES	(53)	128	47	(18)
INCOME TAXES	30	28	38	8
INCOME (LOSS) FROM CONTINUING OPERATIONS	(83)	100	9	(26)
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $3 million and $8 million, respectively	—	32	—	96
NET INCOME (LOSS)(c)	(83)	132	9	70
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43	(79)	82	18
NET INCOME (LOSS) ATTRIBUTABLE TO NEP	$(40)	$53	$91	$88

Earnings (loss) per common unit attributable to NEP – basic and assuming dilution:
From continuing operations	$(0.43)	$0.47	$0.97	$0.70
From discontinued operations	—	0.10	—	0.26
Earnings (loss) per common unit attributable to NEP – basic and assuming dilution	$(0.43)	$0.57	$0.97	$0.96
____________________
(a)    Includes related party revenues of approximately $2 million and $(1) million for the three months ended September 30, 2024 and 2023, respectively, and $8 million and $(14) million for the nine months ended September 30, 2024 and 2023, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $19 million and $20 million for the three months ended September 30, 2024 and 2023, respectively, and $48 million and $106 million for the nine months ended September 30, 2024 and 2023, respectively.
(c)    For each of the three and nine months ended September 30, 2024, NEP recognized approximately $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three and nine months ended September 30, 2023, NEP recognized less than $1 million and $1 million, respectively, of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$290	$274
Accounts receivable	116	114
Other receivables	94	64
Due from related parties	105	1,575
Inventory	102	82
Other	145	107
Total current assets	852	2,216
Other assets:
Property, plant and equipment – net	14,614	14,837
Intangible assets – PPAs – net	1,860	1,987
Goodwill	828	833
Investments in equity method investees	1,856	1,853
Other	894	785
Total other assets	20,052	20,295
TOTAL ASSETS	$20,904	$22,511
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$71	$72
Due to related parties	106	87
Current portion of long-term debt	100	1,348
Accrued interest	34	38
Accrued property taxes	36	43
Other	75	83
Total current liabilities	422	1,671
Other liabilities and deferred credits:
Long-term debt	5,074	4,941
Asset retirement obligations	360	331
Due to related parties	43	53
Intangible liabilities – PPAs – net	1,143	1,210
Other	258	248
Total other liabilities and deferred credits	6,878	6,783
TOTAL LIABILITIES	7,300	8,454
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (93.5 and 93.4 units issued and outstanding, respectively)	3,419	3,576
Accumulated other comprehensive loss	(6)	(7)
Noncontrolling interests	10,191	10,488
TOTAL EQUITY	13,604	14,057
TOTAL LIABILITIES AND EQUITY	$20,904	$22,511

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	412
Intangible amortization – PPAs	62	61
Change in value of derivative contracts	26	140
Deferred income taxes	76	16
Equity in earnings of equity method investees, net of distributions received	—	(7)
Equity in earnings of non-economic ownership interests, net of distributions received	(6)	(16)
Gains on disposal of businesses/assets – net	(13)	—
Other – net	12	15
Changes in operating assets and liabilities:
Current assets	(59)	(63)
Noncurrent assets	(13)	(87)
Current liabilities	12	11
Noncurrent liabilities	(1)	—
Net cash provided by operating activities	517	552
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of membership interests in subsidiaries – net	—	(666)
Capital expenditures and other investments	(189)	(1,064)
Proceeds from sale of a business	—	55
Payments from related parties under CSCS agreement – net	1,460	206
Reimbursements from related parties for capital expenditures	49	904
Other – net	24	1
Net cash provided by (used in) investing activities	1,344	(564)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	315
Issuances of long-term debt, including premiums and discounts	199	1,384
Retirements of long-term debt	(1,325)	(349)
Debt issuance costs	(2)	(2)
Partner contributions	50	—
Partner distributions	(596)	(554)
Payments to Class B noncontrolling interest investors	(66)	(122)
Buyout of Class B noncontrolling interest investors	(187)	(590)
Proceeds on sale of differential membership interests	—	92
Proceeds from differential membership investors	173	153
Payments to differential membership investors	(57)	(219)
Change in amounts due to related parties	(1)	(1)
Other – net	—	2
Net cash provided by (used in) financing activities	(1,809)	109
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	52	97
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	294	284
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$346	$381
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$152	$129
Cash received for income taxes – net	$(38)	$(1)
Change in noncash investments in non-economic ownership interests – net	$216	$9
Accrued property additions	$54	$248

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended September 30, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, June 30, 2024	93.5	$3,547	$(7)	$10,325	$13,865
Issuance of common units – net	—	1	—	—	1
Net income (loss)	—	(40)	—	(43)	(83)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	5	5
Distributions, primarily to related parties	—	—	—	(137)	(137)
Other differential membership investment activity	—	—	—	72	72
Payments to Class B noncontrolling interest investors	—	—	—	(33)	(33)
Distributions to unitholders(a)	—	(85)	—	—	(85)
Other – net	—	(4)	—	2	(2)
Balances, September 30, 2024	93.5	$3,419	$(6)	$10,191	$13,604
_________________________
(a)    Distributions per common unit of $0.9050 were paid during the three months ended September 30, 2024.

	Common Units
Nine Months Ended September 30, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2023	93.4	$3,576	$(7)	$10,488	$14,057
Issuance of common units – net	0.1	6	—	—	6
Net income (loss)	—	91	—	(82)	9
Other comprehensive income	—	—	1	—	1
Related party note receivable	—	—	—	4	4
Related party contributions	—	—	—	46	46
Distributions, primarily to related parties	—	—	—	(346)	(346)
Changes in non-economic ownership interests	—	—	—	216	216
Other differential membership investment activity	—	—	—	116	116
Payments to Class B noncontrolling interest investors	—	—	—	(66)	(66)
Distributions to unitholders(a)	—	(250)	—	—	(250)
Buyout of Class B noncontrolling interest investors	—	—	—	(187)	(187)
Other – net	—	(4)	—	2	(2)
Balances, September 30, 2024	93.5	$3,419	$(6)	$10,191	$13,604
_________________________
(a)    Distributions per common unit of $2.6775 were paid during the nine months ended September 30, 2024.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended September 30, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, June 30, 2023	93.4	$3,565	$(7)	$10,970	$14,528	$105
Net income	—	53	—	79	132	—
Distributions, primarily to related parties	—	—	—	(127)	(127)	—
Other differential membership investment activity	—	—	—	190	190	(105)
Payments to Class B noncontrolling interest investors	—	—	—	(33)	(33)	—
Distributions to unitholders(a)	—	(80)	—	—	(80)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(201)	(201)	—
Other – net	—	2	—	(1)	1	—
Balances, September 30, 2023	93.4	$3,540	$(7)	$10,877	$14,410	$—
_____________________________
(a)     Distributions per common unit of $0.8540 were paid during the three months ended September 30, 2023.

	Common Units
Nine Months Ended September 30, 2023	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2022	86.5	$3,332	$(7)	$11,346	$14,671	$101
Issuance of common units – net(a)(b)	6.9	364	—	—	364	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Acquisition of subsidiary with noncontrolling ownership interest	—	—	—	72	72	—
Net income (loss)	—	88	—	(22)	66	4
Distributions, primarily to related parties	—	—	—	(326)	(326)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	323	323	(105)
Payments to Class B noncontrolling interest investors	—	—	—	(122)	(122)	—
Distributions to unitholders(c)	—	(228)	—	—	(228)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(590)	(590)	—
Other – net	—	(16)	—	20	4	—
Balances, September 30, 2023	93.4	$3,540	$(7)	$10,877	$14,410	$—
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

Supplemental Unaudited Pro forma Results of Operations

NEP’s pro forma results of operations in the combined entity had the 2023 acquisition been completed on January 1, 2022 are as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$308	$888
Pro forma operating income	$32	$43
Pro forma net income	$132	$77
Pro forma net income attributable to NEP	$53	$98

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

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been completed on January 1, 2022 or the future results of the condensed consolidated operations.

2. Discontinued Operations

In December 2023, a subsidiary of NEP completed the sale of its ownership interests in the Texas pipelines. NEP's results of operations for the Texas pipelines are presented as income from discontinued operations on its condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2023.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below presents the financial results of the Texas pipelines included in income from discontinued operations:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(millions)
OPERATING REVENUES(a)	$59	$171
OPERATING EXPENSES
Operations and maintenance(b)	7	22
Depreciation and amortization	9	27
Taxes other than income taxes and other	2	6
Total operating expenses – net	18	55
OPERATING INCOME	41	116
OTHER INCOME (DEDUCTIONS)
Interest expense	(7)	(13)
Equity in earnings of equity method investees	2	2
Other – net	(1)	(1)
Total other income (deductions) – net	(6)	(12)
INCOME BEFORE INCOME TAXES	35	104
INCOME TAXES	3	8
INCOME FROM DISCONTINUED OPERATIONS(c)	$32	$96
_____________________________
(a)    Represents service revenues earned under gas transportation agreements. Includes related party revenues of approximately $10 million and $24 million, respectively.
(b)    Includes related party amounts of approximately $4 million and $14 million, respectively.
(c)    Includes net income attributable to noncontrolling interests of approximately $23 million and $71 million, respectively. Income tax expense attributable to noncontrolling interests is less than $1 million for both periods presented.

NEP has elected not to separately disclose discontinued operations on its condensed consolidated statement of cash flows. The table below presents cash flows from discontinued operations for major captions on the condensed consolidated statement of cash flows related to the Texas pipelines:

Nine Months Ended September 30, 2023
(millions)
Depreciation and amortization	$27
Change in value of derivative contracts	$2
Deferred income taxes	$8
Capital expenditures and other investments	$(115)

3. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. NEP's operating revenues are generated primarily from various non-affiliated parties under PPAs and, in 2023, natural gas transportation agreements (see Note 2 regarding sale of the Texas pipelines). NEP's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services are performed. NEP believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by NEP. In addition, NEP believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. NEP’s operating revenues for the three and nine months ended September 30, 2024 are revenue from contracts with customers for renewable energy sales of approximately $301 million and $874 million, respectively. NEP’s operating revenues for the three and nine months ended September 30, 2023 are revenue from contracts with customers for renewable energy sales of approximately $291 million and $825 million, respectively, and revenue from contracts with customers for natural gas transportation services, all of which is included in income from discontinued operations, of $59 million and $171 million, respectively. NEP's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEP's receivables, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

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
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2051, will vary based on the volume of energy delivered. At September 30, 2024, NEP expects to record approximately $162 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

4. Derivative Instruments and Hedging Activity

NEP uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. NEP records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. NEP does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEP's condensed consolidated statements of income (loss). At September 30, 2024 and December 31, 2023, the net notional amounts of the interest rate contracts were approximately $3.1 billion and $3.1 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in NEP's condensed consolidated statements of income (loss). At September 30, 2024 and December 31, 2023, NEP had derivative commodity contracts for power with net notional volumes of approximately 3.7 million and 4.6 million MWh, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in NEP's condensed consolidated statements of cash flows.

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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEP's gross derivative positions, based on the total fair value of each derivative instrument, at September 30, 2024 and December 31, 2023, as required by disclosure rules, as well as the location of the net derivative positions, based on the expected timing of future payments, on NEP's condensed consolidated balance sheets.

	September 30, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$154	$—	$2	$156
Commodity contracts	$—	$—	$7	$(3)	4
Total derivative assets					$160
Liabilities:
Interest rate contracts	$—	$35	$—	$2	$37
Commodity contracts	$—	$—	$8	$(3)	5
Total derivative liabilities					$42

Net fair value by balance sheet line item:
Current other assets					$45
Noncurrent other assets					115
Total derivative assets					$160

Current other liabilities					$4
Noncurrent other liabilities					38
Total derivative liabilities					$42
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$195	$—	$4	$199
Commodity contracts	$—	$—	$1	$—	1
Total derivative assets					$200
Liabilities:
Interest rate contracts	$—	$30	$—	$4	$34
Commodity contracts	$—	$—	$21	$—	21
Total derivative liabilities					$55

Net fair value by balance sheet line item:
Current other assets					$61
Noncurrent other assets					139
Total derivative assets					$200

Current other liabilities					$18
Noncurrent other liabilities					37
Total derivative liabilities					$55
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

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to NEP's derivatives are recorded in NEP's condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(millions)
Interest rate contracts – interest expense	$(88)	$97	$9	$(4)
Interest rate contracts – income from discontinued operations	$—	$—	$—	$3
Commodity contracts – operating revenues	$4	$5	$18	$(4)

Credit-Risk-Related Contingent Features – Certain of NEP's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At September 30, 2024 and December 31, 2023, the aggregate fair value of NEP's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $35 million and $30 million, respectively.

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

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,174	$5,115	$6,289	$6,136
____________________
(a)    At September 30, 2024 and December 31, 2023, approximately $5,099 million and $6,120 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At September 30, 2024, approximately $1,023 million of the fair value relates to the 2020 convertible notes and the 2022 convertible notes and is Level 2. At December 31, 2023, approximately $1,446 million of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes and is Level 2.

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

The effective tax rates for continuing operations for the three and nine months ended September 30, 2024 were approximately (57)% and 81%, respectively, and for the three and nine months ended September 30, 2023 were 22% and (44)%, respectively. For the three months ended September 30, 2024, the effective tax rate for continuing operations is below the U.S. statutory rate of 21% primarily due to tax expense attributable to noncontrolling interests of approximately $40 million and state tax expense of $7 million, partly offset by tax benefit attributable to PTCs of $8 million. For the nine months ended September 30, 2024, the effective tax rate for continuing operations is above the U.S. statutory rate of 21% primarily due to tax expense attributable to noncontrolling interests of approximately $41 million and state tax expense of $9 million, partly offset by tax benefit attributable to PTCs of $25 million. For the three months ended September 30, 2023, the effective tax rate for continuing operations is above the U.S. statutory rate of 21% primarily due to state tax expense of approximately $6 million and tax expense attributable to noncontrolling interests of $1 million, partly offset by tax benefit attributable to PTCs of $8 million. For the nine months ended September 30, 2023, the effective tax rate for continuing operations is below the U.S. statutory rate of 21% primarily due to tax expense attributable to noncontrolling interests of approximately $27 million and state tax expense of $4 million, partly offset by tax benefit attributable to PTCs of $22 million.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7. Variable Interest Entities

NEP has identified NEP OpCo, a limited partnership with a general partner and limited partners, as a VIE. NEP has consolidated the results of NEP OpCo and its subsidiaries because of its controlling interest in the general partner of NEP OpCo. At September 30, 2024, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. The assets and liabilities of NEP OpCo as well as the operations of NEP OpCo represent substantially all of NEP's assets and liabilities and its operations.

In addition, at September 30, 2024, NEP OpCo consolidated 19 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 11 – Noncontrolling Interests) in entities which own and operate 39 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $11,014 million and $557 million, respectively, at September 30, 2024. At December 31, 2023, there were 20 VIEs and the assets and liabilities of those VIEs totaled approximately $11,453 million and $552 million, respectively.

At September 30, 2024 and December 31, 2023, NEP OpCo also consolidated five VIEs related to the sales of noncontrolling Class B interests in certain NEP subsidiaries (see Note 11 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 5,560 MW and battery storage capacity of 120 MW, as well as ownership interests in natural gas pipeline assets (Class B VIEs). These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $13,323 million and $2,610 million, respectively, at September 30, 2024 and $13,576 million and $2,693 million, respectively, at December 31, 2023. Certain of the Class B VIEs include six other VIEs related to NEP's ownership interests in Rosmar Holdings, LLC, Silver State, Meade Pipeline Co LLC (Meade), Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC (Emerald Breeze). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,497 million and $7,640 million of assets and $427 million and $437 million of liabilities at September 30, 2024 and December 31, 2023, respectively, are also included in the disclosure of the VIEs related to differential membership interests above.

At September 30, 2024 and December 31, 2023, NEP OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) which is a VIE. The assets, primarily property, plant and equipment – net, and the liabilities, primarily accounts payable and accrued expenses, asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $421 million and $9 million, respectively, at September 30, 2024 and $440 million and $10 million, respectively, at December 31, 2023. This VIE contains entities which have sold differential membership interests and approximately $336 million and $353 million of assets and $9 million and $10 million of liabilities at September 30, 2024 and December 31, 2023, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of NEP OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

NEP has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of NEP issued 1,000,000 NEP OpCo Class B Units, Series 1 and 1,000,000 NEP OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the NEP OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to NEP OpCo. NEER has agreed to indemnify NEP against all risks relating to NEP’s ownership of the projects until NEER offers to sell economic interests to NEP and NEP accepts such offer, if NEP chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to NEP and NEP accepts such offer. At September 30, 2024 and December 31, 2023, NEP's equity method investment related to the non-economic ownership interests of approximately $333 million and $111 million, respectively, is reflected as noncurrent other assets on NEP's condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income (loss) attributable to noncontrolling interests. NEP is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8. Debt

Long-term debt issuances and borrowings by subsidiaries of NEP during the nine months ended September 30, 2024 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2024	Other long-term debt	Fixed(a)	$24		(a)
July 2024 – August 2024	NEP OpCo credit facility	Variable(b)	$175	(c)	2029
————————————
(a)See Note 10 – Related Party Long-Term Debt.
(b)Variable rate is based on an underlying index plus a margin.
(c)At September 30, 2024, approximately $175 million of borrowings were outstanding. Approximately $4 million of the outstanding borrowings have a maturity date in 2025 and an additional $4 million have a maturity date in 2028.

In February 2024, the loan parties extended the maturity date from February 2028 to February 2029 for substantially all of the NEP OpCo credit facility.

In May 2024, as a result of NEP's distribution to common unitholders on May 15, 2024, the conversion ratio of NEP's 2022 convertible notes was adjusted. At September 30, 2024, the conversion rate, which is subject to certain adjustments, was 10.6623 NEP common units per $1,000 of the 2022 convertible notes, which is equivalent to a conversion price of approximately $93.7884 per NEP common unit. At September 30, 2024, the 2022 capped call options have a strike price of $93.7884 and a cap price of $117.2360, subject to certain adjustments. In August 2024, as a result of NEP's distribution to common unitholders on August 14, 2024, the conversion ratio of NEP's 2020 convertible notes was adjusted. At September 30, 2024, the conversion rate, which is subject to certain adjustments, was 14.0166 NEP common units per $1,000 of the 2020 convertible notes, which is equivalent to a conversion price of approximately $71.3440 per NEP common unit. At September 30, 2024, the 2020 capped call options have a strike price of $71.3440 and a cap price of $112.9616, subject to certain adjustments.

In June 2024, the $500 million principal amount of NEP's 2021 convertible notes were repaid at maturity. In July 2024, NEP OpCo repaid $700 million principal amount of 4.25% senior unsecured notes due July 2024. In September 2024, NEP OpCo repaid $50 million principal amount of 4.25% senior unsecured notes due September 2024.

NEP OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At September 30, 2024, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

9. Equity

Distributions – On October 22, 2024, the board of directors of NEP authorized a distribution of $0.9175 per common unit payable on November 14, 2024 to its common unitholders of record on November 6, 2024. NEP anticipates an adjustment to the conversion ratio for each of the 2020 convertible notes and the 2022 convertible notes under the related indentures, subject to certain carryforward provisions in the indentures. Adjustments will be computed using the last reported sale price of NEP's units on the day before the ex-distribution date for the distribution.

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes. During the periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of NEP's basic and diluted earnings per unit for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(millions, except per unit amounts)
Numerator – Net income attributable to NEP:
From continuing operations – basic and assuming dilution	$(40)	$44	$91	$63
From discontinued operations – basic and assuming dilution	—	9	—	25
Net income attributable to NEP	$(40)	$53	$91	$88

Denominator:
Weighted-average number of common units outstanding – basic	93.5	93.4	93.5	91.0
Dilutive effect of convertible notes(a)	—	—	—	—
Weighted-average number of common units outstanding – assuming dilution	93.5	93.4	93.5	91.0

Earnings per common unit attributable to NEP – basic and assuming dilution:
From continuing operations	$(0.43)	$0.47	$0.97	$0.70
From discontinued operations	—	0.10	—	0.26
Earnings per common unit attributable to NEP – basic and assuming dilution	$(0.43)	$0.57	$0.97	$0.96
————————————
(a)During the three and nine months ended September 30, 2024 and 2023, the 2022 convertible notes and the 2020 convertible notes were antidilutive, and during the three and nine months ended September 30, 2023, the 2021 convertible notes were also antidilutive, and as such were not included in the calculation of diluted earnings per unit. See Note 8 regarding the repayment of the 2021 convertible notes.

ATM Program – During the three and nine months ended September 30, 2024, NEP did not issue any common units under its at-the-market equity issuance program (ATM program). During the three months ended September 30, 2023, NEP did not issue any common units under its ATM program. During the nine months ended September 30, 2023, NEP issued approximately 5.1 million common units under the ATM program for gross proceeds of $314 million. Fees related to the ATM program were approximately $3 million for the nine months ended September 30, 2023.

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

Accumulated Other Comprehensive Income (Loss) – During each of the three and nine months ended September 30, 2024, NEP recognized approximately $1 million of other comprehensive income related to an equity method investee. During the three and nine months ended September 30, 2023, NEP recognized less than $1 million and $1 million, respectively, of other comprehensive income related to an equity method investee. At September 30, 2024 and 2023, NEP's accumulated other comprehensive loss totaled approximately $13 million and $16 million, respectively, of which $7 million and $9 million, respectively, was attributable to noncontrolling interest and $6 million and $7 million, respectively, was attributable to NEP.

10. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus actual costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in NEP's condensed consolidated statements of income (loss). Additionally, certain NEP subsidiaries pay affiliates for transmission and retail power services which are reflected as operations and maintenance in NEP's condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to NEP, including managing NEP’s day-to-day affairs and providing individuals to act as NEP’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and NEP subsidiaries. NEP OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of NEP OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). NEP OpCo also made certain payments to NEE based on the achievement by NEP OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by NEP OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. NEP’s O&M expenses for the three and nine months ended September 30, 2024 include approximately $3 million and $8 million, respectively, and for the three and nine months ended September 30, 2023 include $3 million and $49 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – NEP OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy NEP’s subsidiaries’ contractual obligations. NEP OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. NEP’s O&M expenses for the three and nine months ended September 30, 2024 include approximately $2 million and $6 million, respectively, and for the three and nine months ended September 30, 2023 include $2 million and $6 million, respectively, related to the CSCS agreement.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from NEP OpCo under the CSCS agreement or NEP OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by NEP's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of NEP OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or NEP OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by NEP OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with NEP OpCo. At September 30, 2024 and December 31, 2023, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $51 million and $1,511 million, respectively, and are included in due from related parties on NEP's condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, NEP recorded interest income of approximately $1 million and $36 million, respectively, due from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 2), which is reflected in other – net on the condensed consolidated statements of income (loss).

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At September 30, 2024, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion related to these obligations.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of NEP acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At September 30, 2024 and December 31, 2023, the note payable was approximately $85 million and $62 million, respectively and is included in long-term debt on NEP's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

Transportation and Fuel Management Agreements – In connection with the Texas pipelines (see Note 2), a subsidiary of NEP assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the NEP subsidiary) were passed back to the NEP subsidiary. During the three and nine months ended September 30, 2023, NEP recognized approximately $2 million and $5 million, respectively, in revenues related to the transportation and fuel management agreements which are reflected in income from discontinued operations on the condensed consolidated statements of income (loss).

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

11. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At September 30, 2024 and December 31, 2023, NEP had approximately $56 million and $20 million, respectively, of restricted cash included in current other assets on NEP's condensed consolidated balance sheets. Restricted cash at September 30, 2024 and December 31, 2023 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	September 30, 2024	December 31, 2023
	(millions)
Property, plant and equipment, gross	$17,460	$17,299
Accumulated depreciation	(2,846)	(2,462)
Property, plant and equipment – net	$14,614	$14,837

Income Taxes – For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of renewable energy tax credits for the nine months ended September 30, 2024 of approximately $38 million are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on NEP's condensed consolidated statements of cash flows.

Noncontrolling Interests – At September 30, 2024, noncontrolling interests on NEP's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in NEP Renewables II, NEP Pipelines, Genesis Holdings, NEP Renewables III and NEP Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.4% noncontrolling interest in NEP OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling interest in Emerald Breeze, a third-party's 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to NEP based on the respective ownership percentage of NEP OpCo.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended September 30, 2024	(millions)
Balances, June 30, 2024	$4,352	$3,763	$939	$1,271	$10,325
Net income (loss) attributable to noncontrolling interests	76	(164)	20	25	(43)
Related party contributions	—	—	5	—	5
Distributions, primarily to related parties	—	—	(117)	(20)	(137)
Differential membership investment contributions, net of distributions and buyouts	—	72	—	—	72
Payments to Class B noncontrolling interest investors	(33)	—	—	—	(33)
Other – net	—	—	2	—	2
Balances, September 30, 2024	$4,395	$3,671	$849	$1,276	$10,191

Nine Months Ended September 30, 2024
Balances, December 31, 2023	$4,417	$4,143	$899	$1,029	$10,488
Net income (loss) attributable to noncontrolling interests	231	(587)	206	68	(82)
Related party note receivable	—	—	4	—	4
Related party contributions	—	—	46	—	46
Distributions, primarily to related parties	—	—	(307)	(39)	(346)
Changes in non-economic ownership interests	—	—	—	216	216
Differential membership investment contributions, net of distributions and buyouts	—	116	—	—	116
Payments to Class B noncontrolling interest investors	(66)	—	—	—	(66)
Buyout of Class B noncontrolling interest investors	(187)	—	—	—	(187)
Other – net	—	(1)	1	2	2
Balances, September 30, 2024	$4,395	$3,671	$849	$1,276	$10,191
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in NEP OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

NEXTERA ENERGY PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended September 30, 2023	(millions)
Balances, June 30, 2023	$4,722	$4,300	$840	$1,108	$10,970
Net income (loss) attributable to noncontrolling interests	84	(148)	114	29	79
Distributions, primarily to related parties	—	(1)	(109)	(17)	(127)
Differential membership investment contributions, net of distributions	—	85	—	—	85
Payments to Class B noncontrolling interest investors	(33)	—	—	—	(33)
Buyout of Class B noncontrolling interest investors	(201)	—	—	—	(201)
Reclassification of redeemable noncontrolling interests	—	105	—	—	105
Other – net	2	(1)	2	(4)	(1)
Balances, September 30, 2023	$4,574	$4,340	$847	$1,116	$10,877

Nine Months Ended September 30, 2023
Balances, December 31, 2022	$5,031	$4,359	$891	$1,065	$11,346
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Acquisition of subsidiary with noncontrolling interest	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	255	(506)	157	72	(22)
Distributions, primarily to related parties	—	—	(291)	(35)	(326)
Changes in non-economic ownership interests	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	126	—	—	126
Payments to Class B noncontrolling interest investors	(122)	—	—	—	(122)
Sale of differential membership interest	—	92	—	—	92
Buyout of Class B noncontrolling interest investors	(590)	—	—	—	(590)
Reclassification of redeemable noncontrolling interests	—	105	—	—	105
Other – net	—	(1)	18	3	20
Balances, September 30, 2023	$4,574	$4,340	$847	$1,116	$10,877
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

NEP is a growth-oriented limited partnership with a strategy that emphasizes acquiring, managing and owning contracted clean energy assets with stable long-term cash flows with a focus on renewable energy projects. NEP consolidates the results of NEP OpCo and its subsidiaries through its controlling interest in the general partner of NEP OpCo. At September 30, 2024, NEP owned an approximately 48.6% limited partner interest in NEP OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in NEP OpCo. Through NEP OpCo, NEP owns, or has partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project, as well as a pipeline investment. NEP's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

In January 2023, NEP completed the sale of a 62 MW wind project located in North Dakota. See Note 11 – Disposal of Wind Project. In March 2023, in connection with the December 2022 acquisition from NEER, a wind generation facility with a net generating capacity of approximately 54 MW was transferred to a subsidiary of NEP. In June 2023, an indirect subsidiary of NEP completed the acquisition of ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 688 MW from NEER (see Note 1). In July 2023, Yellow Pine Solar, a 125 MW solar generation and 65 MW storage facility in Nevada, which was part of the December 2022 acquisition from NEER, achieved commercial operations. In December 2023, NEP sold its Texas pipelines which has been presented as discontinued operations (see Note 2). NEP is evaluating options relating to the potential sale of its ownership interest in Meade, including Meade’s ownership interest in the Central Penn Line. NEP accounts for the investment under the equity method of accounting and the investment has a carrying value of approximately $1.2 billion as of September 30, 2024. NEP is monitoring the carrying value of its investment in relation to the potential sale price.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(millions)
OPERATING REVENUES	$319	$308	$936	$847
OPERATING EXPENSES
Operations and maintenance	128	121	389	390
Depreciation and amortization	138	136	412	385
Taxes other than income taxes and other – net	18	19	55	48
Total operating expenses – net	284	276	856	823
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	14	—	13	—
OPERATING INCOME	49	32	93	24
OTHER INCOME (DEDUCTIONS)
Interest expense	(165)	24	(233)	(194)
Equity in earnings of equity method investees	48	56	126	129
Equity in earnings of non-economic ownership interests	11	13	16	16
Other – net	4	3	45	7
Total other income (deductions) – net	(102)	96	(46)	(42)
INCOME (LOSS) BEFORE INCOME TAXES	(53)	128	47	(18)
INCOME TAXES	30	28	38	8
INCOME (LOSS) FROM CONTINUING OPERATIONS	(83)	100	9	(26)
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $3 million and $8 million, respectively	—	32	—	96
NET INCOME (LOSS)	(83)	132	9	70
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43	(79)	82	18
NET INCOME (LOSS) ATTRIBUTABLE TO NEP	$(40)	$53	$91	$88

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

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

Operating revenues increased $11 million for the three months ended September 30, 2024. The increase primarily reflects higher revenues due to favorable wind and solar resource.

Operating Expenses

Operations and Maintenance
O&M expenses increased $7 million during the three months ended September 30, 2024 primarily reflecting higher operating costs, partly offset by an adjustment to an asset retirement obligation in 2024.

Gains on Disposal of Businesses/Assets – net

The $14 million net gain on disposal of businesses/assets recognized during the three months ended September 30, 2024 primarily reflects insurance recoveries on three permanently damaged wind turbines.

Other Income (Deductions)

Interest Expense
The increase in interest expense of $189 million during the three months ended September 30, 2024 primarily reflects higher interest expense due to approximately $185 million of unfavorable mark-to-market activity ($88 million of losses recorded in 2024 compared to $97 million of gains in 2023).

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $8 million during the three months ended September 30, 2024 primarily reflecting less favorable mark-to-market activity on interest rate swaps at various equity method investees in 2024.

Income Taxes

For the three months ended September 30, 2024, NEP recorded income tax expense of $30 million on loss from continuing operations before income taxes of $53 million, resulting in an effective tax rate of (57)%. The tax expense is comprised primarily of income tax expense of approximately $40 million attributable to noncontrolling interests and $7 million of state taxes, partly offset by income tax benefit of $11 million at the statutory rate of 21% and $8 million attributable to PTCs.

For the three months ended September 30, 2023, NEP recorded income tax expense of $28 million on income from continuing operations before income taxes of $128 million, resulting in an effective tax rate of 22%. The tax expense is comprised primarily of income tax expense of approximately $27 million at the statutory rate of 21%, $6 million of state taxes and $1 million attributable to noncontrolling interests, partly offset by income tax benefits of $8 million attributable to PTCs.

Income from Discontinued Operations

Income from discontinued operations reflects the operations of the Texas pipelines prior to the sale in December 2023. See Note 2.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended September 30, 2024, the change in net loss (income) attributable to noncontrolling interests primarily reflects lower net income allocation of approximately $94 million to NEE Equity's noncontrolling interest in 2024 compared to 2023, a higher net loss allocation of $16 million to differential membership investors resulting from higher PTCs, a lower net income allocation of $8 million to Class B noncontrolling interest investors primarily due to buyouts in 2023 and lower net income of $4 million from non-economic ownership interests. See Note 11 – Noncontrolling Interests.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Operating Revenues

Operating revenues increased $89 million for the nine months ended September 30, 2024. The increase primarily reflects higher revenues of approximately $60 million associated with the renewable energy projects acquired or placed in service in 2023 and higher revenues of $33 million primarily due to favorable wind resource (98% of long-term average wind speeds in 2024 compared to 94% in 2023).

Operating Expenses

Operations and Maintenance
O&M expenses decreased $1 million during the nine months ended September 30, 2024 primarily reflecting lower corporate operating expenses of approximately $44 million primarily relating to the suspension of the IDR fee announced in May 2023, partly offset by $29 million of higher operating costs and $14 million related to the renewable energy projects acquired in 2023.

Depreciation and Amortization
Depreciation and amortization expense increased $27 million during the nine months ended September 30, 2024 primarily reflecting depreciation and amortization associated with the renewable energy projects acquired or placed in service in 2023.

Taxes Other than Income Taxes and Other – net
Taxes Other than Income Taxes and other – net increased $7 million during the nine months ended September 30, 2024 primarily due to the absence of property tax refunds of approximately $8 million.

Gains on Disposal of Businesses/Assets – net

The $13 million net gain on disposal of businesses/assets recognized during the nine months ended September 30, 2024 primarily reflects insurance recoveries on three permanently damaged wind turbines.

Other Income (Deductions)

Interest Expense
The increase in interest expense of $39 million during the nine months ended September 30, 2024 primarily reflects approximately $54 million of higher interest expense due to increased average debt outstanding, partly offset by $13 million of favorable mark-to-market activity ($9 million of gains recorded in 2024 compared to $4 million of losses in 2023).

Other – net
For the nine months ended September 30, 2024, the change in other – net primarily reflects interest income of approximately $36 million from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 2).

Income Taxes

For the nine months ended September 30, 2024, NEP recorded income tax expense of $38 million on income from continuing operations before income taxes of $47 million, resulting in an effective tax rate of 81%. The tax expense is comprised primarily of income tax expense of approximately $41 million attributable to noncontrolling interests, $10 million at the statutory rate of 21% and state taxes of $9 million, partly offset by income tax benefit of $25 million attributable to PTCs.

For the nine months ended September 30, 2023, NEP recorded income tax expense of $8 million on loss from continuing operations before income taxes of $18 million, resulting in an effective tax rate of (44)%. The tax expense is comprised primarily of income tax expense of approximately $27 million attributable to noncontrolling interests and state taxes of $4 million, partly offset by income tax benefit of $22 million attributable to PTCs and $4 million at the statutory rate of 21%.

Income from Discontinued Operations

Income from discontinued operations reflects the operations of the Texas pipelines prior to the sale in December 2023. See Note 2.

Net Loss (Income) Attributable to Noncontrolling Interests

For the nine months ended September 30, 2024, the change in net loss (income) attributable to noncontrolling interests primarily reflects a higher net loss allocation of approximately $63 million to differential membership investors resulting from higher PTCs due to favorable wind resource, a higher net loss allocation of $20 million to differential membership investors resulting from the renewable energy projects acquired in 2023 and $24 million of lower net income allocation to Class B noncontrolling interest investors primarily due to buyouts in 2023, partly offset by a higher net income allocation of $49 million to NEE Equity's noncontrolling interest in 2024 compared to 2023. See Note 11 – Noncontrolling Interests.

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

Liquidity Position

At September 30, 2024, NEP's liquidity position was approximately $2,616 million. The table below provides the components of NEP’s liquidity position:

	September 30, 2024	Maturity Date
	(millions)
Cash and cash equivalents	$290
Amounts due under the CSCS agreement	51
Revolving credit facility(a)	2,500	2029
Less borrowings(b)	(175)
Less issued letters of credit	(50)
Total	$2,616
____________________
(a)    Approximately $50 million of the NEP OpCo credit facility expires in 2025 and an additional $50 million expires in 2028.
(b)    Approximately $4 million of such borrowings have a maturity date in 2025 and an additional $4 million have a maturity date in 2028.

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

NEP OpCo and certain indirect subsidiaries are subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of NEP's financings provide for interest payable at a fixed interest rate. However, certain of NEP's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At September 30, 2024, NEP and its subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

During the nine months ended September 30, 2024, NEP exercised its buyout right and purchased 15% of the originally issued Class B membership interests in NEP Renewables II. See Note 9 – Class B Noncontrolling Interests.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including construction expenditures that are expected to increase NEP OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the nine months ended September 30, 2024 and 2023, NEP had capital expenditures of approximately $189 million and $1,064 million, respectively. The 2023 capital expenditures primarily relate to the assets acquired from NEER in December 2022 which were acquired under construction or had recently been placed in service. Such expenditures were reimbursed by NEER as contemplated in the acquisition. Estimates of planned capital expenditures, including those relating to expected wind turbine repowerings, are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

During the nine months ended September 30, 2024, NEP distributed approximately $250 million to its common unitholders. On October 22, 2024, the board of directors of NEP authorized a distribution of $0.9175 per common unit payable on November 14, 2024 to its common unitholders of record on November 6, 2024.

Cash Flows

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended September 30,
	2024	2023	Change
	(millions)
Net cash provided by operating activities	$517	$552	$(35)
Net cash provided by (used in) investing activities	$1,344	$(564)	$1,908
Net cash provided by (used in) financing activities	$(1,809)	$109	$(1,918)

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the loss of cash flows from the Texas pipelines, partly offset by lower corporate O&M expenses due to the suspension of the IDR fee, higher operating cash flows from the renewable energy projects acquired in 2023 and the timing of transactions impacting working capital.

Net Cash Provided by (Used in) Investing Activities

	Nine Months Ended September 30,
	2024	2023
	(millions)
Acquisition of membership interests in subsidiaries – net	$—	$(666)
Capital expenditures and other investments	(189)	(1,064)
Proceeds from sale of a business	—	55
Payments from related parties under CSCS agreement – net	1,460	206
Reimbursements from related parties for capital expenditures	49	904
Other – net	24	1
Net cash provided by (used in) investing activities	$1,344	$(564)

The change in net cash provided by (used in) investing activities was primarily driven by higher payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement and the absence of payments to acquire membership interests in subsidiaries, partly offset by the absence of proceeds from sale of a business.

Net Cash Provided by (Used in) Financing Activities

	Nine Months Ended September 30,
	2024	2023
	(millions)
Proceeds from issuance of common units – net	$3	$315
Issuances (retirements) of long-term debt – net	(1,126)	1,035
Partner contributions	50	—
Partner distributions	(596)	(554)
Proceeds related to differential membership interests – net	116	26
Payments related to Class B noncontrolling interests – net	(66)	(122)
Buyout of Class B noncontrolling interest investors	(187)	(590)
Other – net	(3)	(1)
Net cash provided by (used in) financing activities	$(1,809)	$109

The change in net cash provided by (used in) financing activities primarily reflects retirements of long-term debt in 2024 compared to issuances of long-term debt in 2023 and lower proceeds related to the issuance of common units – net, partly offset by lower payments to buy out Class B noncontrolling interest investors and higher proceeds related to differential membership interests.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that NEP believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. NEP’s critical accounting policies were reported in NEP’s 2023 Form 10-K. There have been no material changes regarding these critical accounting policies. See Management’s Discussion – Overview for a discussion regarding the potential sale of NEP’s ownership interest in Meade.

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

NEP has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At September 30, 2024, approximately 95% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At September 30, 2024, the estimated fair value of NEP's long-term debt was approximately $5.1 billion and the carrying value of the long-term debt was $5.2 billion. See Note 5 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of NEP's long-term debt would increase by approximately $39 million at September 30, 2024.

At September 30, 2024, NEP had interest rate contracts with a net notional amount of approximately $3.1 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, NEP’s net derivative assets at September 30, 2024 would decrease by approximately $46 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, NEP had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of NEP's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of NEP concluded that NEP's disclosure controls and procedures were effective as of September 30, 2024.

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

Item 5. Other Information

(c)    During the three months ended September 30, 2024, no director or officer of NEP adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
(d)    In accordance with the NEP partnership agreement, on October 22, 2024 the NEP board of directors modified the eligibility requirements for holders of units of NEP (eligible holders) that wish to submit the name of a qualified director nominee for inclusion in NEP’s proxy statement for the 2025 annual meeting of limited partners of NEP (2025 annual meeting). Under the modified requirements, in order to submit a proxy access nominee for the 2025 annual meeting, an eligible holder must have owned the required units, as defined in the NEP partnership agreement, continuously for at least three months prior to the date of nomination. Notice of a proxy access nominee for the 2025 annual meeting must be received by NEP’s Corporate Secretary at 700 Universe Boulevard, Juno Beach, Florida 33408 no earlier than November 5, 2024 and no later than the close of business on December 5, 2024. The notice may be made by personal delivery, by facsimile (561-691-7702) or sent by U.S. certified mail. Eligible holders who wish to submit nominees will be required to satisfy the requirements set forth in the NEP partnership agreement.

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

Date:  October 23, 2024

NEXTERA ENERGY PARTNERS, LP
(Registrant)

JAMES M. MAY
James M. May Controller and Chief Accounting Officer (Principal Accounting Officer)