Form 10-K
period 2024-12-31
XPLR Infrastructure, LP
filed 2025-02-21
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices and registrant's telephone number	IRS Employer Identification Number
1-36518	XPLR INFRASTRUCTURE, LP	30-0818558
700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Delaware

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common units	XIFR	New York Stock Exchange
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

Aggregate market value of the voting and non-voting common equity of XPLR Infrastructure, LP held by non-affiliates at June 28, 2024 (based on the closing market price on the Composite Tape on June 28, 2024) was $2,513,554,430.

Number of XPLR Infrastructure, LP common units outstanding at January 31, 2025: 93,534,176

DOCUMENTS INCORPORATED BY REFERENCE
__________________________________

Portions of XPLR Infrastructure, LP's Proxy Statement for the 2025 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
Code	U.S. Internal Revenue Code of 1986, as amended
CSCS agreement	amended and restated cash sweep and credit support agreement
FERC	U.S. Federal Energy Regulatory Commission
IDR fee	certain payments from XPLR OpCo to NEE Management as a component of the MSA which are based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
ITC	investment tax credit
limited partner interest in XPLR OpCo	limited partner interest in XPLR OpCo's common units
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Fifth Amended and Restated Management Services Agreement among XPLR, NEE Management, XPLR OpCo and XPLR OpCo GP
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NERC	North American Electric Reliability Corporation
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
PPA	power purchase agreement
PTC	production tax credit
renewable energy tax credits	production tax credits and investment tax credits collectively
ROFR	right of first refusal
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
the board	the board of directors of XPLR
U.S.	United States of America
XPLR	XPLR Infrastructure, LP, formerly known as NextEra Energy Partners, LP
XPLR GP	XPLR Infrastructure Partners GP, Inc., formerly known as NextEra Energy Partners GP, Inc.
XPLR OpCo	XPLR Infrastructure Operating Partners, LP, formerly known as NextEra Energy Operating Partners, LP
XPLR OpCo GP	XPLR Infrastructure Operating Partners GP, LLC, formerly known as NextEra Energy Operating Partners GP, LLC
XPLR OpCo ROFR assets	all assets owned or hereafter acquired by XPLR OpCo or its subsidiaries

Each of XPLR and XPLR OpCo has subsidiaries and affiliates with names that may include XPLR Infrastructure and similar references. For convenience and simplicity, in this report, the terms XPLR and XPLR OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of XPLR's ownership of subsidiaries and projects refers to its controlling interest in the general partner of XPLR OpCo and XPLR's indirect interest in and control over the subsidiaries of XPLR OpCo. See Note 1 for a description of the noncontrolling interest in XPLR OpCo. References to XPLR's projects generally include XPLR's consolidated subsidiaries and the projects in which XPLR has equity method investments. References to XPLR's pipeline investment refers to its equity method investment in contracted natural gas assets.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the federal securities laws. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as may result, are expected to, will continue, anticipate, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on XPLR's operations and financial results, and could cause XPLR's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of XPLR in this Form 10-K, in presentations, on its website, in response to questions or otherwise.

Any forward-looking statement speaks only as of the date on which such statement is made, and XPLR undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

PART I

Item 1.  Business

XPLR, through its ownership in XPLR OpCo, has a partial ownership interest in a clean energy infrastructure portfolio in the U.S. with approximately 10 gigawatts of net generating capacity in 31 states as of December 31, 2024 and is one of the largest generators of energy from the wind and sun in the U.S. based on 2024 MWh produced on a net generation basis. XPLR's portfolio is diversified across generation technologies including wind, solar and battery storage projects and an investment in natural gas pipeline assets.

In January 2025, XPLR announced a strategic repositioning, including suspension of the distribution to its common unitholders, intended to allow XPLR to use its retained operating cash flow and balance sheet capacity to make investments that it believes will enhance the long-term value of its portfolio. XPLR's capital allocation priorities include investments to improve and expand XPLR's existing portfolio and the pursuit of investment opportunities in areas adjacent to its existing clean energy assets that are expected to benefit from U.S. power sector growth.

XPLR believes anticipated long-term growth in U.S. electricity demand will create opportunities for XPLR to invest in its existing portfolio, including through additional investments in renewable energy repowering projects and co-located battery storage and through renewing or extending existing PPAs. XPLR also plans to pursue investment opportunities in areas adjacent to its existing clean energy projects, with a focus on assets that are expected to provide incremental cash flows and opportunities for growth. XPLR believes its cash flow profile, geographic, technological and resource diversity, operational excellence, contractual relationships with NEE and disciplined approach to capital allocation provide XPLR with a competitive advantage and enable XPLR to execute its business plan.

OWNERSHIP STRUCTURE AND PORTFOLIO

XPLR is a limited partnership. At December 31, 2024, XPLR owned a controlling, non-economic general partner interest and an approximately 48.6% limited partner interest in XPLR OpCo. Through XPLR OpCo, XPLR has a partial ownership interest in a portfolio of contracted clean energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project, as well as contracted natural gas pipeline assets (pipeline investment).

The following diagram depicts XPLR's simplified ownership structure:

(a) At December 31, 2024, NEE owns 2,377,882 XPLR common units.
(b) At December 31, 2024, NEE Equity owns approximately 51.4% of XPLR OpCo's common units representing limited partnership interests,
100% of XPLR OpCo's Class B partnership interests and 100% of XPLR OpCo's Class P units. NEE Equity may tender its XPLR OpCo common units and in exchange receive XPLR common units on a one-for-one basis, or the value of such common units in cash, subject to the terms of an exchange agreement.
(c) At December 31, 2024, certain project entities and the pipeline investment are subject to noncontrolling interests. See Note 2 – Noncontrolling Interests.

Clean energy projects – At December 31, 2024, XPLR owned interests in a portfolio of contracted clean energy projects located in 31 states as summarized below:

Technology	Net MW(a)		Contract Expiration
Wind	8,054		2025 – 2051
Solar	1,790		2035 – 2051
Battery Storage	274		2037 – 2051
	10,118	(b)(c)
____________________
(a)    MWs reflect XPLR OpCo's net ownership in the clean energy project capacity based on respective ownership interests. XPLR OpCo has indirect equity method investments in projects with a net generating capacity of approximately 862 MW with ownership interests ranging from 33.3% to 50%. Additionally, XPLR OpCo has indirect controlling ownership interests ranging from 49% to 67% in projects with a net generation capacity of approximately 2,087 MW and battery storage capacity of 244 MW. See Note 2 – Investments in Unconsolidated Entities and – Noncontrolling Interests.
(b)    Third-party investors own noncontrolling Class B membership interests in the XPLR subsidiaries that own interests in projects with net generating capacity of approximately 5,560 MW and battery storage capacity of 120 MW. Third-party investors own differential membership interests in projects with net generating capacity of approximately 6,295 MW and battery storage capacity of 274 MW. See Note 2 – Noncontrolling Interests, Note 11 and Note 14 – Class B Noncontrolling Interests. Projects with net generating capacity of approximately 2,208 MW are encumbered by liens against their assets securing various financings.
(c)    At December 31, 2024, XPLR OpCo owns an approximately 50% non-economic ownership interest in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. All equity in earnings of these non-economic ownership interests is allocated to net loss (income) attributable to noncontrolling interests. See Note 2 – Investments in Unconsolidated Entities.

During 2024, XPLR OpCo generated approximately 27.0 million MWh and 4.0 million MWh from wind and solar generating facilities, respectively, and discharged 0.2 million MWh from its battery storage projects. During 2023, XPLR OpCo generated approximately 25.8 million MWh and 3.8 million MWh from wind and solar generating facilities, respectively, and discharged 0.2 million MWh from its battery storage projects.

Pipeline investment – At December 31, 2024, through its ownership interest in Meade Pipeline Co, LLC (Meade), XPLR has an indirect equity method investment in the Central Penn Line (CPL), natural gas pipeline assets in Pennsylvania with 191 miles of pipeline with 30 inch and 42 inch diameter pipes which is fully contracted with contract expirations between 2033 and 2041. XPLR's net ownership interest represents an approximately 39% aggregate ownership interest in the CPL and net capacity of 0.73 billion cubic feet per day. XPLR is evaluating options relating to the expected sale of its ownership interest in Meade in the second half of 2025. See Note 7 – Nonrecurring Fair Value Measurements.

In December 2023, XPLR sold its interests in a portfolio of seven natural gas pipelines assets in Texas (Texas pipelines). See Note 4.

The following map shows XPLR's ownership interests in clean energy projects in operation, excluding its non-economic ownership interests, and XPLR's pipeline investment.

Legend

- Wind
- Universal Solar
- Storage
- Pipeline Asset
- State with project(s) in operation

Map does not identify individual small-scale solar projects

Locations with more than one facility are illustrated with a single symbol.

Each of the clean energy projects sells the majority of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. The pipeline assets in which XPLR is invested primarily operate under long-term firm transportation contracts under which counterparties pay for a fixed amount of capacity that is reserved by the counterparties and also generate revenues based on the volume of natural gas transported on the pipeline. In 2024, XPLR derived approximately 15% and 15% of its consolidated revenues from its contracts with Pacific Gas and Electric Company and Southern California Edison Company, respectively. See Item 1A for a discussion of risks related to XPLR's counterparties.

XPLR, XPLR OpCo and XPLR OpCo GP are parties to the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to XPLR under the direction of the board, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers, in addition to those services that are provided under O&M agreements and ASAs between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE a management fee pursuant to the terms of the MSA. See Note 15 – Management Services Agreement.

XPLR and XPLR OpCo are parties to a ROFR agreement with NEER granting NEER and its subsidiaries (other than XPLR OpCo and its subsidiaries) a right of first refusal on any proposed sale of any XPLR OpCo ROFR assets. Pursuant to the terms of the ROFR agreement, prior to engaging in any negotiation regarding any sale of a XPLR OpCo ROFR asset, XPLR OpCo must first negotiate with NEER to attempt to reach an agreement on a sale of such asset to NEER or any of its subsidiaries. This negotiation with NEER and its subsidiaries could occur over two separate 30-day periods, by the end of which, if NEER and XPLR OpCo have not reached an agreement, XPLR OpCo will have the right to sell such asset to a third party.

INDUSTRY OVERVIEW

Energy Industry

U.S. electric power demand is expected to undergo long-term secular growth due in part to data centers, onshoring of manufacturing and electrification of industry, which XPLR expects will increase demand for clean energy. The expected need for electric power will require utilities and other wholesale end users to look to new electricity generation across a wide range of energy generating options including renewable and other clean energy sources, such as battery storage, natural gas-fired generation and other adjacent and complementary infrastructure. XPLR believes this will create a variety of opportunities at its existing portfolio as well as other adjacent investment opportunities.

Policy Incentives

U.S. federal, state and local governments have established various incentives to support the development of clean energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System (MACRS), wind and solar generation facilities are depreciated for tax purposes over a five-year period even though the useful life of such facilities is generally much longer than five years.

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. Wind and solar generation facilities are eligible for 100% PTC or 30% ITC if such facilities start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

In addition, the 30% ITC applies to energy storage projects placed in service after 2022 (previously, such projects qualified only if they were connected to and charged by a renewable generation facility that claimed the ITC). Energy storage projects are eligible for a 10 percentage point increase in the ITC rate if the facilities satisfy certain tax credit enhancement requirements.

For taxable years beginning after 2022, clean energy tax credits generated during the year can be transferred to an unrelated purchaser for cash, providing an additional path, along with sales of differential membership interests, for developers to monetize the value of the clean energy tax credits.

RPS, currently in place in certain states, require electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources. Additionally, other states in the U.S. have set renewable energy goals to reduce greenhouse gas emissions from historic levels. XPLR believes that these standards and goals will create incremental demand for renewable energy in the future.

The foregoing incentives have the effect of making the development of renewable energy projects more competitive. A loss of, or reduction in, the foregoing incentives could decrease the attractiveness of renewable energy projects to developers.

Regulation

XPLR's projects, including projects under development, and the pipeline assets underlying its pipeline investment are subject to regulation by a number of U.S. federal, state and other organizations, including, but not limited to, the following:

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
•the Environmental Protection Agency (EPA), which has the responsibility to maintain and enforce national standards under a variety of environmental laws, while also working with industries and all levels of government, including U.S. federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts;
•various agencies in Pennsylvania, which oversee environmental and general welfare laws related to the pipeline assets in which XPLR is invested; and
•the Pipeline and Hazardous Materials Safety Administration, which, among other things, oversees the safety of natural gas pipelines.

U.S. federal, state and local governments have established extensive approvals and permitting requirements for items such as disturbing wetlands, obtaining no hazard determinations from the Federal Aviation Administration, interacting with wildlife, making wholesale sales of electricity, and other clearances. These requirements may change from time to time. For example, a federal executive order was issued in January 2025 that calls for a pause in federal land leasing, permitting and approvals for wind development facilities pending completion of a review of the federal rules providing for leasing, permitting and approvals for wind projects. This or similar initiatives could limit XPLR's and its subsidiaries' ability, and the ability of third parties with which XPLR contracts, to obtain or renew necessary approvals, rights-of-way, permits, leases or loans for wind or other clean energy projects.

In addition, XPLR is also subject to environmental laws and regulations described in the Environmental Matters section below.

BUSINESS STRATEGY

XPLR's primary business objective is to deliver value to common unitholders which it plans to do over time by allocating the cash flows generated by its assets toward selected clean energy investments. These investments may include organic growth opportunities at existing assets, as well as selective acquisitions of ownership interests in clean energy projects or other investments. To achieve this objective, XPLR intends to execute the following business strategy:

•Invest cash generated by existing assets to enhance long-term value. Among other uses, XPLR and XPLR OpCo intend to use retained cash to repower renewable energy projects which would extend the life of their existing assets, enhance operations and provide attractive returns. XPLR also intends to use cash to exercise buyout rights relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests).

•Focus ancillary investments on areas where XPLR expects to generate attractive returns. XPLR continually evaluates investment opportunities in areas adjacent to its existing clean energy portfolio and their potential to generate attractive returns. Geographically, XPLR intends to focus its investments in the U.S., where it believes industry trends present significant investment opportunities, including acquisitions of clean energy assets in various regions and favorable locations where power demand growth is expected.

•Deliver long-term value to common unitholders through disciplined capital allocation. XPLR's capital allocation strategy seeks to enhance the long-term value of its portfolio on behalf of common unitholders. XPLR's capital allocation strategy will measure its investment opportunities for both organic growth and ancillary opportunities against returning capital to common unitholders over time.

•Maintain a sound capital structure and financial flexibility. Maintaining a sound capital structure is expected to allow XPLR capital allocation flexibility and support access to diverse sources of capital. XPLR and its subsidiaries have utilized various financing structures including limited-recourse project-level financings, the sale of differential membership interests and equity interests in certain subsidiaries, convertible preferred units, convertible senior unsecured notes and senior unsecured notes, as well as revolving credit facilities and term loans.

•Utilize NEER’s operational excellence to maintain the value of the projects in XPLR's portfolio. NEER provides O&M, administrative and management services to XPLR's projects pursuant to the MSA and other agreements. Through these agreements, XPLR benefits from the operational expertise that NEER currently provides across its entire portfolio. XPLR expects that these services will maximize the operational efficiencies of its portfolio.

COMPETITION

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. While the majority of XPLR's existing projects are currently contracted, XPLR may compete in the future primarily on the bases of price and terms. XPLR also believes the clean attributes of XPLR's generation assets, among other strengths discussed below, are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies XPLR competes with depending on the market. In wholesale and merchant markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

In addition, when seeking to add new generation, XPLR competes with other companies to acquire projects. XPLR believes its primary competitors for opportunities in the U.S. are regulated utility holding companies, developers, IPPs, pension funds and private equity funds.

XPLR's pipeline investment faces competition with respect to retaining and obtaining firm transportation contracts and competes with other pipeline companies based on location, capacity, price and reliability.

XPLR believes that it is well-positioned to execute its strategy and deliver value to its common unitholders and customers over the long term based on the following competitive strengths:

Contracted projects with stable cash flows. The clean energy projects in XPLR's portfolio are contracted with a diverse group of customers under long-term PPAs that generally provide for fixed price payments over the contract term. The clean energy projects have a total weighted average remaining contract term of approximately 13 years at December 31, 2024 based on forecasted contributions to earnings. The expected stable cash flows generated by XPLR's portfolio of clean energy projects support access to diverse sources of financing and can be deployed towards investments as well as potential return of capital to common unitholders.

Geographic and resource diversification. XPLR's portfolio is geographically diverse across the U.S. In addition, XPLR's portfolio consists of wind and solar generation facilities, solar-plus-storage projects, a stand-alone battery storage project and an investment in pipeline assets. A diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, XPLR believes the geographic diversity of its portfolio helps minimize the impact of adverse regulatory conditions in particular jurisdictions.

Organic growth opportunities at XPLR's existing assets. XPLR has organic reinvestment opportunities across its existing portfolio through renewable energy repowering that could provide additional value to customers and are expected to produce attractive returns for XPLR. XPLR expects the repowering projects that it pursues will allow XPLR to refresh and enhance the performance and extend the expected life of the wind turbine equipment as well as start a new 10 years of PTCs.

NEE management and operational expertise. XPLR believes it benefits from NEE’s experience, operational excellence and cost-efficient operations. Through the MSA and other agreements with NEE and its subsidiaries, XPLR's projects will receive the same benefits and expertise that NEE currently provides across its entire portfolio. XPLR also seeks to take advantage of incremental investment opportunities enabled by NEE's long-standing industry and customer relationships, knowledge and experience.

ENVIRONMENTAL MATTERS

XPLR is subject to environmental laws and regulations, including extensive U.S. federal, state and local environmental statutes, rules and regulations relating to, among others, air quality, water quality and usage, waste management, wildlife protection and historical resources, for the ongoing operations, siting and construction of its facilities. The environmental laws in the U.S., including, among others, the Endangered Species Act (ESA), the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act (BGEPA), provide for the protection of numerous species, including endangered species and/or their habitats, migratory birds, bats and eagles. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of, and additional costs associated with, existing facilities and changes or delays in the location, design, construction and operation of any new facilities and failure to comply could result in fines, penalties, criminal sanctions or injunctions.

HUMAN CAPITAL

XPLR does not have any employees and relies solely on employees of affiliates of the manager under the MSA, including employees of NEE and NEER, to serve as officers of XPLR. See further discussion of the MSA and other payments to NEE in Note 15.

WEBSITE ACCESS TO SEC FILINGS

XPLR makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and any amendments to those reports, available free of charge on XPLR's internet website, www.xplrinfrastructure.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on XPLR's website (or any of its subsidiaries' or affiliates' websites) are not incorporated by reference into this Form 10-K.

Item 1A.  Risk Factors

Limited partnerships and limited partnership interests are inherently different than corporations and shares of capital stock of a corporation, although many of the business risks to which XPLR is subject are similar to those that would be faced by a corporation engaged in similar businesses and XPLR has elected to be treated as a corporation for U.S. federal income tax purposes. If any of the following risks were to occur, and whether or not expressly stated with respect to any particular risk factor, XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially and adversely affected. In that case, the trading price of XPLR's common units could decline and investors could lose all or part of their investment in XPLR.

Performance Risks

XPLR's business and results of operations are affected by the performance of its renewable energy projects which could be impacted by wind and solar conditions and in certain circumstances by market prices for power.

The output from XPLR's wind projects can vary greatly as local wind speeds and other conditions vary. Similarly, the amount of energy that a solar project is able to produce depends on several factors, including the amount of solar energy that reaches its solar panels. Wind turbine or solar panel placement, interference from nearby wind projects or other structures and the effects of vegetation, snow, ice, land use and terrain also affect the amount of energy that XPLR's wind and solar projects generate. In certain circumstances, XPLR is exposed to the inherent power market price risk created by the differences in pricing between commodity selling and purchasing locations known as basis risk. The failure of some or all of XPLR's projects to perform according to XPLR's expectations as well as basis risk could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to execute its business plan.

Operation and maintenance of renewable energy projects, battery storage projects and other facilities and XPLR's pipeline investment involve significant risks that could result in unplanned power outages, reduced output or capacity, property damage, environmental pollution, personal injury or loss of life.

There are risks associated with the operation and maintenance of XPLR's renewable energy projects, battery storage projects and other facilities and XPLR's pipeline investment, including:

•risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;
•breakdown or failure, including, but not limited to, leaks, fires, explosions, mechanical problems or other major events, of, or damage to, turbines, blades, blade attachments, solar panels, mirrors, pipelines, batteries and other equipment, which could reduce a project’s energy output or a pipeline's ability to transport natural gas at expected levels or result in unplanned power outages, significant property damage, environmental pollution, personal injury or loss of life;
•catastrophic events, such as wildfires, earthquakes, hurricanes, severe weather, tornadoes, ice and hailstorms, extreme temperatures, icing events, floods, severe convective storms and droughts, other meteorological conditions, landslides and other similar events beyond XPLR's control, which could severely damage or destroy all or a part of a project, pipeline or interconnection and transmission facilities, reduce its energy output or capacity, or result in unplanned power outages, property damage, environmental pollution, personal injury or loss of life;
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
•serial design, manufacturing or other defects, which may not be covered by warranties or performance guarantees;
•inability to anticipate or adapt to changes in the reliability of XPLR's or NEE's equipment, operating systems or facilities;
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
•disputes with the BLM, other owners of land on which XPLR's projects are located or nearby landowners;
•changes in laws, regulations, policies and treaties;
•government or utility exercise of eminent domain power or similar events;
•existence of liens, encumbrances and other imperfections in title affecting real estate interests; and
•insufficient insurance, warranties or performance guarantees to cover any or all lost revenues or increased expenses from the foregoing.

These and other factors could require the shutdown of XPLR's renewable energy projects, battery storage projects or other facilities or its pipeline investment. For renewable energy projects, battery storage projects, other facilities or pipelines located near populated areas, including, but not limited to, residential areas, commercial business centers, industrial sites and other public gathering areas, or areas more prone to wildfires, the level of damage resulting from certain of these risks could be greater.

These factors could also reduce the useful lives of and degrade equipment, interconnection facilities and transmission facilities, and materially increase maintenance and other costs. Unanticipated costs associated with maintaining or repairing XPLR's projects and pipeline investment may reduce profitability. In addition, replacement and spare parts for solar panels, wind turbines, batteries and other key equipment may be difficult or costly to acquire or may be unavailable.

Such events or actions could significantly decrease or eliminate the revenues of a project or pipeline, significantly increase its operating costs, cause a default under XPLR's financing agreements or give rise to damages or penalties payable to a PPA or transportation agreement counterparty, another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions and related impacts, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity, natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events, wildfires, severe convective storms and earthquakes, can be destructive and cause power outages, personal injury and property damage, reduce revenue, affect the availability of fuel and water and require XPLR to incur additional costs to, for example, restore service and repair damaged facilities, obtain replacement power, access available financing sources, obtain insurance, pay for any associated injuries and damages and fund any associated legal matters and compliance penalties. Furthermore, XPLR's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and abnormal levels of precipitation. A disruption or failure of electric generation, storage, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent XPLR from operating its business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Changes in weather can also affect the level of wind and solar resource available, and thus the production of electricity, at XPLR's power generating facilities. Because the levels of wind and solar resources are variable and difficult to predict, XPLR’s results of operations for individual wind and solar facilities specifically, and XPLR's results of operations generally, may vary significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

XPLR depends on certain of the renewable energy projects and the investment in pipeline assets in its portfolio for a substantial portion of its anticipated cash flows.

XPLR depends on certain of the renewable energy projects and the investment in pipeline assets in its portfolio for a substantial portion of its anticipated cash flows. Consequently, the impairment or loss of any one or more of those projects or the pipeline investment could materially and, depending on the relative size of the affected projects or the pipeline investment, disproportionately reduce XPLR’s cash flows and, as a result, could have a material adverse effect on XPLR's business, financial condition, results of operations and ability to execute its business plan.

Developing and investing in power and related infrastructure, including repowering of XPLR's existing renewable energy projects, requires up-front capital and other expenditures and could expose XPLR to project development risks, as well as financing expense.

XPLR expects to pursue repowering of its existing renewable energy projects and may pursue other development opportunities. Repowering and development of assets involve regulatory, environmental, construction, safety, political and legal uncertainties and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule, at the budgeted cost or at all. There may be cost overruns and construction difficulties. In addition, XPLR may be required to pay liquidated damages to counterparties if a project does not achieve commercial operations before a specified date that the parties have agreed or may agree upon in advance. Any cost overruns XPLR experiences or liquidated damages XPLR pays could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan. In addition, XPLR may choose to finance all or a portion of the development costs of any repowering or development project through the sale of additional common units or securities convertible into, or settleable with, common units, which could result in dilution to XPLR’s unitholders, or through other financings which could result in additional expense. Any such financings could involve the issuance of securities or indebtedness that could be senior to the common units upon liquidation. The development and construction related to repowering projects and other development projects may occur over an extended period of time and XPLR may not receive increases in revenues until the projects are placed in service, or at all. Accordingly, XPLR's repowering and other development efforts may not result in additional long-term contracted revenue streams that increase, and could decrease, the amount of cash available to execute XPLR's business plan.

Threats of terrorism and catastrophic events that could result from geopolitical factors, terrorism, cyberattacks, or individuals and/or groups attempting to disrupt XPLR’s business, or the businesses of third parties, may materially adversely affect XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR is subject to the potentially adverse operating and financial effects of geopolitical factors, terrorist acts and threats, as well as cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, natural gas pipelines and related assets in the past and there may be such attacks in the future. In addition, the advancement of artificial intelligence has given rise to added vulnerabilities and potential entry points for cyberattacks. XPLR’s generation, transmission, storage and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Geopolitical factors, terrorist acts, cyberattacks or other similar events affecting XPLR’s or NEE's systems and facilities, or those of third parties on which XPLR relies, could harm XPLR’s business by, for example, limiting their ability to generate, purchase, store or transmit power, natural gas or other energy-related commodities, limiting their ability to bill customers and collect and process payments, and delaying their development and construction of new generation, distribution, storage or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect XPLR’s operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair XPLR’s ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. To the extent geopolitical factors, terrorist acts, cyberattacks or other similar events equate to a force majeure event under the XPLR's PPAs, the renewable energy counterparty may terminate such PPAs if such a force majeure event continues for a specified period. Such events or actions may materially adversely affect XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

The ability of XPLR to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events at XPLR or NEE, as well as the financial condition of insurers. XPLR's insurance coverage does not provide protection against all significant losses.

XPLR shares insurance coverage with NEE and its affiliates, for which XPLR reimburses NEE. NEE currently maintains liability insurance coverage for itself and its affiliates, including XPLR, which covers legal and contractual liabilities arising out of bodily injury, personal injury or property damage to third parties. NEE also maintains coverage for itself and its affiliates, including XPLR, for physical damage to assets and resulting business interruption, including, but not limited to, damage caused by terrorist acts. However, such policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. To the extent NEE or any of its affiliates experience covered losses under the insurance policies, the limit of XPLR's coverage for potential losses may be decreased. NEE may also reduce or eliminate such coverage at any time. XPLR may not be able to maintain or obtain insurance of the type and amount XPLR desires at reasonable rates and XPLR may elect to self-insure some of its wind and solar projects. The ability of NEE to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events at XPLR or NEE, as well as the financial condition of insurers. If XPLR cannot or does not obtain insurance coverage, XPLR may be required to pay costs associated with adverse future events. A loss for which XPLR is not fully insured could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR relies on interconnection and transmission and other pipeline facilities of third parties to deliver energy from certain of its projects and to transport natural gas to and from its pipeline investment. If these facilities become unavailable, XPLR's projects and pipeline investment may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.

XPLR depends on interconnection and transmission facilities owned and operated by third parties to deliver energy from certain of its projects. In addition, some of the projects in XPLR's portfolio share essential facilities, including interconnection and transmission facilities, with projects that are owned by other affiliates of NEE. If the interconnection or transmission arrangement for a project is terminated, XPLR may not be able to replace it on similar terms to the existing arrangement, or at all, or XPLR may experience significant delays or costs in connection with such replacement. XPLR also depends upon third-party pipelines and other facilities that transport natural gas to and from its pipeline investment. Because XPLR does not own these third-party pipelines or facilities, their continuing operations are not within its control. The unavailability of interconnection, transmission, pipeline or shared facilities due to reasons such as geopolitical factors, cyber incidents, physical attacks, severe weather or a generation, storage or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind or solar generation could adversely affect the operation of XPLR's projects and pipeline investment and the revenues received, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations and other standards, compliance with which may require significant capital expenditures, increase XPLR’s cost of operations and affect or limit its business plans.

XPLR's projects and pipeline investment are subject to numerous domestic environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to the protection of avian, bats and other wildlife mortality and habitat protection; the storage, handling, use and transportation of natural gas as well as other hazardous or toxic substances and other regulated substances, materials, and/or chemicals; air quality, water quality and usage, soil quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater; climate change and greenhouse gas emissions; waste management; U.S. federal, state or local land use, zoning, building and transportation laws and requirements; the presence or discovery of archaeological, religious or cultural resources at or near XPLR's projects or pipeline investment; and the protection of workers’ health and safety, among other things. If XPLR's projects or pipeline investment do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, XPLR may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects or the pipeline investment, prevent or delay the development of power generation, storage and transmission or other development projects, limit the availability and use of some fuels required for the production of electricity and may also be subject to criminal sanctions or injunctions, such as restrictions on how it operates its facilities. XPLR's projects and pipeline investment also carry inherent environmental, health and safety risks, including, without limitation, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. Proceedings related to any such litigation or actions could result in significant expenditures as well as the restriction or elimination of the ability to operate any affected project. For example, if XPLR fails to obtain eagle "take" permits under the BGEPA or incidental take permits under the ESA for certain of its wind facilities and eagles or listed species, like cave bats, perish in collisions with facility turbines, XPLR or its subsidiaries could face criminal prosecution under these laws.

Environmental, health and safety laws and regulations and other standards have generally become more stringent over time and this trend could continue. Significant capital and operating costs may be incurred at any time to keep XPLR's projects or pipeline investment in compliance with environmental, health and safety laws and regulations and other standards, including in response to any addition of species, such as additional bat species, to the endangered species list. If it is not economical to make those expenditures, or if XPLR's projects or pipeline investment violate any of these current or future laws and regulations, it may be necessary to retire the affected project or pipeline or restrict or modify its operations, including restrictions on how XPLR develops, sites and operates projects, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially adversely affected by new or revised laws, regulations or executive orders, as well as by regulatory action or inaction.

XPLR’s business could be materially adversely affected by a variety of legal activity, such as: 1) the adoption of new or revised laws, such as international trade laws, regulations and interpretations; 2) regulatory initiatives such as those seeking restructuring of the energy industry; 3) new or revised regulations such as those affecting emissions, water consumption, water discharges wetlands, gas and oil infrastructure operations, and environmental and other permitting requirements for energy infrastructure projects; 4) actions taken, or not taken, by government agencies as a result of executive orders, such as failing to issue, delaying the issuance of, or increasing the requirements necessary to obtain approvals, rights-of-way, permits, determinations, leases or loans related to wind or other clean energy projects; and 5) changes in the way government interprets or applies laws, regulations or orders. Changes in the nature of the regulation of XPLR’s business through this type or other types of legal activity could have a material adverse effect on XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan. XPLR is unable to predict future legislative, regulatory or executive action or inaction, including through changed government interpretations or applications, although any such changes may increase costs, the challenges associated with developing and operating clean and other energy infrastructure projects, and competitive pressures on XPLR, which could have a material adverse effect on the XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR is subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis and that evolve over time. XPLR cannot predict the impact of changing FERC rules or policies of the RTOs and ISOs, such as rules governing generator interconnection procedures and transmission planning requirements and cost allocation methodologies, or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond XPLR's control. There can be no assurance that XPLR will be able to respond adequately or sufficiently quickly to such rules and developments, which may impact the ability, timeline and cost of interconnecting new or repowered energy projects to the transmission system and the availability of transmission system capacity to deliver energy products to market, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's projects, pipeline investment and PPA counterparties are subject to regulation by U.S. federal, state and local authorities. The wholesale sale of electric energy in the continental U.S., other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a project to charge the negotiated rates contained in its PPA is subject to that project’s maintenance of its general authorization from the FERC to sell electricity at market-based rates. The FERC may impose penalties or revoke a project's market-based rate authorization if it determines that the project entity can exercise market power in transmission or generation, creates barriers to entry, has engaged in abusive affiliate transactions or fails to meet compliance requirements associated with such rates. The negotiated rates entered into under PPAs could be changed by the FERC if it determines such change is in the public interest or just and reasonable, depending on the standard in the respective PPA. If the FERC decreases the prices paid to XPLR for energy delivered under any of its PPAs, XPLR’s revenues could be below its projections and its business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially adversely affected.
XPLR's clean energy projects are subject to the mandatory reliability standards of the NERC. The NERC reliability standards are a series of requirements that relate to maintaining the reliability of the North American bulk electric system and cover a wide variety of topics, including, but not limited to, physical and cybersecurity of critical assets, information protocols, frequency response and voltage standards, testing, documentation and outage management. If XPLR fails to comply with these standards, XPLR could be subject to sanctions, including, but not limited to, substantial monetary penalties. Although the projects are not subject to state utility rate regulation because they sell energy exclusively on a wholesale basis, XPLR is subject to other state regulations that may affect XPLR's projects’ sale of energy and operations. Changes in state regulatory treatment are unpredictable and could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

The structure of the energy industry and regulation in the U.S. is currently, and may continue to be, subject to challenges and restructuring proposals. Additional regulatory approvals may be required due to changes in law or for other reasons. XPLR expects the laws and regulation applicable to its business and the energy industry, including laws and regulations generally supportive of clean energy project development, generally to be in a state of transition for the foreseeable future. Changes in the structure of the industry or in such laws and regulations could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR does not own all of the land on which the projects in its portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or land rights holders that have rights that are superior to XPLR's rights or the BLM suspends its federal rights-of-way grants.

XPLR does not own all of the land on which the projects in its portfolio are located and they generally are, and its future projects may be, located on land occupied under long-term easements, leases and rights-of-way. The ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens and other easements, lease rights and rights-of-way of third parties that were created prior to XPLR's projects’ easements, leases and rights-of-way. As a result, some of XPLR's projects’ rights under such easements, leases or rights-of-way may be subject to the rights of these third parties. While XPLR performs title searches, obtains title insurance, records its interests in the real property records of the projects’ localities and enters into non-disturbance agreements to protect itself against these risks, such measures may be inadequate to protect against all risk that XPLR's rights to use the land on which its projects are or will be located and its projects’ rights to such easements, leases and rights-of-way could be lost or curtailed. Additionally, XPLR operations located on properties owned by others are subject to termination for violation of the terms and conditions of the various easements, leases or rights-of-way under which such operations are conducted.

Further, XPLR's activities conducted under federal rights-of-way grants are subject to “immediate temporary suspension” of unspecified duration, at any time, at the discretion of the BLM. A suspension of XPLR activities within a federal right-of-way may be issued by the BLM to protect public health or safety or the environment. An order to suspend XPLR activities may be issued by the BLM prior to an administrative proceeding and may require immediate compliance by XPLR. Any violation of such an order could result in the loss or curtailment of XPLR's rights to use any federal land on which its projects are or will be located.

Any such loss or curtailment of XPLR's rights to use the land on which its projects are or will be located as a result of any lienholders or leaseholders that have rights that are superior to XPLR's rights or the BLM’s suspension of its federal rights-of-way grants could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan. In certain instances, rights-of-way may be subordinate to the rights of government agencies, which could result in costs or interruptions to XPLR's service. Restrictions on XPLR's ability to use rights-of-way could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR is subject to risks associated with litigation or administrative proceedings, as well as negative publicity.

XPLR is subject to risks and costs associated with litigation and administrative proceedings, including without limitation, those that may contest the operation, development, construction or repowering of its projects. The existence of litigation as well as impacts of defending, or failing to prevail in, any such proceeding in which XPLR is involved or other future legal or administrative proceedings, regardless of the merits, may be material to XPLR and harm its reputation.

XPLR is subject to, and may also become subject to additional, claims based on alleged negative health effects related to acoustics, shadow flicker or other claims associated with wind turbines from individuals who live near XPLR's projects. Any such legal proceedings or disputes could materially increase the costs associated with XPLR's operations. In addition, XPLR may become subject to legal proceedings or claims contesting the operation, development, construction or repowering of XPLR's projects. Any such legal proceedings or disputes could materially delay XPLR's ability to complete construction or repowering of a project in a timely manner, or at all, or materially increase the costs associated with commencing or continuing a project’s commercial operations. Any settlement of claims or unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, penalties, injunctions or denial or revocation of permits, could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting XPLR. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to the negative publicity and any resulting investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from XPLR's business.

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of XPLR. It may also have a negative impact on its ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR is subject to risks associated with its ownership interests in projects that undergo development or construction, including for repowering, and other capital improvements to its clean energy or other projects, which could result in its inability to complete development and construction at those projects on time or at all, and make those projects too expensive to complete or cause the return on an investment to be less than expected.

XPLR's ownership interests in clean energy or other projects that undergo development or construction, including for repowering, and other capital improvements are subject to risks. There may be delays or unexpected developments in completing any future construction projects, including through actions or inaction taken by federal agencies and departments as a result of executive orders such as the assessment and review required before issuing new or renewed approvals, rights-of-way, permits, leases or loans related to the development of energy projects. Such factors could cause the construction costs of these projects to exceed XPLR's expectations, result in substantial delays or prevent the project from commencing commercial operations. Further, XPLR could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss, or reduction, of tax credits, bonus credits or tax incentives, the inability to transfer tax credits, or delayed or diminished returns, and could be required to write off all or a portion of its investment in the project. Various factors could contribute to these risks, including:

•delays in obtaining, or the inability to obtain, necessary permits, rights-of-way, easements, licenses and other approvals on schedule and within budget;
•delays and increased costs related to the interconnection of new projects to the transmission system;
•the inability to acquire or maintain land use and access rights;
•the failure to receive contracted third-party services;
•interruptions to dispatch at the projects;
•supply chain disruptions, including as a result of changes in international trade laws, regulations, agreements, treaties, taxes, tariffs, duties or policies of the U.S. or other countries in which XPLR's suppliers are located;
•geopolitical factors;
•work stoppages;
•disputes involving contractors, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners, suppliers and other third parties;
•weather interferences;
•unforeseen engineering, environmental and geological problems, including, but not limited to, discoveries of contamination, protected plant or animal species or habitat, archaeological or cultural resources or other environment-related factors;
•changes to laws, regulations or policies that promote and support clean energy and enhance the economic viability of owning clean energy projects;
•negative publicity;
•unanticipated cost overruns in excess of budgeted contingencies, including for escalating costs for materials and labor and regulatory compliance; and
•failure of contracting parties, including suppliers, to perform under contracts.

In addition, it is common for XPLR, one of its subsidiaries or an affiliated party under the MSA to have an agreement with a third party to complete construction of its projects, in which case XPLR is subject to the viability and performance of the third party. XPLR's inability to find a replacement contracting party, if the original contracting party has failed to perform, could result in the abandonment of the construction of a project, while XPLR could remain obligated under other agreements associated with the project, including, but not limited to, offtake power sales agreements.

Any of these risks could cause XPLR's cash flows from, and financial returns on, these investments to be lower than expected or otherwise delay or prevent the completion of such projects or distribution of cash to XPLR, or could cause XPLR to operate below expected capacity or availability levels, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Contract Risks

XPLR relies on a limited number of customers and vendors and is exposed to credit and performance risk in that they may be unwilling or unable to fulfill their contractual obligations to XPLR or that they otherwise terminate their agreements with XPLR.

In most instances, XPLR sells the energy generated by each of its clean energy projects to a single PPA counterparty under a long-term PPA. Further, through XPLR's pipeline investment, natural gas is transported under long-term natural gas transportation agreements with a limited number of counterparties. XPLR's equity method investees also have contracts with a limited number of counterparties.

XPLR expects that its existing and future contracts will be the principal source of cash flows available to execute its business plan. Thus, the actions of even one customer may cause variability of XPLR’s revenue, financial results and cash flows that are difficult to predict. Similarly, significant portions of XPLR’s credit risk may be concentrated among a limited number of customers and the failure of even one of these key customers to fulfill its contractual obligations to XPLR could significantly impact XPLR's business and financial results.

XPLR utilizes a limited number of vendors for the supply of equipment, materials and other goods and services required for its business operations and for the construction and operation of, and for capital improvements to, its facilities.

Any or all of XPLR's customers and vendors may fail to fulfill their obligations under their contracts with XPLR, whether as a result of the occurrence of any of the factors listed below or otherwise.

•Specified events beyond XPLR's control or the control of a customer may temporarily or permanently excuse the customer from its obligation to accept and pay for delivery of energy generated by a project. Specified events beyond XPLR's control or the control of a vendor may temporarily or permanently excuse the vendor from its obligation to supply equipment, materials, fuel and other goods and services to XPLR. These events could include, among other things, a system emergency, transmission failure or curtailment, adverse weather conditions or labor disputes.
•Adverse conditions in the energy industry or the general economy such as inflation, as well as circumstances of individual customers and vendors, may adversely affect the ability of some customers and vendors to perform as required under their contracts with XPLR.
•Certain of XPLR’s customers have been impacted by wildfires and have been, or could be, subject to significant liability which have had, or could be expected to have, a significant impact on their financial condition.
•The ability of XPLR's customers and vendors to fulfill their contractual obligations to XPLR depends on their financial condition. XPLR is exposed to the credit risk of its customers over an extended period of time due to the long-term nature of XPLR's contracts with them. These customers could become subject to insolvency or liquidation proceedings or otherwise suffer a deterioration of their financial condition when they have not yet paid for services delivered, any of which could result in underpayment or nonpayment under such agreements.
•A default or failure by XPLR to satisfy minimum energy requirements or mechanical availability levels under XPLR's agreements could result in damage payments to the applicable customer or termination of the applicable agreement.

If XPLR's customers are unwilling or unable to fulfill their contractual obligations to XPLR, or if they otherwise terminate such contracts, XPLR may not be able to recover contractual payments due to XPLR. Since the number of customers that purchase wholesale bulk energy or require the transportation of natural gas is limited, XPLR or its pipeline investment may be unable to find a new customer on similar or otherwise acceptable terms or at all. In some cases, there currently is no economical alternative counterparty to the original customer. The loss of, or a reduction in sales to, any of XPLR's customers could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

If any vendor or other counterparty fails to fulfill its contractual obligations, XPLR may need to make arrangements with other counterparties or vendors, which could result in material financial losses, higher costs, untimely completion of power generation or storage facilities and other projects, and/or a disruption of its operations. If a defaulting counterparty is in poor financial condition, XPLR may not be able to recover damages for any contract breach which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR may not be able to extend, renew or replace expiring or terminated PPAs, lease agreement or other customer contracts at favorable rates or on a long-term basis and XPLR may not have the ability to amend existing PPAs for renewable energy repowering projects.

XPLR's ability to extend, renew or replace its existing PPAs, lease agreement or other customer contracts as well as XPLR's ability to amend existing PPAs for renewable energy repowering projects, depends on a number of factors beyond its control, including, but not limited to:

•whether the PPA counterparty has a continued need for energy at the time of the agreement’s expiration or amendment, which could be affected by, among other things, the presence or absence of governmental incentives or mandates, prevailing market prices, and the availability of other energy sources;
•the amount of commercial natural gas supply available to its pipeline investment's systems and changing natural gas supply flow patterns in North America;
•the satisfactory performance of XPLR's and its pipeline investment's obligations under such PPAs, lease agreement or other customer contracts;
•the regulatory environment applicable to XPLR's contractual counterparties at the time;
•macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and
•the effects of regulation on the contracting practices of XPLR's contractual counterparties.

If XPLR is not able to extend, renew or replace on acceptable terms existing PPAs before contract expiration, or if such agreements are otherwise terminated prior to their expiration, XPLR may be required to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than under the applicable contract. If there is no satisfactory market for a project’s uncontracted energy, XPLR may decommission the project before the end of its useful life. Any failure to extend, renew or replace a significant portion of XPLR's existing PPAs, lease agreement or other customer contracts, or extending, renewing or replacing them at lower prices or with other unfavorable terms, or the decommissioning of a project or the inability to amend existing PPAs for renewable energy repowering projects could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

If the energy production by or availability of XPLR's clean energy projects is less than expected, they may not be able to satisfy minimum production or availability obligations under their PPAs.

XPLR's clean energy projects' energy production or availability could be less than expected due to various factors, including, but not limited to, wind or solar conditions, natural disasters, equipment underperformance, operational issues, changes in law or regulations or actions taken by third parties. The PPAs contain provisions that require XPLR to produce a minimum amount of energy or be available a minimum percentage of time over periods specified in the PPAs. A failure to produce sufficient energy or to be sufficiently available to meet XPLR's commitments under its PPAs could result in the payment of damages or the termination of PPAs and could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Development and Acquisition Risks

XPLR's ability to develop and/or acquire assets involves risks.

XPLR's ability to develop and/or acquire energy and other projects, including partial ownership interests, that are either operational or under construction, involves risks and requires XPLR to identify attractive development opportunities and acquisitions that can provide positive cash flows. Such development opportunities or acquisitions may not be available to XPLR on acceptable terms or at all. XPLR must obtain the consent of XPLR GP, which consent is not guaranteed, to develop new wind or solar energy projects (excluding off-shore wind projects), any natural gas pipeline or utility-scale battery storage projects. Various factors could affect the availability of such development opportunities or acquisitions, including, but not limited to, the following factors and those described in more detail in the additional risk factors below:

•competing bids for a project from companies that may have substantially greater purchasing power, capital or other resources or a greater willingness to accept lower returns or more risk than XPLR does;
•a failure to agree to commercially reasonable financial or legal terms with sellers with respect to any proposed projects;
•fewer development and acquisition opportunities than XPLR expects, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than XPLR believes suitable;
•XPLR's inability to generate or otherwise obtain financing for projects on economically acceptable terms;
•XPLR's failure to successfully complete construction of and finance projects, to the extent that it decides to acquire projects that are not yet operational or to otherwise pursue development or construction activities with respect to new projects;
•XPLR's inability to obtain regulatory approvals or other necessary consents to consummate an acquisition; and
•the presence or potential presence of:
◦pollution, contamination or other wastes at the project site;
◦protected plant or animal species;
◦archaeological or cultural resources;
◦wind waking or solar shadowing effects caused by neighboring activities, which reduce potential energy production by decreasing wind speeds or reducing available insolation;
◦land use restrictions and other environment-related siting factors; and
◦opposition to wind, solar and storage projects in certain markets due to concerns about noise, health, environmental, safety or other alleged impacts of such projects.

Any of these factors could limit XPLR's development and acquisition opportunities and prevent it from executing, or diminish its ability to execute, its development and acquisition plans. Additionally, as NEER's ownership interest in XPLR is reduced, NEER may be less willing to sell projects to XPLR. An inability by XPLR to identify, or a failure by NEER to make available, suitable development and acquisition opportunities could materially adversely impact XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR may not be able to successfully consummate future development opportunities and/or acquisitions, whether from NEER or third parties. Any development opportunity or acquisition that may be available to XPLR may necessitate that it generate cash flow amounts as planned and be able to access the debt and equity markets. However, XPLR may not generate cash flow as planned and may be unable to access such markets on satisfactory terms or at all. Furthermore, even if XPLR does consummate development opportunities or acquisitions that XPLR believes will be accretive, such development opportunities or acquisitions may realize lower cash flows than anticipated as a result of incorrect assumptions in XPLR's evaluation of such acquisitions or development opportunities or unforeseen consequences or other external events beyond its control. Development opportunities and acquisitions involve numerous risks, including, but not limited to, difficulties in integrating acquired businesses and unexpected costs and liabilities. Any of the events described above could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Reductions in demand for natural gas in the U.S. and low market prices of natural gas could materially adversely affect XPLR's pipeline investment's operations and cash flows.

The price of natural gas fluctuates in response to changes in supply and demand, market uncertainty and additional factors that are beyond XPLR's control. These factors include worldwide economic conditions; weather conditions and seasonal trends; the levels of domestic natural gas production and consumer demand; fluctuations in demand from electric power generators and industrial customers; the availability of imported liquid natural gas (LNG); the ability to export LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional pricing differences; the price and availability of alternative fuels; the effect of energy efficiency and conservation measures; the nature and extent of governmental regulation and taxation; worldwide political events, including, but not limited to, actions taken by foreign natural gas producing nations and changes in international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries; and the anticipated future prices of natural gas, LNG and other commodities. These events are beyond XPLR's control. Lower overall economic output could reduce the volume of natural gas transported or gathered. Transmission revenues could be affected by long-term economic declines which could result in the non-renewal of long-term contracts. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Government laws, regulations and policies providing incentives and subsidies for clean energy could be changed, reduced or eliminated at any time and such changes may negatively impact XPLR and its ability to repower, acquire, develop or invest in clean energy and related projects.

XPLR's business, including XPLR's ability to repower, acquire, develop or invest in clean energy projects, partly depends on current laws, regulations and policies that promote and support clean energy and enhance the economic viability of developing, constructing and owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, accelerated cost recovery deductions, renewable energy tax credit transferability and other commercially oriented incentives. These laws, regulations and policies, such as the PTCs or ITCs, have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time. These incentives make the development of clean energy projects more competitive by providing transferable renewable energy tax credits, grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives, including qualifications for renewable energy tax credits and transferability of renewable energy tax credits, or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it, such as policies in place that limit certain imports from China and other Southeast Asian countries, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new clean energy projects, XPLR abandoning the development of clean energy projects, a loss of investments in the projects and reduced project returns and decrease the attractiveness of clean energy projects to developers. An elimination, loss or reduction of such incentives could also reduce XPLR's willingness to pursue or develop certain clean energy projects due to higher operating costs or decreased revenues under its PPAs.

If these laws, regulations and policies are not continued or renewed, the market for future renewable energy PPAs may be smaller and the prices for future clean energy PPAs may be lower. If laws, regulations or policies limit the availability or transferability of the PTC or the ITC, repowering and new clean energy projects may no longer be economically feasible and could generate reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing on acceptable terms.

Additionally, some states with RPS targets have met, or in the near future will meet, their renewable energy targets. If, as a result of achieving these targets, these and other U.S. states do not increase their targets in the near future, demand for additional renewable energy could decrease. To the extent other states decrease their RPS targets, programs or goals, demand for renewable energy could decrease in the future. Any of the foregoing could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's ability to develop projects, including repowering renewable energy projects, faces risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.

Project development is a capital intensive business that relies heavily on the availability of debt and equity financing sources to fund projected construction and other capital expenditures. As a result, in order to successfully develop a project, XPLR must obtain sufficient financing to complete the development phase of its projects. Any significant disruption in the credit and capital markets, a significant increase in interest rates or an inability to generate cash flow levels as planned could make it difficult for XPLR to raise funds when needed to secure capital, which would limit XPLR’s ability to pursue and complete projects.

XPLR's ability to develop and construct clean energy generation and storage facilities may be adversely affected if it is unsuccessful in obtaining adequate project sites, necessary licenses, or permits on acceptable and reasonable terms or encounters delays in obtaining or renewing such, or obtaining regulatory approvals from local, state, or federal governmental authorities.

If the challenges of developing projects increase, XPLR's pool of available opportunities may be limited, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Acquisitions of existing clean energy projects involve numerous risks.

The acquisition of existing clean energy projects involves numerous risks, including, but not limited to, exposure to existing liabilities and unanticipated post-acquisition costs associated with the pre-acquisition activities by the project, difficulty in integrating the acquired projects into XPLR's business and, if the projects are in new markets, the risks of entering markets where XPLR has limited experience. Additionally, XPLR risks overpaying for such projects or not making acquisitions on an accretive basis. Although XPLR performs due diligence on prospective acquisitions, XPLR may not discover all potential risks, operational issues or other issues in such projects. Further, the integration and consolidation of acquisitions require substantial human, financial and other resources and, ultimately, XPLR's acquisitions may divert XPLR's management’s attention from its existing business concerns, disrupt its ongoing business or not be successfully integrated. Future acquisitions might not perform as expected or the returns from such acquisitions might not support the financing utilized to acquire or maintain them. A failure to achieve the financial returns XPLR expects when XPLR acquires clean energy projects could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR may develop or acquire assets that use other renewable energy technologies and may develop or acquire other types of assets. Any such development or acquisition may present unforeseen challenges and result in a competitive disadvantage relative to XPLR's more-established competitors.

XPLR may develop or acquire assets that use other renewable energy technologies, and it may develop or acquire other types of assets, including, but not limited to, transmission projects and instruments relating to renewable energy. XPLR may be unable to identify attractive clean energy or transmission development or acquisition opportunities or develop or acquire such projects or assets at prices and on terms that are attractive. In addition, the pursuit of such development or consummation of such acquisitions could expose XPLR to increased operating costs, unforeseen liabilities and additional risks including, but not limited to, regulatory and environmental issues associated with entering new sectors of the energy industry. This could require a disproportionate amount of XPLR's management’s attention and resources, which could have an adverse impact on XPLR's business and place XPLR at a competitive disadvantage relative to energy market participants more experienced with new technologies and asset classes. A failure to successfully integrate such development opportunities or acquisitions as a result of unforeseen operational difficulties or otherwise, could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Certain agreements which XPLR or its subsidiaries are parties to have provisions which may limit or preclude XPLR from engaging in specified change of control and similar transactions.

The indebtedness, financing and other agreements of XPLR and its subsidiaries, including the agreements under which the noncontrolling Class B investors own membership interests in certain XPLR subsidiaries, contain provisions that may trigger acceleration of indebtedness or specified payment obligations of XPLR or its subsidiaries upon or in connection with specified transactions, including specified change of control and similar transactions. Because these provisions may materially increase the capital XPLR may need to expend to complete such a transaction, these provisions may limit or preclude XPLR from pursuing or consummating such transactions and limit the types of transactions XPLR is able to consummate.

XPLR faces substantial competition primarily from regulated utility holding companies, developers, IPPs, pension funds and private equity funds for opportunities in the U.S.

XPLR believes its primary competitors for opportunities in the U.S. are regulated utility holding companies, developers, IPPs, pension funds and private equity funds. XPLR competes with these companies to acquire projects. Furthermore, the industry has experienced and may experience volatile demand for wind turbines, solar panels, pipeline equipment and related components. If demand for this equipment increases, suppliers may give priority to other market participants, including, but not limited to, XPLR's competitors, who may have greater resources than XPLR. An inability to effectively compete with regulated utility holding companies, developers, IPPs, pension funds and private equity funds for opportunities in the U.S. could have a material adverse effect on XPLR's business, financial condition, results of operations and its ability to execute its business plan.

Regulatory decisions that are important to XPLR may be materially adversely affected by political, regulatory, operational and economic factors.

The local and national political, regulatory and economic environment may have an adverse effect on regulatory decisions with negative consequences for XPLR. These decisions, which may come from any level of government, including through actions taken, or not taken, by government agencies as a result of executive orders, may require, for example, XPLR to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or otherwise incur costs that it may not be able to recover, each of which could have a material adverse effect on XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

Depending on the circumstances, XPLR may develop and construct, or invest in, electric generation and storage facilities and associated infrastructure. As part of these activities, XPLR would need to periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions, which could be impacted by actions taken, or not taken, by government agencies as a result of executive orders. Should XPLR be unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on XPLR, then XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially adversely affected.

The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect XPLR's pipeline investment.

XPLR's pipeline investment competes with other energy midstream enterprises, some of which are much larger and have significantly greater financial resources and operating experience in its areas of operation. The pipeline investment’s competitors may expand or construct infrastructure that competes with the services it provides to customers. The ability to renew or replace existing contracts with the pipeline investment’s customers at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of its competitors and customers. All of these competitive pressures could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Risks Related to XPLR's Financial Activities

XPLR may not be able to access sources of capital on commercially reasonable terms.

XPLR needs to be able to access capital on commercially reasonable terms when development opportunities, repowering renewable energy projects, acquisitions, other growth opportunities or capital needs arise or to exercise buyout rights related to noncontrolling Class B members' interests under certain limited liability company agreements. XPLR’s ability to access capital on commercially reasonable terms is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and in XPLR's, XPLR OpCo's or their subsidiaries' securities or securities convertible into, or settleable with, XPLR common units in particular. Investor demand for securities of XPLR or securities convertible into, or settleable with, XPLR common units may be impacted by, among other factors, the amount of securities outstanding that are convertible into, or settleable with, XPLR common units, the possibility of further sales of such securities, the amount and timing of any issuance of XPLR common units or the payment of cash in lieu of XPLR common units upon conversion or settlement, and any subsequent sales of such units by investors.

Disruptions, uncertainty or volatility in those capital and credit markets, related to, among other factors, inflation, rising interest rates, political, regulatory or geopolitical events and declining investor sentiment in XPLR and the renewable energy industry, has increased and could continue to adversely impact XPLR's cost of capital and affect its ability to fund its liquidity and capital needs including, without limitation, its ability to pay or refinance debt and buy out securities, such as noncontrolling Class B memberships interests in certain XPLR subsidiaries. An inability to obtain financing or refinance existing debt on commercially reasonable terms could also significantly limit XPLR’s ability to consummate future acquisitions and pursue other growth opportunities. In addition, the issuance of XPLR common units and securities convertible into, or settleable with, XPLR common units could cause significant common unitholder dilution. Issuances of additional securities, or the possibility that these issuances may occur, including following the conversion or settlement of securities convertible into, or settleable with, XPLR common units, could make it more difficult for XPLR to sell XPLR common units, or securities convertible into, or settleable with, XPLR common units, in the future, as well as affect XPLR's decision whether and when to issue common units to purchase previously issued securities of XPLR OpCo subsidiaries that are or may be settleable with XPLR common units.

Furthermore, there may not be sufficient availability under XPLR OpCo’s direct subsidiary's revolving credit facility or the ability to obtain other financing arrangements on commercially reasonable terms when acquisition or other growth opportunities or capital needs arise or to exercise buyout rights related to noncontrolling Class B members' interests under certain limited liability company agreements. An inability to obtain the required or desired financing could significantly limit XPLR's ability to consummate acquisitions and pursue other growth opportunities or to exercise buyout rights related to noncontrolling Class B members' interests under certain limited liability company agreements. If financing is available, it may be available only on terms that could significantly increase XPLR's interest expense and impose additional or more restrictive covenants. Any of the circumstances described above could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Restrictions in XPLR and its subsidiaries' financing agreements could adversely affect XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR and its subsidiaries have entered into financing agreements which contain various covenants and restrictive provisions and certain financial ratios that may limit their ability to, among other things:

•incur or guarantee additional debt;
•make distributions on or redeem or repurchase common units;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of projects.

Certain of the financing agreements also contain covenants requiring XPLR OpCo and its subsidiaries to maintain certain financial ratios, including, but not limited to, as a condition to making cash distributions to XPLR and its other unitholder. XPLR OpCo's and its subsidiaries' ability to meet those financial ratios can be affected by events beyond XPLR's control, and XPLR OpCo may be unable to meet those ratios and tests and, therefore, may be unable to make cash distributions to its unitholders, including, but not limited to, XPLR. In addition, the financing agreements contain events of default provisions, including, but not limited to, provisions relating to certain changes in ownership of XPLR or its subsidiaries and other customary provisions.

The provisions of the financing agreements may affect XPLR's ability to obtain future financing and pursue attractive business opportunities and XPLR's flexibility in planning for, and reacting to, changes in business conditions. A failure to comply with the provisions of the applicable financing agreement could result in an event of default, which could enable the lenders to declare, subject to the terms and conditions of the applicable financing agreement, any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable and entitle lenders to enforce their security interest. If the payment of the debt is accelerated and XPLR or a subsidiary fails to repay the debt, the revenue from the projects may be insufficient to repay such debt in full, the lenders could enforce their security interest and XPLR's unitholders could experience a partial or total loss of their investment. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR may be unable to maintain its current credit ratings.

The inability of XPLR to maintain its current credit ratings could materially adversely affect its ability to raise capital or obtain credit on commercially reasonable terms, which in turn could impact its ability to service indebtedness, repay or refinance borrowings and other obligations, exercise buyout rights related to noncontrolling Class B members' interests under certain limited liability company agreements, and finance development opportunities, including repowering renewable energy projects, acquisitions and other growth opportunities, and would likely increase its interest costs. In addition, certain agreements and guarantee arrangements would require posting of additional collateral in the event of a ratings downgrade. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, the rating agencies' treatment of certain financing arrangements and other instruments convertible into or settleable with equity. There can be no assurance that one or more of the ratings of XPLR will not be lowered or withdrawn entirely by a rating agency. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR’s liquidity may be impaired if its credit providers are unable to fund their credit commitments to XPLR or to maintain their current credit ratings.

The inability of XPLR’s credit providers to fund their credit commitments or to maintain their current credit ratings could require XPLR to, among other things, renegotiate requirements in agreements, find an alternative credit provider with acceptable credit ratings to meet funding requirements, or post cash collateral and could have a material adverse effect on XPLR’s liquidity.

As a result of restrictions on XPLR's subsidiaries’ cash distributions to XPLR and XPLR OpCo under the terms of their indebtedness or other financing agreements, cash distributions received by XPLR and XPLR OpCo from their subsidiaries could be reduced or not received at all.

XPLR's ability to satisfy its obligations is dependent, in part, on cash distributions from XPLR OpCo. In any period, XPLR OpCo’s payment of cash distributions to its unitholders will depend on, among other things, the performance of XPLR's subsidiaries and present and anticipated future cash needs of the business. The ability of XPLR's subsidiaries to make distributions to XPLR and XPLR OpCo may be restricted or limited by, among other things, the provisions of existing and future indebtedness or other financing agreements.

The agreements governing XPLR's subsidiaries’ project-level debt contain financial tests and covenants that XPLR's subsidiaries must satisfy prior to making distributions and restrict the subsidiaries from making more than one distribution per quarter or per six-month period. If any of XPLR's subsidiaries is unable to satisfy these tests and covenants or is otherwise in default under such agreements, it would be prohibited from making distributions that could, in turn, affect the amount of cash distributed to XPLR OpCo and by XPLR OpCo to its unitholders. Additionally, certain such agreements require XPLR's projects to establish a number of reserves out of their revenues, including, but not limited to, reserves to service debt and reserves for O&M expenses. These cash reserves will affect the amount of cash distributed by XPLR OpCo, which will affect the amount of cash distributions to XPLR. Also, upon the occurrence of certain events, including, but not limited to, XPLR's subsidiaries’ inability to satisfy distribution conditions for an extended period of time, XPLR's subsidiaries’ revenues may be swept into one or more accounts for the benefit of the lenders under the subsidiaries’ debt agreements and the subsidiaries may be required to prepay indebtedness.

Under certain other financing agreements, noncontrolling Class B investors own membership interests in certain XPLR subsidiaries and receive a portion of the related XPLR subsidiaries’ cash distributions specified in the applicable limited liability company agreements. XPLR has the option (buyout right), subject to certain limitations, to purchase 100% of the noncontrolling Class B membership interests during specified periods. If XPLR does not exercise the buyout rights during the specified periods because of a lack of access to capital on commercially reasonable terms or otherwise, or if XPLR only partially exercises the buyout rights during the specified periods, the portion of the XPLR subsidiaries’ cash distribution allocated to the noncontrolling Class B investors would significantly increase. Any increase in the portion of XPLR subsidiaries’ cash distributions allocated to the noncontrolling Class B investors would reduce the amount of cash distributions allocated to XPLR OpCo and XPLR. Further, XPLR and XPLR OpCo may continue to reserve cash that otherwise would be available for distribution to unitholders for any such buyout or other business purposes in its discretion.

Provisions preventing or reducing XPLR's subsidiaries’ cash distributions and other factors could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's and its subsidiaries’ substantial amount of indebtedness, which may increase, may adversely affect XPLR's ability to operate its business, and its failure to comply with the terms of its subsidiaries' indebtedness or refinance, extend or repay the indebtedness could have a material adverse effect on XPLR's financial condition.

XPLR's and its subsidiaries’ substantial indebtedness, which may increase, could have important consequences. For example,

•failure to comply with the covenants in the agreements governing these obligations could result in an event of default under those agreements, which could be difficult to cure, result in bankruptcy or, with respect to subsidiary debt, result in loss of XPLR OpCo's ownership interest in one or more of its subsidiaries or in some or all of their assets as a result of foreclosure;
•XPLR's and its subsidiaries’ debt service obligations require them to dedicate a substantial portion of their cash flow to pay principal and interest on their debt, thereby reducing, in the case of XPLR's subsidiaries, their cash available for distribution to XPLR OpCo and XPLR ;
•XPLR's and its subsidiaries’ substantial indebtedness could limit XPLR's ability to fund operations of any projects acquired in the future and XPLR's financial flexibility, which could reduce its ability to plan for and react to unexpected opportunities or challenges;
•XPLR's and its subsidiaries’ substantial debt service obligations make XPLR vulnerable to adverse changes in general economic, credit markets, capital markets, industry, competitive conditions and government regulation that could place XPLR at a disadvantage compared to competitors with less debt;
•XPLR's and its subsidiaries’ substantial indebtedness could limit XPLR's ability to obtain financing for working capital, including, but not limited to, collateral postings, capital expenditures, debt service requirements and events of default, as well as development opportunities, acquisitions and general partnership or other purposes; and
•XPLR's and its subsidiaries' failure to repay or refinance debt at or prior to maturity could limit XPLR's ability to obtain financing for working capital.

If XPLR and its subsidiaries, including XPLR OpCo, do not comply with their obligations under their debt instruments, as the debt otherwise becomes due, they may need to refinance all or a part of their indebtedness, which they may not be able to do on similar terms or at all. Increases in interest rates, changes in debt covenants and changes in XPLR's credit ratings and other factors may reduce the amounts that XPLR and its subsidiaries can borrow, reduce XPLR's cash flows, increase the equity investment XPLR may be required to make in any projects XPLR may develop or acquire and increase the amount of equity XPLR may need to issue. If XPLR's subsidiaries are not otherwise able to generate sufficient cash to repay their outstanding indebtedness or are unable to comply with the terms of their indebtedness, XPLR could be required to reduce overhead costs, reduce the scope of its projects, sell some or all of its projects or delay construction of projects XPLR may develop, including repowering renewable energy projects, or acquire, all of which could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR is exposed to risks inherent in its use of interest rate swaps.

Some of XPLR's subsidiaries’ indebtedness accrues interest at variable rates, and some of its subsidiaries use interest rate swaps to try to protect against market volatility. The use of interest rate swaps, however, does not eliminate the possibility of fluctuations in the value of a position or prevent losses if the value of a position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. In addition, to the extent that actively-quoted market prices and pricing information from external sources are not available, the valuation of these contracts involves judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that XPLR does not anticipate, or if a counterparty fails to perform under a contract, it could have a material adverse effect on its business, financial condition, results of operations, liquidity and ability to execute its business plan.
Widespread public health crises and epidemics or pandemics may have material adverse impacts on XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR is subject to the impacts of widespread public health crises, epidemics and pandemics, including, but not limited to, impacts on the global, national or local economy, capital and credit markets, XPLR's customers and suppliers or the services NEER provides to XPLR. The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Actions taken in response to such crises by U.S. federal, state and local government or regulatory agencies may impact XPLR’s ability to access capital and could have a material adverse impact on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Risks Related to XPLR's Relationship with NEE

NEE has influence over XPLR.

Under XPLR’s partnership agreement, the board oversees and directs the operations and policies of XPLR and exercises management oversight over XPLR. At each annual meeting, four of XPLR’s seven directors will be elected by XPLR’s limited partners. The three remaining directors will be appointed by XPLR GP, in its sole discretion. The directors appointed by XPLR GP will be, and one director elected by holders of XPLR’s common units may be, officers or employees of NEE or its affiliates. In addition, NEE holds voting power over certain matters that require XPLR unitholder approval. NEE Management, subject to the terms of the MSA and XPLR's partnership agreement, will designate the officers of XPLR so long as NEE or one of its affiliates is the manager under the MSA.

The attorneys, independent accountants and others who perform services for XPLR will be selected by the board, which may be affiliated with NEE, or its conflicts committee and may perform services for NEE or its affiliates. XPLR may retain separate counsel for itself or the holders of common units in the event of a conflict of interest between NEE and its affiliates, on the one hand, and XPLR or the holders of common units, on the other, depending on the nature of the conflict. XPLR does not intend to do so in most cases.

Under the CSCS agreement, XPLR receives credit support from NEE and its affiliates. XPLR's subsidiaries may default under contracts or become subject to cash sweeps if credit support is terminated, if NEE or its affiliates fail to honor their obligations under credit support arrangements, or if NEE or another credit support provider ceases to satisfy creditworthiness requirements, and XPLR will be required in certain circumstances to reimburse NEE for draws that are made on credit support.

Under the CSCS agreement, guarantees and letters of credit have been provided by NEECH, NEER and other NEE affiliates to counterparties on behalf of XPLR's subsidiaries to satisfy XPLR's subsidiaries’ contractual obligations to provide credit support, including, but not limited to, under PPAs. These NEE affiliates also have provided credit support to lenders to fund reserve accounts. XPLR expects NEECH, NEER and other NEE affiliates, upon XPLR's request and at NEER’s option, to provide credit support on behalf of any projects XPLR may develop, including repowering renewable energy projects, or acquire in the future on similar terms but they are under no obligation to do so. Any failure of XPLR's subsidiaries to maintain acceptable credit support or credit support providers to honor their obligations under their respective credit support arrangements could cause, among other things, events of default to arise under XPLR's subsidiaries’ PPAs and financing agreements. Such events of default could entitle customers to terminate their contracts with XPLR's subsidiaries or could entitle lenders to accelerate indebtedness owed to them, which could result in the insolvency of XPLR's subsidiaries. In addition, if beneficiaries draw on credit support provided by NEECH, NEER and these other NEE affiliates, then XPLR OpCo may be required to reimburse them for the amounts drawn, which could reduce XPLR OpCo’s cash distributions. These events could decrease XPLR's revenues, restrict distributions from its subsidiaries, or result in a sale of or foreclosure on its assets. Further, NEE affiliates may not provide credit support in respect of new projects on the same terms on which they currently provide credit support for XPLR’s existing projects, which may require XPLR to obtain credit support from third parties on less favorable terms and may prevent XPLR from developing, including repowering renewable projects, or acquiring additional projects. All of the foregoing events, including, but not limited to, a failure of XPLR OpCo to have sufficient funds to satisfy its reimbursement obligations, could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

NEER and certain of its affiliates are permitted to borrow funds received by XPLR OpCo or its subsidiaries and is obligated to return these funds only as needed to cover project costs and distributions or as demanded by XPLR OpCo. XPLR's financial condition and ability to execute its business plan is highly dependent on NEER’s performance of its obligations to return all or a portion of these funds.

NEER and certain of its affiliates are permitted to withdraw funds received by XPLR OpCo under the CSCS agreement, or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold them in an account of NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be retained by XPLR's subsidiaries, until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. The failure of NEER to return funds to XPLR's subsidiaries for any reason could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

NEER's right of first refusal may adversely affect XPLR's ability to consummate future sales or to obtain favorable sale terms.

XPLR and XPLR OpCo have entered into a ROFR agreement with NEER granting NEER and its subsidiaries (other than XPLR OpCo and its subsidiaries) a right of first refusal on any proposed sale of any of the XPLR OpCo ROFR assets. The obligations of XPLR OpCo under the ROFR agreement may discourage a third party from pursuing a transaction with XPLR OpCo. Even if such third party is able to acquire the applicable asset, XPLR OpCo’s compliance with its obligations under the ROFR agreement could result in delays and transaction costs, as well as a reduced sales price. In addition, since the number of third parties willing to make an offer for a XPLR OpCo ROFR asset may be limited due to the ROFR agreement, XPLR OpCo may consummate the sale of any XPLR OpCo ROFR asset on less favorable terms, or may not be able to sell such asset, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR GP and its affiliates may have conflicts of interest with XPLR and have limited duties to XPLR and its unitholders.

The board will appoint officers of XPLR (including its chief executive officer) designated by the manager in accordance with the terms of the MSA and XPLR's partnership agreement. As a result, all of XPLR’s executive officers could be officers or employees of NEE or one of its affiliates. XPLR’s partnership agreement provides contractual standards governing the duties of directors and officers, and directors and officers will not have fiduciary duties to XPLR or its unitholders. Conflicts of interest exist and may arise as a result of the relationships between NEE and the directors and officers of XPLR affiliated with NEE, on the one hand, and XPLR and XPLR's limited partners, on the other hand. To the extent any directors or officers of XPLR are also officers or employees of NEE, such directors and officers will have fiduciary and other duties to NEE but not to XPLR, and the interests of NEE and XPLR may be different or in conflict. In resolving such conflicts of interest, the directors and officers of XPLR affiliated with NEE may favor NEE's interests and the interests of NEE's affiliates over the interests of XPLR and its unitholders. These conflicts include the following situations, among others:

•No agreement requires NEE or its affiliates to pursue a business strategy that favors XPLR or uses XPLR's projects or dictates what markets to pursue or grow.
•NEE and its affiliates are not limited in their ability to compete with XPLR, and neither XPLR GP nor its affiliates have any obligation to present business opportunities to XPLR.
•So long as the officers of XPLR are officers or employees of NEE or its affiliates, they will or may also devote significant time to the business of NEE or its affiliates and will or may be compensated by NEE or its affiliates.
•The board may cause XPLR and/or its subsidiaries to borrow funds in order to permit the payment of cash distributions, even if another purpose or effect of the borrowing is to settle payment obligations to NEE.
•XPLR's partnership agreement replaces the fiduciary duties that would otherwise be owed by XPLR GP and the directors and officers of XPLR with contractual standards governing their duties and limits XPLR GP’s and such directors’ and officers' liabilities and the remedies available to XPLR's unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty under applicable Delaware law.
•Except in limited circumstances, the board has the power and authority to conduct XPLR's business without the approval of XPLR GP or XPLR's unitholders.
•Actions taken by the board may affect the amount of cash available to pay distributions to XPLR's unitholders.
•XPLR GP has limited liability regarding XPLR's contractual and other obligations.
•The board controls the exercise of the rights of XPLR against NEE and its affiliates, and the enforcement of the obligations that NEE and its affiliates owe to XPLR.

As a result of the related nature of the management of XPLR and NEE and its affiliates, effectively managing these actual, perceived and potential conflicts may require substantial attention, and there is no assurance that all relevant actual, perceived or potential conflicts will be identified or that such conflicts will be adequately addressed. A decision by XPLR GP or the board to favor its own interests or the interests of NEE over XPLR's interests and the interests of its unitholders could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR GP and its affiliates and the directors and officers of XPLR are not restricted in their ability to compete with XPLR, whose business is subject to certain restrictions.

XPLR’s partnership agreement provides that its general partner is restricted from engaging in any business activities other than acting as XPLR GP and those activities incidental to its ownership of interests in XPLR. Affiliates of XPLR GP, including, but not limited to, NEE and its other subsidiaries, are not prohibited from owning projects or engaging in businesses that compete directly or indirectly with XPLR. NEE currently holds interests in, and may make investments in and purchases of, entities that develop, acquire, own and operate clean energy projects. NEER is under no obligation to make any development or acquisition opportunities available to XPLR. In addition, pursuant to XPLR’s partnership agreement, its subsidiaries generally will not have any power or authority to solicit, review, respond to or otherwise participate in certain activities or lines of business, including the development of wind or solar projects (excluding off-shore wind projects), any natural gas pipeline or utility-scale battery storage projects without the consent of XPLR GP.

Under the terms of XPLR’s partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to XPLR GP and its affiliates, including, but not limited to, NEE or to XPLR's directors or officers. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for XPLR will not have any duty to communicate or offer such opportunity to XPLR. Any such person or entity will not be liable to XPLR or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to XPLR. This may create actual and potential conflicts of interest between XPLR and affiliates of XPLR GP and result in less than favorable treatment of XPLR and holders of its common units. Any of the foregoing could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR may only terminate the MSA under certain limited circumstances.

The MSA provides that XPLR and certain affiliates may terminate the agreement only upon 90 days' prior written notice to NEE Management under certain limited circumstances. The agreement continues until January 1, 2068 and thereafter renews for successive five-year periods unless XPLR OpCo or NEE Management provides written notice to the other that it does not wish for the agreement to be renewed. If NEE Management’s performance does not meet the expectations of investors and XPLR is unable to terminate the MSA, the market price of XPLR's common units could suffer. In addition, even if the MSA is terminated, it may not terminate in respect of provisions relating to all fees payable to NEE Management under that agreement, which could result in NEE or its affiliates receiving payments that could otherwise be used to execute its business plan even though NEE Management would be no longer obligated to provide services to XPLR under the MSA.

If certain agreements with NEE Management or NEER are terminated, XPLR may be unable to contract with a substitute service provider on similar terms.

NEE's affiliates provide, or arrange for the provision of, administrative, O&M and development and construction management services under agreements with NEE Management and NEER, respectively. Any failure by NEE Management or NEER to perform their administrative, O&M and development and construction management services obligations or the failure by XPLR to identify and contract with replacement service providers, if required, could materially impact the successful operation of its projects. Under these agreements, certain NEE employees provide services to XPLR. In many cases, these services are not the primary responsibility of these employees, nor are these employees required to act for XPLR alone. The agreements do not require any specific individuals to be provided by NEE and NEE has the discretion to determine which of its employees perform services required to be provided to XPLR.

NEE Management and NEER have agreed to provide XPLR with management services under the MSA and the management sub-contract, respectively, and XPLR may have independent executive or senior management personnel. Each of the MSA and the management sub-contract, respectively, provides that NEE Management and NEER, respectively, may terminate the applicable agreement upon 180 days’ prior written notice of termination to XPLR if XPLR defaults in the performance or observance of any material term, condition or covenant contained in the agreement in a manner that results in material harm to NEE Management or its affiliates other than XPLR or its subsidiaries, and the default continues unremedied for a period of 90 days after written notice thereof is given to XPLR or upon the happening of certain specified events. If NEE Management terminates the MSA, if NEER terminates the management sub-contract or if either of them defaults in the performance of its obligations under the respective agreement, XPLR may be unable to contract with a substitute service provider on similar terms, and the costs of substituting service providers may be substantial. If XPLR cannot locate a service provider that is able to provide XPLR with substantially similar services as NEE Management and NEER provide under the MSA and the management sub-contract, respectively, on similar terms, it would likely have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's arrangements with NEE limit NEE’s potential liability, and XPLR has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to XPLR than it otherwise would if acting solely for its own account.

Under the MSA, NEE Management and its affiliates do not assume any responsibility other than to provide or arrange for the provision of the services described in the MSA in good faith. Additionally, under the MSA, the liability of NEE Management and its affiliates is limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or recklessness or, in the case of a criminal matter, to action that was known to have been unlawful. XPLR has agreed, and will cause certain affiliates to, indemnify NEE Management and its affiliates and any of their directors, officers, agents, members, partners, stockholders and employees and other representatives of NEE Management and its affiliates to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with XPLR's, XPLR OpCo GP's, XPLR OpCo's and certain affiliates' operations, investments and activities or in respect of or arising from the MSA or the services provided thereunder by NEE Management and its affiliates, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. Additionally, the maximum amount of the aggregate liability of NEE Management or any of its affiliates in providing services under the MSA or otherwise (including, but not limited to, NEER under the management sub-contract), or of any director, officer, employee, contractor, agent, advisor or other representative of NEE Management or any of its affiliates, will be equal to the base management fee previously paid by XPLR in the most recent calendar year under the MSA. These protections may result in NEE Management and its affiliates tolerating greater risks when making decisions than otherwise would be the case, including, but not limited to, when determining whether to use leverage in connection with development opportunities, including repowering renewable projects, and acquisitions. The indemnification arrangements to which NEE Management and its affiliates are a party may also give rise to legal claims for indemnification, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Risks Related to Ownership of XPLR's Units

Disruptions, uncertainty or volatility in the credit and capital markets, and in XPLR's operations, business and financing strategies, may exert downward pressure on the market price of XPLR’s common units.

The market price and trading volume of XPLR’s common units are subject to fluctuations as a result of, among other factors, general credit and capital market conditions, changes in the operations, business and financing strategies of XPLR, its subsidiaries and its affiliates, and in market sentiment regarding these factors. As a result, disruptions, uncertainty or volatility in the credit and capital markets, or in XPLR's operations, business and financing strategies, may, for example, have a material adverse effect on the market price of XPLR’s common units.

XPLR may not make any distributions in the future to its unitholders as a result of the execution of its business plan.

XPLR may not make distributions in the future to its unitholders as a result of the execution of its business plan. XPLR's capital allocation priorities include investments to improve and expand XPLR's existing portfolio and investment opportunities adjacent to its existing clean energy assets. These investments may be highly capital-intensive and, as a result, XPLR may reserve cash which would otherwise be available for distribution to unitholders for these investments, as well as, the satisfaction of its obligations or such other business purposes in its discretion. As a result, XPLR may not pay any distributions in the future to unitholders.

XPLR's ability to execute its business plan depends on the ability of XPLR OpCo's subsidiaries to make cash distributions to XPLR OpCo.

XPLR's cash flow is generated from distributions XPLR receives from XPLR OpCo, which will consist primarily of cash distributions that XPLR OpCo has received from its subsidiaries. The amount of cash that XPLR OpCo’s subsidiaries will be able to distribute to XPLR OpCo each quarter principally depends upon the amount of cash such subsidiaries generate from their operations and investments. XPLR OpCo may not have sufficient available cash each quarter to pay distributions because of reduced operating cash flow, higher expenses, capital requirements or otherwise. The amount of cash available to XPLR OpCo will impact XPLR's ability to execute its business plan.

The amount of cash that XPLR OpCo generates from its operations will fluctuate from quarter to quarter based on such things as the amount of power generated from its projects and the amount of natural gas transported in its pipeline investment, and the prices received therefor; its operating and capital costs; payment of interest and principal amortization, which depends on the amount of its indebtedness and the interest payable thereon; and the ability of XPLR OpCo’s subsidiaries to distribute cash under their respective financing agreements.

In addition, the amount of cash that XPLR OpCo will have available for distribution and to execute XPLR's business plan will depend on factors, some of which are beyond its control, such as:

•the amount of cash reserves established by XPLR OpCo GP for the proper conduct of partnership business, including for the payment of debt and other obligations and capital needs (such as the exercise of buyout rights) as they come due or arise;
•timing and collectability of receivables;
•fluctuations in its working capital needs;
•availability of borrowings under its subsidiaries' credit facility to pay distributions; and
•access to credit or capital markets.

Because of these factors, XPLR OpCo may not have sufficient available cash each quarter to pay a quarterly distribution per common unit or any other amount. Furthermore, the amount of cash available to XPLR OpCo for distribution depends upon the amount of cash reserves established by XPLR OpCo GP and upon XPLR OpCo's cash flow, including, but not limited to, cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, XPLR OpCo may be able to make cash distributions during periods when it records net losses and may not be able to make cash distributions during periods when it records net income, which would limit the amount of distributions to XPLR. The amount of cash available at XPLR OpCo will impact XPLR's ability to execute its business plan.

Holders of XPLR’s units may be subject to voting restrictions.

Under XPLR’s partnership agreement, limited partners are allowed to vote for four of the seven members of the board. Moreover, any person, together with the members of any related group, who beneficially owns 5% or more of the outstanding units will be permitted to vote not more than 5% of such outstanding units in an election or removal of certain directors. Further, if, after giving effect to the 5% limitation, any person, together with the members of any related group, still has the power to cast votes equal to or greater than 10% of the units present and actually voted on any matter (including an election or removal of certain directors), such person will be entitled to direct the voting of only the units held by such person representing not more than 9.99% of the units actually voted on such matter, and any units held by such person equal to 10% or more of such voting power will be voted proportionally with the votes cast by other unitholders on such matter. However, if such person is XPLR's general partner or any of its affiliates, the 9.99% limitation on voting power applies only to the election or removal of certain directors.

XPLR’s partnership agreement replaces the fiduciary duties that XPLR GP and XPLR’s directors and officers might have to holders of its common units with contractual standards governing their duties and the NYSE does not require a publicly traded limited partnership like XPLR to comply with certain of its corporate governance requirements.

XPLR’s partnership agreement contains provisions that eliminate the fiduciary standards to which XPLR GP or any of XPLR’s directors and officers would otherwise be held by state fiduciary duty law and replaces those standards with several different contractual standards.

For example, XPLR’s partnership agreement permits the board to make some decisions in its sole discretion, free of any duties to XPLR or its unitholders other than the implied contractual covenant of good faith and fair dealing (which means that a court will enforce the reasonable expectations of the partners where the language of the XPLR partnership agreement does not provide for a clear course of action). These provisions entitle the board to consider only the interests and factors that the board desires and relieves the board of any duty or obligation to give any consideration to any interest of, or factors affecting, XPLR, its affiliates or XPLR's limited partners.

XPLR’s partnership agreement permits XPLR GP to make a number of decisions in its individual capacity, as opposed to in its capacity as XPLR's general partner, free of any duties to XPLR or its unitholders other than the implied contractual covenant of good faith and fair dealing. These provisions entitle XPLR GP and its affiliates to consider only the interests and factors that they desire and relieve them of any duty or obligation to give any consideration to any interest of, or factors affecting, XPLR, its affiliates or XPLR's limited partners. Examples of decisions that XPLR GP and its affiliates may make in their individual capacities include:

•appointment of three directors of XPLR;
•how to exercise voting rights with respect to the units XPLR GP or its affiliates own in XPLR OpCo and XPLR;
•whether to exchange XPLR OpCo common units owned by NEE Equity for XPLR common units or, with the approval of the conflicts committee, to have XPLR OpCo redeem XPLR OpCo common units owned by NEE Equity for cash; and
•whether to consent to, among other things, XPLR’s participation in certain activities or lines of business, the sale of all or substantially all of the assets of XPLR, any merger, consolidation or conversion of XPLR, dissolution of XPLR or an amendment to XPLR OpCo’s partnership agreement.

Additionally, as XPLR is a publicly traded limited partnership listed on the NYSE, it is not required to have, and it does not currently have, a majority of independent directors on the board and is not required to establish a compensation committee or a nominating and corporate governance committee.

XPLR’s partnership agreement restricts the remedies available to holders of XPLR's common units for actions taken by XPLR’s directors or XPLR GP that might otherwise constitute breaches of fiduciary duties.

XPLR’s partnership agreement contains provisions that restrict the remedies available to its unitholders for actions taken by XPLR’s directors or XPLR GP that might otherwise constitute breaches of fiduciary duties under state law. For example, XPLR’s partnership agreement provides that:

•whenever XPLR GP or the board, or any director or any committee of the board (including, but not limited to, the conflicts committee), makes a determination or takes, or declines to take, any other action in its respective capacity, they are required to act in good faith;
•XPLR GP will not have any liability to XPLR or its unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;
•XPLR GP and its officers and directors and the officers and directors of XPLR will not be liable for monetary damages to XPLR or XPLR's limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining such persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•XPLR GP and its affiliates and XPLR’s directors will not be in breach of their obligations under XPLR’s partnership agreement (including, but not limited to, any duties to XPLR or its unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
•    approved by the conflicts committee of the board, although the board is not obligated to seek such approval;
•    approved by the vote of a majority of the outstanding common units, excluding any common units owned by XPLR GP and its affiliates if the conflict involves XPLR GP or any of its affiliates;
•    determined by the board to be on terms no less favorable to XPLR than those generally being provided to or available from unrelated third parties; or
•    determined by the board to be fair and reasonable to XPLR, taking into account the totality of the relationships among the parties involved, including, but not limited to, other transactions that may be particularly favorable or advantageous to XPLR.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by XPLR GP or the board, or the conflicts committee of the board, must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by XPLR's unitholders or the conflicts committee and the board determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets above, then it will be presumed that, in making its decision, the board acted in good faith, and in any proceeding brought by or on behalf of any limited partner or XPLR challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Certain of XPLR’s actions require the consent of XPLR GP.

Under XPLR’s partnership agreement, XPLR GP's consent is required for certain actions of XPLR, in addition to approval by the board or unitholders, as applicable. Because XPLR GP is indirectly owned by NEE, NEE can cause XPLR GP to exercise certain protective rights. XPLR’s partnership agreement provides that XPLR GP may grant or withhold its consent in its sole discretion. To the extent XPLR GP withholds its consent, XPLR unitholders and the board will be prevented from taking actions which they may consider beneficial to XPLR or its unitholders.

Holders of XPLR's common units currently cannot remove XPLR GP without NEE’s consent and provisions in XPLR's partnership agreement may discourage or delay an acquisition of XPLR that XPLR unitholders may consider favorable.

The vote of the holders of at least 66 2⁄3% of all outstanding common units and special voting units voting together as a single class is required to remove XPLR's general partner. Further, the vote of the holders of at least a majority of all outstanding common units and special voting units voting together as a single class is required to name a new general partner of XPLR. Given XPLR GP and its affiliates current voting power with respect to XPLR’s outstanding units, a vote to remove XPLR’s general partner would currently require NEE’s consent.

In addition, certain provisions in XPLR's partnership agreement, including limitations upon the ability of unitholders to make binding proposals of other business to be considered at annual meetings or to request special meetings, may discourage unitholders from attempting to remove the general partner or otherwise change XPLR's management. These provisions may have the effect of limiting the ability of a third party to acquire control of XPLR that might involve a premium to the market price of XPLR's common units or otherwise be in the unitholders' best interests.

NEE’s interest in XPLR GP and the control of XPLR GP may be transferred to a third party without unitholder consent.

XPLR’s partnership agreement does not restrict the ability of NEE to transfer all or a portion of its ownership interest in XPLR GP to a third party. XPLR’s partnership agreement also does not restrict the ability of XPLR GP to issue equity securities in a public or private transaction. A new owner of all or a portion of an ownership interest in XPLR GP could then be in a position to designate its own representatives to the board.

Reimbursements and fees owed to XPLR GP and its affiliates for services provided to XPLR or on XPLR's behalf will reduce cash distributions from XPLR OpCo and there are no limits on the amount that XPLR OpCo may be required to pay.

Under XPLR OpCo’s partnership agreement, prior to making any distributions on its units, XPLR OpCo will reimburse XPLR GP and its affiliates, including, but not limited to, NEE, for out-of-pocket expenses they incur and payments they make on XPLR's behalf and for certain payments made under credit support arrangements provided by NEER on behalf of XPLR's subsidiaries. XPLR OpCo will also pay certain fees and reimbursements under the MSA and the CSCS agreement prior to making any distributions on its units. The reimbursement of expenses and certain payments made under credit support arrangements and payment of fees, if any, to XPLR GP and its affiliates will reduce the amount of available cash XPLR OpCo has to pay cash distributions to XPLR. Under XPLR OpCo’s partnership agreement, there is no limit on the fees and expense reimbursements XPLR OpCo may be required to pay.

The liability of holders of XPLR's units, which represent limited partnership interests in XPLR, may not be limited if a court finds that unitholder action constitutes control of XPLR's business.

A general partner of a limited partnership generally has unlimited liability for the obligations of the limited partnership except for those contractual obligations of the limited partnership that are expressly made without recourse to the general partner. XPLR is organized under Delaware law and XPLR conducts business in a number of other states. The limitations on the liability of holders of limited partnership interests for the obligations of a limited partnership have not been clearly established in some of the other states in which XPLR does business. A unitholder could be liable for any and all of XPLR's obligations as if the unitholder were a general partner if a court or government agency were to determine that:

•XPLR was conducting business in a state but had not complied with that particular state’s limited partnership statute; or
•the unitholder’s right to act with other unitholders to remove or replace XPLR GP, to approve some amendments to XPLR's partnership agreement or to take other actions under XPLR's partnership agreement constitute “control” of XPLR's business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Delaware law, XPLR may not make a distribution to its unitholders if the distribution would cause XPLR's liabilities to exceed the fair value of its assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distributed amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to the partnership that were known to the transferee at the time of transfer and for those obligations that were unknown if the liabilities could have been determined from XPLR's partnership agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.

The issuance of common units, or other limited partnership interests, or securities convertible into, or settleable with, common units, and any subsequent conversion or settlement, will dilute common unitholders’ ownership in XPLR, will impact the relative voting strength of outstanding XPLR common units and issuance of such securities, or the possibility of issuance of such securities, as well as the resale, or possible resale following conversion or settlement, may result in a decline in the market price for XPLR's common units.

XPLR's partnership agreement does not limit the number of additional limited partnership interests, including, but not limited to, limited partnership interests that rank senior to the common units, which XPLR may issue at any time without the approval of its unitholders.

XPLR has issued and outstanding convertible notes and certain XPLR OpCo subsidiaries have issued and outstanding noncontrolling Class B membership interests in their subsidiaries that may be settled in whole or in part as specified in the related limited liability company agreement, at XPLR's election with XPLR common units, and may issue similar securities in the future. Subject to certain limitations, the convertible notes may be converted by the holders of such notes, with XPLR paying cash up to the aggregate principal amount of the notes being converted. XPLR will have the option to deliver XPLR common units for the remainder, if any, of XPLR's conversion obligation in excess of the aggregate principal amount of the notes being converted. XPLR has the option, subject to certain limitations and extensions, to purchase the noncontrolling Class B membership interests in those XPLR OpCo subsidiaries. If exercised, XPLR has the right to pay all or a portion of the buyout price in XPLR non-voting common units (convertible into XPLR common units) or XPLR common units, as specified in the related limited liability company agreement, issued at the then-current market price of XPLR common units, subject to certain limitations. If holders of the noncontrolling Class B membership interests, convertible notes or any convertible securities issued in the future, were to dispose of a substantial portion of these common units in the public market following such a conversion or settlement, whether in a single transaction or series of transactions, it could adversely affect the market price for XPLR's common units. The holders of the noncontrolling Class B membership interests generally have certain registration rights that would facilitate such dispositions promptly and XPLR cannot guarantee that these holders will not dispose of a substantial portion or all of their common units promptly upon conversion or settlement.

Any issuance of XPLR common units, or other XPLR limited partnership interests, securities convertible into, or settleable with, common units as well as the issuance of XPLR non-voting common units or XPLR common units, as the case may be, upon conversion or settlement, will or may have the following effects:

•an existing common unitholder’s proportionate ownership interest in XPLR may decrease; and
•the relative voting strength of each previously outstanding common unit may be diminished.

In addition, any issuance, or the possibility of issuance, of the securities described in the preceding sentence, as well as the resale, or possibility of resale, of XPLR common units following conversion or settlement may result in a decline in the market price of XPLR common units and could make it more difficult for XPLR to sell XPLR's common units in the future.

Taxation Risks

XPLR's future tax liability may be greater than expected if XPLR does not generate net operating losses (NOLs) sufficient to offset taxable income, if the tax law changes, or if tax authorities challenge certain of XPLR's tax positions.

Even though XPLR is organized as a limited partnership under state law, XPLR is treated as a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal income tax at regular corporate rates on XPLR's net taxable income. XPLR expects to generate NOLs and NOL carryforwards that it can use to offset future taxable income. Further, the IRS or other tax authorities could challenge one or more tax positions XPLR or XPLR OpCo takes, such as the classification of assets under the income tax depreciation rules, the characterization of expenses (including, but not limited to, fees paid to NEE) for income tax purposes, the extent to which sales, use or goods and services tax applies to operations in a particular state or the availability of property tax exemptions with respect to XPLR's projects. Further, any change in tax law may affect XPLR's tax position, including, but not limited to, changes in corporate income tax laws, regulations, policies, guidance, renewable energy tax credits and transferability of renewable energy tax credits, the issuance of guidance related to the qualification for renewable energy tax credits and bonus credits, applicable to XPLR. While XPLR expects that its NOLs and NOL carryforwards will be available to XPLR as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS (in a tax audit or otherwise) or are subject to future limitations as described below, XPLR's ability to realize these benefits may be limited and could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's U.S. federal, state or local tax positions may be challenged by the relevant tax authority. The process and costs, including, but not limited to, potential penalties for nonpayment of disputed amounts, of appealing such challenges, administratively or judicially, regardless of the merits, could be material. A reduction in XPLR's expected NOLs, a limitation on XPLR's ability to use such losses, or other tax attributes, such as tax credits, and future tax audits or a challenge by tax authorities to XPLR's tax positions may result in a material increase in XPLR's estimated future income taxes or other tax liabilities, which would negatively impact the amount of cash available to XPLR and its financial condition.

XPLR's ability to use NOLs to offset future income may be limited.

XPLR's ability to use its NOLs to offset future taxable income could be substantially limited if XPLR’s unitholders that own 5% or more of XPLR’s outstanding common units, as defined under Code Section 382, increase their ownership in XPLR by more than 50 percentage points over a rolling three-year period through, among other things, additional purchases of XPLR's common units and certain types of reorganization transactions. Any NOLs that exceed this limitation may be carried forward and used to offset taxable income for the remainder of the carryforward period (i.e., 20 years from the year in which such NOL was generated for NOLs generated prior to January 1, 2018 and no carryforward limitation for any subsequently generated NOLs). Based on XPLR’s most recent annual assessment, XPLR does not expect the Section 382 limitation to impact its ability to utilize any of its NOLs to offset future taxable income. Additionally, valuation allowances may be needed for deferred tax assets that XPLR estimates are more likely than not to be unusable, based on available evidence at the time the estimate is made. Potential changes in the tax law or in XPLR’s projections could impact XPLR's assessment and valuation allowance estimates, which could have a material adverse impact on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR will not have complete control over XPLR's tax decisions.

XPLR and/or XPLR OpCo may be included in the combined or unitary tax returns of NEE or one or more of its subsidiaries for U.S. state or local income tax purposes. XPLR is a party to a tax sharing arrangement which determines the share of taxes that XPLR will pay to, or receive from, NEE. In addition, by virtue of XPLR's inclusion in NEE’s combined or unitary income tax returns, NEE will effectively control all of XPLR's state and local tax decisions in connection with any combined or unitary income tax returns in which XPLR is included. NEE will have sole authority to respond to and conduct all tax proceedings (including, but not limited to, tax audits) related to XPLR, to file all state and local income tax returns on XPLR's behalf, and to determine the amount of XPLR's liability to, or entitlement to payment from, NEE in connection with any combined or unitary income tax returns in which XPLR is included. This may result in conflicts of interest between NEE and XPLR and could have a material adverse impact on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Distributions to unitholders may be taxable as dividends.

Even though XPLR is organized as a limited partnership under state law, XPLR is treated as a corporation for U.S. federal income tax purposes. Accordingly, if XPLR makes distributions from current or accumulated earnings and profits as computed for U.S. federal income tax purposes, such distributions will generally be taxable to unitholders as ordinary dividend income for U.S. federal income tax purposes. Distributions paid to non-corporate U.S. unitholders will be subject to U.S. federal income tax at preferential rates, provided that certain holding period and other requirements are satisfied. Distributions to unitholders that exceed XPLR's current and accumulated earnings and profits as computed for U.S. federal income tax purposes would constitute a non-taxable return-of-capital distribution to the extent of a unitholder’s basis in its units. In addition, although return-of-capital distributions are generally non-taxable to the extent of a unitholder’s basis in its units, such distributions will reduce the unitholder’s adjusted tax basis in its units, which will result in an increase in the amount of gain (or a decrease in the amount of loss) that will be recognized by the unitholder on a future disposition of XPLR's common units, and to the extent any return-of-capital distribution exceeds a unitholder’s basis, such distributions will be treated as gain on the sale or exchange of the units.

Item 1B.  Unresolved Staff Comments

None

Item 1C.  Cybersecurity

Risk Management and Strategy

Under agreements with NEE Management and NEER, NEE's affiliates provide or arrange for the provision to XPLR of substantially all of XPLR's information technology functions, including those relating to cybersecurity. XPLR's board oversees the provision of these services.

NEE operates a cybersecurity program which, among other objectives, seeks to identify potential unauthorized occurrences on or conducted through the electronic information resources owned or used by NEE (information systems), including those used for the provision of functions to XPLR, that may result in adverse effects on the confidentiality, integrity or availability of its information systems or any information residing on those systems (cybersecurity threats), as well as on its operations, including its provision of services to XPLR. The cybersecurity program includes controls to reduce the risk and potential impact of a cybersecurity incident and to align its processes, controls and implemented technologies with industry standard frameworks and regulations. In addition, outside experts assess NEE’s cybersecurity program capabilities, technology environment and security controls to regularly evaluate effectiveness.

NEE operates a cybersecurity operations center and has cyber threat intelligence capability to identify, monitor, detect and respond to cybersecurity threats, including those related to XPLR, which is led by a cybersecurity incident response team. NEE uses these resources, and leverages third party resources, to identify cybersecurity threats and monitor for anomalies that may result in cybersecurity incidents on its systems, and monitors for impacts to their vendors or suppliers, including those related to XPLR. Assessment of incidents includes, but is not limited to, analysis of the urgency and operational or business impact of an incident and the status and effectiveness of incident defenses. NEE invests in personnel and technologies with the objective of limiting the frequency and impact of cybersecurity incidents. Following documented cybersecurity incident response procedures, the cybersecurity incident response team escalates information about cybersecurity incidents depending on circumstances to oversight committees and personnel charged with managing specific aspects of cybersecurity risk, including, among others, the Cybersecurity and Resiliency Committee, the Cybersecurity Governance Executive Committee and individuals serving as officers and directors of XPLR.

NEE conducts periodic desktop exercises and an annual cybersecurity drill with the participation from time to time of local, state and U.S. federal agencies to test its capability of dealing with a simulated cyberattack. NEE also participates in industry forums and various trade groups, as well as in NERC activities, to learn and apply these incident preparedness learnings to its cybersecurity policies and procedures.

NEE uses third parties to periodically assess the extent to which its cybersecurity risk management protocols align with the U.S. Department of Energy’s Cybersecurity Capability Maturity Model standard. Certain functions within NEE are required to comply with certain regulatory standards that are designed to protect against cybersecurity incidents, including the NERC Critical Infrastructure Protection standards. Further, NEE has a cybersecurity training program and a mock phishing program to educate and train employees on potential cybersecurity risks and on privacy and data protection. Given geopolitical events, NEE continues to take steps to defend against cybersecurity threats to its and XPLR's critical infrastructure, including communications with personnel to ensure heightened awareness of increased cybersecurity threats worldwide.

The cybersecurity capabilities of third-party vendors providing services to NEE or accessing NEE’s systems or data, including those related to XPLR, are evaluated as part of the new vendor establishment process. NEE retains the right to audit vendors for cybersecurity of products and services. Where applicable in NEE’s or XPLR's contracts with third-party vendors accessing their systems or data, standard data security terms and conditions are utilized and minimum amounts of insurance coverage based on the risk of exposure are required.

NEE operates U.S. critical infrastructure for XPLR. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets and there may be such attacks in the future. In addition, the advancement of artificial intelligence has given rise to new security risks. Although there have been no cybersecurity incidents or threats with a material impact on NEE's nor XPLR's business strategy, results of operations, or financial condition, NEE's information technology systems could fail or be breached, and such systems could be inoperable, causing NEE and XPLR to be unable to fulfill critical business operations. The disclosures herein should be reviewed with the risk factors included in Item 1A.

Governance

NEE's vice president and chief information officer, vice president cybersecurity and executive director cybersecurity are responsible for assessing and managing material risks from cybersecurity threats, including, through the MSA, those related to

XPLR. They have careers that represent more than 50 years of combined experience related to the management and protection of technologies. These individuals participate in or receive updates from not only the cybersecurity incident response team but also cybersecurity oversight committees, such as the Cybersecurity and Resiliency Committee and the Cybersecurity Governance Executive Committee. These NEE committees are charged with governing cybersecurity, cyber risks and resilience activities as well as the cyber and physical security policies and programs for NEE and its subsidiaries as well as XPLR.

The XPLR board is responsible for the oversight of risks from cybersecurity threats. XPLR continues to utilize, through the MSA, NEE's cybersecurity program and capabilities. Significant active cybersecurity incidents and threats are communicated to XPLR's board as they occur.

Item 2.  Properties

XPLR and its subsidiaries maintain properties consisting of clean generation projects and, through an equity method investment, natural gas pipeline assets; the principal properties are described in Item 1. Business, which description is incorporated herein by reference.

Character of Ownership

Substantially all of XPLR's generating facilities and XPLR's investment in natural gas pipeline assets are owned by XPLR subsidiaries and are currently subject to NEE Equity's approximately 51.4% noncontrolling limited partner interest in XPLR OpCo. In addition, NEER owns noncontrolling ownership interests in certain XPLR OpCo subsidiaries and third-party investors own noncontrolling interests in certain XPLR OpCo subsidiaries. See Item 1. Certain of the generating facilities and the natural gas pipeline assets are encumbered by liens securing various financings. Additionally, some of the generating facilities and the natural gas pipeline assets occupy or use real property that is not owned by XPLR subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

With regard to environmental proceedings to which a governmental authority is a party, XPLR's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Common Unit Data. XPLR's common units are traded on the NYSE under the symbol "XIFR".

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among XPLR Infrastructure, LP, the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
XPLR Infrastructure, LP
S&P 500
Peer Group**

	12/19	12/20	12/21	12/22	12/23	12/24
XPLR Infrastructure, LP	100.00	132.43	172.18	148.82	69.60	47.07
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group**	100.00	165.77	169.46	138.41	114.40	101.88

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

**Consists of XPLR Infrastructure, LP, Clearway Energy, Inc. and Brookfield Renewable Partners LP.

XPLR's partnership agreement requires it to distribute all of its available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from XPLR OpCo), less the amount of cash reserves established by the board. XPLR currently expects that any cash on hand at the date of determination relating to that quarter would be reserved by the board to provide for the proper conduct of XPLR's business. Cash flow is generated from distributions XPLR receives from XPLR OpCo each quarter. XPLR expects XPLR OpCo to establish cash reserves prior to making distributions, if any, to XPLR to pay costs and expenses of XPLR's subsidiaries, in addition to XPLR's expenses, as well as any debt service requirements, future capital expenditures and to provide for the exercise of the buyout rights relating to noncontrolling Class B members' interest under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party or by which it is bound, or its assets are subject, or otherwise for the proper conduct of XPLR OpCo's business.

XPLR OpCo's partnership agreement requires it to distribute all of its available cash to its unitholders, including XPLR, each quarter. However, XPLR OpCo GP may reserve cash that otherwise would be available for distribution to unitholders, including XPLR, for other business purposes in its discretion. Generally, XPLR OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by XPLR OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects and could fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind and solar resource, maintenance and outage schedules, timing of debt service and other factors. XPLR OpCo currently expects that any cash on hand at the date of determination relating to that quarter would be reserved to pay costs and expenses of XPLR's subsidiaries, in addition to XPLR's expenses, as well as any debt service requirements, future capital expenditures and to provide for the exercise of the buyout rights relating to noncontrolling Class B members' interest under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party or by which it is bound, or its assets are subject, or otherwise for the proper conduct of XPLR OpCo's business.

In January 2025, as part of a strategic repositioning, XPLR's board and XPLR OpCo GP reserved cash for other business purposes as described above and accordingly XPLR suspended distributions to its common unitholders.

As of January 31, 2025, there were 11 holders of record of XPLR's common units.

Incentive Distribution Rights Fee. IDRs represent the right to receive a fee calculated based on the amount of adjusted available cash from operating surplus, as defined in the MSA, that XPLR OpCo would be able to distribute to its common unitholders after specified minimum quarterly and target quarterly distribution levels have been achieved. The right to receive the IDR fee is currently held by NEE Management, but may be assigned, subject to restrictions in the MSA. In May 2023, the MSA was amended to suspend the IDR fee to be paid by XPLR in respect to each calendar quarter beginning with the IDR fee related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. The following discussion does not reflect that the IDR fee has been suspended as described in the preceding sentence and assumes that NEE Management continues to retain the right to receive the IDRs.

Under the MSA, for any quarter in which XPLR OpCo has adjusted available cash at least equal to a base incentive amount (total common units outstanding multiplied by $0.3525, plus approximately $14 million paid to NEE Management quarterly for IDRs) any excess adjusted available cash will be split 75% to XPLR OpCo common unitholders and 25% to NEE Management for IDRs. The IDR fee paid by XPLR is capped at $39.25 million per quarter ($157 million per year) if quarterly distributions to XPLR OpCo unitholders are at or above $0.7625 ($3.05 on an annualized basis) per XPLR OpCo common unit.

If XPLR OpCo's adjusted available cash for any quarter falls below the base incentive amount, the IDRs will be paid using the target quarterly distribution levels below calculated using the number of XPLR OpCo common units outstanding on January 30, 2017, subject to certain adjustments for repurchases, splits and combinations:

	Total Quarterly Distribution per XPLR OpCo Common Unit Target Amount	Marginal Percentage Interest in Adjusted Available Cash
		XPLR OpCo Common Unitholders	NEE Management
Minimum Quarterly Distribution	$0.1875	100%	—%
First Target Quarterly Distribution	Above $0.1875 up to $0.215625	100%	—%
Second Target Quarterly Distribution	Above $0.215625 up to $0.234375	85%	15%
Third Target Quarterly Distribution	Above $0.234375 up to $0.281250	75%	25%
Thereafter	Above $0.281250	50%	50%

During 2023 and 2022, XPLR paid IDR fees of approximately $39 million and $152 million, respectively.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, XPLR was advised that NEE authorized a program to purchase, from time to time, up to $150 million of XPLR's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause XPLR’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2024, 2023 and 2022, there were no purchases under the program. At December 31, 2024, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects and an investment in natural gas pipeline assets. XPLR consolidates the results of XPLR OpCo and its subsidiaries through its controlling interest in the general partner of XPLR OpCo. At December 31, 2024, XPLR owned an approximately 48.6% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in XPLR OpCo. XPLR's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2023 and 2022, XPLR acquired interests in various projects as discussed in Note 3. In January 2023, XPLR completed the sale of a 62 MW wind project located in North Dakota and in December 2023, XPLR sold its Texas pipelines which has been presented as discontinued operations (see Note 2 – Disposal of Wind Project and – Discontinued Operations and Note 4). In 2022, XPLR sold its ownership interests in a pipeline (see Note 2 – Disposal of Pipeline). In January 2025, XPLR announced a strategic repositioning, including suspension of the distribution to its common unitholders and a plan to sell its ownership interest in Meade in the second half of 2025 and the assets underlying XPLR Renewables III, LLC, formerly known as NEP Renewables III, LLC, in 2027.

Results of Operations

	Years Ended December 31,
	2024	2023	2022
	(millions)
OPERATING REVENUES	$1,230	$1,078	$969
OPERATING EXPENSES
Operations and maintenance	504	520	527
Depreciation and amortization	550	521	394
Goodwill impairment charge	575	—	—
Taxes other than income taxes and other – net	73	65	40
Total operating expenses – net	1,702	1,106	961
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	13	—	36
OPERATING INCOME (LOSS)	(459)	(28)	44
OTHER INCOME (DEDUCTIONS)
Interest expense	(170)	(394)	848
Equity in earnings of equity method investees	107	152	177
Equity in earnings of non-economic ownership interests	18	4	56
Other – net	47	9	5
Total other income (deductions) – net	2	(229)	1,086
INCOME (LOSS) BEFORE INCOME TAXES	(457)	(257)	1,130
INCOME TAX EXPENSE (BENEFIT)	(46)	(25)	161
INCOME (LOSS) FROM CONTINUING OPERATIONS	(411)	(232)	969
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $59 million and $10 million, respectively	—	450	152
NET INCOME (LOSS)	(411)	218	1,121
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	388	(18)	(644)
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(23)	$200	$477

2024 Compared to 2023

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under XPLR's PPAs, partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs (see Note 2 – Intangible Assets – PPAs and – Intangible Liabilities – PPAs). Wind and solar resource levels, weather conditions and the performance of XPLR's renewable energy portfolio represent significant factors that could affect XPLR's operating results because these variables impact energy sales. XPLR utilizes the wind production index to determine the impact of wind resource levels. The wind production index represents a measure of the actual wind speeds available for energy production for a stated period relative to long-term average wind speeds. XPLR compares the actual wind speeds observed at each wind facility applied to turbine-specific power curves to produce the estimated MWh production for a stated period to the estimated long-term average wind speeds at each wind facility applied to the same turbine-specific power curves to produce the long-term average MWh production which results in the current period wind production index to determine the impact of wind resource for the stated period. Additionally, any investments to improve and expand XPLR's existing portfolio, including repowering of renewable energy projects, or any investment opportunities in areas adjacent to its existing clean energy assets could impact future revenues.

Operating revenues increased $152 million during the year ended December 31, 2024. The increase primarily reflects higher revenues of approximately $52 million associated with the clean energy projects acquired or placed in service in 2023 (see Note 3), $41 million due to a customer's settlement payment on the early termination of a PPA, $32 million due to favorable wind resource (98% of long-term average wind speeds in 2024 compared to 93% in 2023) and $24 million due to a change in a commodity contract derivative related to favorable mark-to-market activity.

Operating Expenses

Operations and Maintenance
O&M expenses include interconnection costs, labor expenses, equipment servicing costs, land payments, insurance, materials, supplies, shared services and administrative expenses attributable to XPLR's projects, and costs and expenses under the MSA, ASAs and O&M agreements (see Note 15). O&M expenses also include the cost of maintaining and replacing certain parts for the projects in the portfolio to maintain, over the long term, operating income or operating capacity.

O&M expenses decreased $16 million during the year ended December 31, 2024 primarily due to approximately $61 million of lower other corporate expenses primarily relating to the suspension of the IDR fee and absence of costs related to the disposal of the Texas pipelines which occurred in 2023, partly offset by $31 million of higher operating costs and $14 million related to the renewable energy projects acquired in 2023. In May 2023, the MSA was amended to suspend the IDR fee to be paid by XPLR in respect to each calendar quarter beginning with the IDR fee related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. See Item 5 – Incentive Distribution Rights Fee.

O&M expenses related to the existing portfolio are expected to remain relatively stable from year to year. However, XPLR's O&M expenses would likely increase if it acquires new projects.

Depreciation and Amortization
Depreciation and amortization expense reflects costs associated with depreciation and amortization of XPLR's assets, based on depreciable asset lives and consistent depreciation methodologies. For certain of the renewable energy projects, CITCs are recorded as a reduction in property, plant and equipment – net on the consolidated balance sheets and amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. Depreciation and amortization expense also includes a provision for wind and solar facility dismantlement, asset removal costs and accretion related to asset retirement obligations and the amortization of finite-lived intangible assets.

Depreciation and amortization expense increased $29 million during the year ended December 31, 2024 primarily due to depreciation and amortization associated with the clean energy projects acquired or placed in service in 2023.

Goodwill Impairment Charge
The $575 million goodwill impairment charge recognized during the year ended December 31, 2024 reflects the non-cash goodwill impairment charge recognized in December 2024. See Note 7 – Nonrecurring Fair Value Measurements.

Taxes Other than Income Taxes and Other – net
Taxes other than income taxes and other – net increased $8 million during the year ended December 31, 2024 primarily due to the absence of property tax refunds.

Gains on Disposal of Businesses/Assets – net

The $13 million net gains on disposal of businesses/assets recognized during the year ended December 31, 2024 primarily reflects insurance recoveries on three permanently damaged wind turbines.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. Interest expense decreased $224 million during the year ended December 31, 2024 primarily reflecting approximately $268 million of favorable mark-to-market activity ($146 million of gains recorded in 2024 compared to $122 million of losses recorded in 2023), partly offset by $30 million of higher interest expense due to higher interest rates on the average debt outstanding and $15 million relating to projects acquired in 2023. See Note 6 – Financial Statement Impact of Derivative Instruments and Note 13.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $45 million for the year ended December 31, 2024 primarily due to an impairment charge of approximately $49 million ($43 million after tax) related to the investment in Meade recorded in December 2024 (see Note 7 – Nonrecurring Fair Value Measurements), partly offset by favorable mark-to-market activity on interest rate contracts in 2024.

Equity in Earnings of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests increased $14 million for the year ended December 31, 2024 primarily reflecting debt payoff in 2024.

Other – net
During the year ended December 31, 2024, the change in other – net primarily reflects interest income of approximately $36 million from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 4 and Note 15).

Income Tax Expense (Benefit)

XPLR recognizes in income its applicable ownership share of income taxes due to the disregarded tax status of substantially all of the projects under XPLR OpCo. Net income or loss attributable to noncontrolling interests includes minimal income taxes.

For the year ended December 31, 2024, XPLR recorded income tax benefit of $46 million on loss from continuing operations before income taxes of $457 million, resulting in an effective tax rate of approximately 10%. The tax benefit is primarily comprised of federal tax benefits of approximately $96 million at the U.S. federal statutory rate of 21% and $32 million of renewable energy tax credits, partly offset by tax expense of $82 million related to tax attributable to noncontrolling interests. See Note 8.

For the year ended December 31, 2023, XPLR recorded income tax benefit of $25 million on loss from continuing operations before income taxes of $257 million, resulting in an effective tax rate of approximately 10%. The tax benefit is primarily comprised of federal tax benefits of approximately $54 million at the U.S. federal statutory rate of 21% and $28 million of renewable energy tax credits, partly offset by tax expense of $54 million related to tax attributable to noncontrolling interests. See Note 8.

Income from Discontinued Operations

Income from discontinued operations for the year ended December 31, 2023 reflects the gain recognized on the sale of the Texas pipelines of approximately $375 million ($329 million after tax) as well as the operations of the Texas pipelines prior to the sale in December 2023. See Note 4.

Net Loss (Income) Attributable to Noncontrolling Interests

During the years ended December 31, 2024 and 2023, net loss (income) attributable to noncontrolling interests primarily reflects the net income or loss attributable to NEE Equity's noncontrolling interest in XPLR OpCo, a non-affiliated party's interest in Star Moon Holdings, LLC, the loss allocated to differential membership interest investors, the income allocated to Class B noncontrolling membership interests and NEER's noncontrolling ownership interests in Silver State South Solar, LLC, Sunlight Renewables Holdings, LLC and Emerald Breeze Holdings, LLC. During the year ended December 31, 2023, net income attributable to noncontrolling interests also reflects the net income or loss attributable to a non-affiliated party's interest in one of the Texas pipelines which was sold in December 2023 (see Note 4).

During the year ended December 31, 2024, the change in net loss (income) attributable to noncontrolling interests primarily reflects lower net income allocation of approximately $299 million to NEE Equity's noncontrolling interest in 2024 compared to 2023, higher net loss allocation of $69 million to differential membership interest investors resulting from higher renewable energy tax credits due to favorable wind resource, a higher net loss allocation of $20 million to differential membership interest investors resulting from the renewable energy projects acquired in 2023 and $25 million of lower net income allocation to Class B noncontrolling interest investors primarily due to buyouts in 2023. See Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests..

2023 Compared to 2022

The comparison of the results of operations for the years ended December 31, 2023 and 2022 is included in Management's Discussion in XPLR's Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

XPLR’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 15, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 13 and Note 6) and distributions to the holders of noncontrolling interests. XPLR expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, XPLR expects to consider additional repowering opportunities at its existing projects and other investment opportunities, and to exercise buyout rights relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests). The investment, development and buyout opportunities are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and divestitures, and may be funded with issuances of additional XPLR common units, including under its ATM program. XPLR may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests). In addition, XPLR expects to fund debt maturities through refinancing. XPLR may, but does not expect to, issue common units to satisfy XPLR's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion (see Note 13).

These sources of funds are expected to be adequate to provide for XPLR's short-term and long-term liquidity and capital needs, although its ability to fund repowering of existing projects, fund battery storage and other investment opportunities, fund the purchase price payable in connection with the exercise of buyout rights, refinance debt maturities and return capital to common unitholders will depend on its ability to access capital on acceptable terms.

As a normal part of its business, depending on market conditions, XPLR expects from time to time to consider opportunities to repay, redeem, repurchase or refinance its indebtedness or equity arrangements. If available, additional debt financing, including refinancing, could impose operating restrictions, additional cash payment obligations and additional covenants, such as limitations on distributions to common unitholders.

XPLR OpCo has agreed to allow NEER or one of its affiliates to withdraw funds received by XPLR OpCo or its subsidiaries and to hold those funds in accounts of NEER or one of its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries, until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs. XPLR OpCo will have a claim for any funds that NEER fails to return:

•    when required by its subsidiaries’ financings;
•    when its subsidiaries’ financings otherwise permit distributions to be made to XPLR OpCo;
•    when funds are required to be returned to XPLR OpCo; or
•    when otherwise demanded by XPLR OpCo.

In addition, NEER and certain of its affiliates may withdraw funds in connection with certain long-term debt agreements and hold those funds in accounts belonging to NEER or its affiliates and provide credit support in the amount of such withdrawn funds. If NEER fails to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER in the amount of such withdrawn funds.

If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo.

Liquidity Position

At December 31, 2024, XPLR's liquidity position was approximately $2,530 million. The table below provides the components of XPLR’s liquidity position:

	December 31, 2024	Maturity Date
	(millions)
Cash and cash equivalents	$283
Amounts due under the CSCS agreement	127
Revolving credit facility(a)	2,500	2029
Less borrowings(b)	(330)
Less issued letters of credit	(50)
Total	$2,530
____________________
(a)    At December 31, 2024, approximately $50 million had a maturity date in 2025 and an additional $90 million had a maturity date in 2028. In February 2025, $50 million of the available capacity matured which reduced the available balance to $2,450 million.
(b)    At December 31, 2024, approximately $7 million had a maturity date in February 2025, which amount was subsequently funded by the remaining participating lenders, and an additional $13 million had a maturity date in 2028.

Management believes that XPLR's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures, distributions to the holders of noncontrolling interests and liquidity commitments. Management continues to regularly monitor XPLR's financing needs consistent with prudent balance sheet management.

Financing Arrangements

As of February 21, 2025, XPLR OpCo and its direct subsidiary are parties to a $2,450 million revolving credit facility (XPLR OpCo credit facility) substantially all of which matures in February 2029. During 2024, $330 million was drawn under the XPLR OpCo credit facility and at December 31, 2024 this same amount was outstanding. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility as well as to avoid default and related acceleration provisions, XPLR OpCo and its direct subsidiary are required to, among other things, be in compliance with financial covenants of a maximum leverage ratio and a minimum interest coverage ratio, as defined in the XPLR OpCo credit facility. At December 31, 2024, XPLR and its direct subsidiary were in compliance with these required ratios. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. For a discussion of the XPLR OpCo credit facility, see Note 13.

During 2023, XPLR OpCo issued $750 million in aggregate principal amount of 7.25% senior unsecured notes due in 2029 and, in connection with projects acquired, an indirect subsidiary of XPLR borrowed approximately $330 million under a senior secured limited-recourse variable rate term loan facility maturing in 2028. Also during 2023, an indirect subsidiary of XPLR borrowed approximately $237 million under a revolving credit facility and in December 2023, as part of the sale of the Texas pipelines, $437 million outstanding under the credit agreement was paid off which included a $200 million term loan. See Note 13.

During 2022, XPLR issued $500 million in aggregate principal amount of 2.50% convertible senior notes due in 2026. See Note 13.

XPLR OpCo and certain indirect subsidiaries are also subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of XPLR's financings provide for interest payable at a fixed interest rate. However, certain of XPLR's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At December 31, 2024, XPLR and its subsidiaries were in compliance with all financial debt covenants under their financings.

Equity Arrangements

Certain XPLR OpCo subsidiaries have issued and sold noncontrolling Class B membership interests in their subsidiaries. XPLR has buyout rights, subject to certain limitations and/or extensions, under which XPLR has the right to pay a portion of the buyout price with respect to the noncontrolling Class B membership interests in XPLR non-voting common units or XPLR common units, as specified in the related limited liability company agreement. The noncontrolling Class B investors receive a specified allocation of the related subsidiaries' distributable cash, which would increase if certain minimum buyout rights are not exercised prior to specified deadlines. While XPLR has the right to exercise the buyout right to purchase the noncontrolling Class B membership interests during a specified period of time as set forth in the related limited liability company agreement and may exercise the buyout right by paying cash, XPLR may exercise, or begin to exercise if exercisable only in part, the buyout right on or at the beginning of the buyout period, and the buyout price may consist of the maximum percentage of XPLR non-voting common units or XPLR common units, as specified in the related limited liability company agreement. See Note 14 – Class B Noncontrolling Interests.

In 2024, XPLR paid aggregate consideration of approximately $187 million in cash for the buyout of 15% of the originally issued Class B noncontrolling membership interests in XPLR Renewables II, LLC, formerly known as NEP Renewables II, LLC, and $67 million in cash for the buyout of 25% of the originally issued Class B noncontrolling membership interests in XPLR Infrastructure Pipelines, LLC, formerly known as NextEra Energy Partners Pipelines, LLC. In 2023, XPLR paid aggregate consideration of approximately $792 million in cash for the buyout of all of the Class B noncontrolling membership interests in South Texas Midstream, LLC and $180 million in cash for the buyout of 15% of the originally issued Class B noncontrolling membership interests in XPLR Renewables II, LLC. See Note 14 – Class B Noncontrolling Interests.

XPLR has an at-the-market equity issuance program (ATM program), which was renewed in 2023, pursuant to which XPLR may issue, from time to time, up to $500 million of its common units. During 2024, XPLR did not issue any common units under the ATM program. During 2023 and 2022, XPLR issued approximately 5.1 million common units and 1.8 million common units under the ATM program for gross proceeds of approximately $316 million and $145 million, respectively. As of December 31, 2024, XPLR may issue up to approximately $337 million in additional common units under the ATM program. See Note 14 – ATM Program.

During 2023 and 2022, XPLR issued approximately 1.7 million XPLR common units and 0.8 million XPLR common units, respectively, upon NEE Equity's exchange of XPLR OpCo common units on a one-for-one basis.

In July 2024, XPLR filed a shelf registration statement with the SEC for an unspecified amount of securities, which became effective upon filing. The amount of securities issuable by XPLR is established from time to time by the board. Securities that may be issued under the registration statement include common units, preferred units, warrants, rights, debt securities, equity purchase contracts and equity purchase units.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including development and construction expenditures that are expected to increase XPLR OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2024 and 2023, XPLR had capital expenditures, excluding the purchase prices of acquired projects, of approximately $241 million and $1,269 million, respectively. The 2024 capital expenditures primarily relate to wind turbine repowering. The 2023 capital expenditures primarily relate to the assets acquired from NEER in December 2022 which were acquired under construction or had recently been placed in service (see Note 3). Such expenditures were reimbursed by NEER as contemplated in the acquisition. Estimates of planned capital expenditures, including those relating to expected repowering of existing projects, are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Distributions to Unitholders

XPLR's partnership agreement requires it to distribute all of its available cash quarterly. Generally, available cash is all cash on hand at the date of determination relating to that quarter (including any expected distributions from XPLR OpCo), less the amount of cash reserves established by the board. XPLR currently expects that any cash on hand at the date of determination relating to that quarter would be reserved by the board to provide for the proper conduct of XPLR's business. Cash flow is generated from distributions XPLR receives from XPLR OpCo each quarter. XPLR expects XPLR OpCo to establish cash reserves prior to making distributions, if any, to XPLR to pay costs and expenses of XPLR's subsidiaries, in addition to XPLR's expenses, as well as any debt service requirements, future capital expenditures and to provide for the exercise of the buyout rights relating to noncontrolling Class B members' interest under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party or by which it is bound, or its assets are subject, or otherwise for the proper conduct of XPLR OpCo's business.

XPLR OpCo's partnership agreement requires it to distribute all of its available cash to its unitholders, including XPLR, each quarter. However, XPLR OpCo GP may reserve cash that otherwise would be available for distribution to unitholders, including XPLR, for other business purposes in its discretion. Generally, XPLR OpCo's available cash is all cash on hand at the date of determination relating to that quarter, plus any funds borrowed, less the amount of cash reserves established by XPLR OpCo GP. The majority of such available cash is expected to be derived from the operations of the projects and could fluctuate from quarter to quarter, and in some cases significantly, as a result of the performance of the projects, seasonality, fluctuating wind and solar resource, maintenance and outage schedules, timing of debt service and other factors. XPLR OpCo currently expects that any cash on hand at the date of determination relating to that quarter would be reserved to pay costs and expenses of XPLR's subsidiaries, in addition to XPLR's expenses, as well as any debt service requirements, future capital expenditures and to provide for the exercise of the buyout rights relating to noncontrolling Class B members' interest under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party or by which it is bound, or its assets are subject, or otherwise for the proper conduct of XPLR OpCo's business.

In January 2025, as part of a strategic repositioning, XPLR's board and XPLR OpCo GP reserved cash for other business purposes as described above and accordingly XPLR suspended distributions to its common unitholders.

During 2024 and 2023, XPLR distributed approximately $335 million and $309 million, respectively, to its common unitholders.

Credit Ratings

XPLR’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. At February 21, 2025, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to XPLR:

	Moody's(a)	S&P(a)	Fitch(a)
XPLR corporate credit rating(b)	Ba1	BB	BB+
_________________________
(a)    A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.
(b)    The outlook indicated by each of Moody's and Fitch is stable. The outlook indicated by S&P is negative.

Cash Flows

The following table reflects the cash flows for the comparative periods:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Net cash provided by operating activities	$800	$731	$776
Net cash provided by (used in) investing activities	$1,236	$(194)	$(1,194)
Net cash provided by (used in) financing activities	$(2,002)	$(527)	$551

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities in 2024 compared to 2023 was primarily driven by the timing of transactions impacting working capital, higher resource, lower O&M expenses primarily due to the suspension of the IDR fee which is recorded in O&M and higher operating cash flows associated with the renewable energy projects acquired in 2023, partly offset by the loss of cash flows from the Texas pipelines.

Net Cash Provided by (Used) in Investing Activities

	Years Ended December 31,
	2024	2023	2022
	(millions)
Acquisitions of membership interests in subsidiaries – net	$—	$(661)	$(989)
Capital expenditures and other investments	(241)	(1,269)	(1,351)
Proceeds from sale of a business	—	1,885	204
Payments from (to) related parties under CSCS agreement – net	1,384	(1,213)	(240)
Distributions from equity method investee	—	—	15
Reimbursements from related parties for capital expenditures	66	1,063	1,161
Other – net	27	1	6
Net cash provided by (used in) investing activities	$1,236	$(194)	$(1,194)

The change in net cash provided by (used in) investing activities in 2024 compared to 2023 was primarily driven by higher payments from NEER subsidiaries (net of amounts paid) under the CSCS agreement and the absence of payments to acquire membership interests in subsidiaries, partly offset by the absence of proceeds from the sale of the Texas pipelines.

Net Cash Provided by (Used in) Financing Activities

	Years Ended December 31,
	2024	2023	2022
	(millions)
Proceeds from issuance of common units – net	$3	$315	$147
Issuances (retirements) of long-term debt – net	(991)	839	(39)
Partner contributions (distributions) – net	(753)	(741)	(634)
Proceeds related to differential membership interests – net	98	20	202
Proceeds (payments) related to Class B noncontrolling interests – net	(92)	31	952
Buyout of Class B noncontrolling interest investors	(254)	(972)	—
Debt issuance costs	(2)	(12)	(17)
Capped call transactions	—	—	(31)
Other – net	(11)	(7)	(29)
Net cash provided by (used in) financing activities	$(2,002)	$(527)	$551

The change in net cash provided by (used in) financing activities in 2024 compared to 2023 primarily reflects retirement of long-term debt in 2024 compared to issuances of long-term debt in 2023 and lower proceeds related to the issuance of common units, partly offset by lower payments to buy out Class B noncontrolling interest investors.

The comparison of the cash flows for the years ended December 31, 2023 and 2022 are included in Management's Discussion in XPLR's Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

Critical accounting estimates are those that XPLR believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the critical accounting estimates may result in materially different amounts being reported under different conditions or using different assumptions. XPLR's significant accounting policies, including those requiring critical accounting estimates, are described in Note 2 to the consolidated financial statements, which were prepared under generally accepted accounting principles in the U.S. Further details regarding XPLR's critical accounting estimates are as follows:

Income Taxes

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating XPLR's ability to recover its deferred tax assets individually by entity and by taxing jurisdiction, XPLR considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, XPLR begins with historical results and incorporates assumptions including the amount of future state, U.S. federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates XPLR is using to manage the underlying businesses.

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

XPLR recognizes tax liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from XPLR's current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

See Note 8.

Impairment of Long-Lived Assets

XPLR evaluates long-lived assets, including finite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Carrying Value of Equity Method Investments

XPLR evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired.

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

An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Assessment of whether an investment is other-than-temporarily impaired involves, among other factors, consideration of the length of time that the fair value is below the carrying value, current expected performance relative to the expected performance when the investment was initially made, performance relative to peers, industry performance relative to the economy, credit rating, regulatory actions and legal and permitting challenges. If management is unable to reasonably assert that an impairment is temporary or believes that there will not be full recovery of the carrying value of its investment, then the impairment is considered to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses, if any, would be recorded in equity in earnings of equity method investees in XPLR’s consolidated statements of income (loss). See Note 7 – Nonrecurring Fair Value Measurements regarding an impairment loss on one of XPLR's equity method investments.

Purchase Accounting

Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed and, for business acquisitions, in determining the allocation of goodwill to a reporting unit. These estimates may be affected by factors such as changing market conditions, technological advances in the energy industry or changes in regulations governing that industry. Other key inputs that require judgment include discount rates, comparable market transactions, estimated useful lives and probability of future transactions. The most significant assumptions requiring the most judgment involve identifying and estimating the fair value of intangible assets and property, plant and equipment and the associated useful lives for establishing amortization periods. To finalize purchase accounting for significant transactions, XPLR may utilize the services of independent valuation specialists to assist in the determination of the fair value of acquired intangible assets and property, plant and equipment. For business acquisitions, the allocation of the purchase price may be modified up to one year from the date of the acquisition if new information is obtained about the fair value of assets acquired and liabilities assumed. See Note 3.

Goodwill

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of net assets acquired. For goodwill, an assessment for impairment is performed annually or whenever an event indicating impairment may have occurred. XPLR completes the annual impairment test for goodwill using an assessment date of October 1. Goodwill is reviewed for impairment by comparing the carrying value of a reporting unit’s net assets, including allocated goodwill, to the estimated fair value of a reporting unit. XPLR estimates the fair value of a reporting unit using a combination of the income and market approaches. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, future operating margins, the weighted average cost of capital, and future market conditions, among others. If a reporting unit’s carrying value is greater than its fair value, a second step is performed whereby the implied fair value of goodwill is estimated by allocating the fair value of a reporting unit in a hypothetical purchase price allocation analysis. A goodwill impairment charge would be recognized for the amount by which the carrying value of goodwill exceeds its reassessed fair value. XPLR performed its annual goodwill impairment test at October 1, 2024 and determined, based on the results, that no goodwill impairment charge was required at that time. During the preparation of XPLR's December 31, 2024 financial statements, XPLR concluded that an event indicating impairment may have occurred and therefore performed a goodwill impairment test. See Note 7 – Nonrecurring Fair Value Measurements regarding impairment of goodwill.

Discontinued Operations

Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from the board, commits to a plan to sell and a sale is expected to be completed within one year. A disposal group that meets held for sale criteria and also represents a strategic shift that will have a major effect on the entity's operations and financial results is reflected as discontinued operations in the statements of income and prior periods are recast to reflect the earnings or losses from such business as income from discontinued operations, net of tax expense. See Note 4.

Quantitative and Qualitative Disclosures About Market Risk

XPLR is exposed to market risks in its normal business activities. Market risk is measured as the potential loss that may result from hypothetical reasonably possible market changes associated with its business over the next year. The types of market risks include interest rate and counterparty credit risks.

Interest Rate Risk

XPLR is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. XPLR manages interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements (see Note 6).

XPLR has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2024, approximately 92% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At December 31, 2024, the estimated fair value of XPLR's long-term debt was approximately $5.2 billion and the carrying value of the long-term debt was $5.3 billion. See Note 7 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of XPLR's long-term debt would increase by approximately $40 million at December 31, 2024.

At December 31, 2024, XPLR had interest rate contracts with a net notional amount of approximately $5.5 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, XPLR’s net derivative assets at December 31, 2024 would decrease by approximately $118 million.

Counterparty Credit Risk

Risks surrounding counterparty performance and credit risk could ultimately impact the amount and timing of expected cash flows. Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties under the terms of their contractual obligations. XPLR monitors and manages credit risk through credit policies that include a credit approval process and the use of credit mitigation measures such as prepayment arrangements in certain circumstances. XPLR also seeks to mitigate counterparty risk by having a diversified portfolio of counterparties.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item. 8  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

XPLR Infrastructure, LP's (XPLR) management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, we, along with all other members of management, maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived. In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of XPLR and its subsidiaries are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements. In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties. Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The system of internal accounting control is supported by written policies and guidelines, the selection and training of qualified employees, an organizational structure that provides an appropriate division of responsibility and a program of internal auditing. XPLR's written policies include a Code of Business Conduct & Ethics that states management's policy on conflicts of interest and ethical conduct. Compliance with the Code of Business Conduct & Ethics is confirmed annually by key personnel.

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

Management assessed the effectiveness of XPLR's internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that XPLR's internal control over financial reporting was effective as of December 31, 2024.

XPLR's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on XPLR's consolidated financial statements and an opinion on XPLR's internal control over financial reporting. Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions. These reports appear on the following pages.

S. ALAN LIU	JESSICA GEOFFROY
S. Alan Liu President and Chief Executive Officer XPLR Infrastructure, LP	Jessica Geoffroy Chief Financial Officer XPLR Infrastructure, LP

JAMES M. MAY
James M. May Controller XPLR Infrastructure, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of XPLR Infrastructure, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of XPLR Infrastructure, LP and subsidiaries (XPLR) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, XPLR maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of XPLR and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

XPLR’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on XPLR's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to XPLR in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of XPLR Infrastructure, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XPLR Infrastructure, LP and subsidiaries (XPLR) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of XPLR as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), XPLR’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025 expressed an unqualified opinion on XPLR’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of XPLR’s management. Our responsibility is to express an opinion on XPLR's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to XPLR in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment — Refer to Note 7 to the consolidated financial statements

Critical Audit Matter Description

As discussed in Note 7 to the financial statements, XPLR concluded that a triggering event occurred and it was more likely than not that the fair value of its reporting unit was less than its carrying value as a result of the significant decline in trading price of XPLR's common units during the fourth quarter of 2024. XPLR estimates the fair value of its reporting unit using a combination of (i) an income approach consisting of a discounted cash flow analysis to estimate fair value for noncontrolling interests, including Class B membership interests and differential membership interests, (ii) a market approach derived from the observable trading price of its common units at December 31, 2024 of $17.80 to estimate fair value for (a) its common units and (b) noncontrolling interests related to NextEra Energy Equity Partners, LP's interest in XPLR OpCo, and (iii) an estimated control premium for the reporting unit and determined that the fair value of its reporting unit was less than its carrying value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. As a result of its quantitative analysis, XPLR recognized a goodwill impairment charge which is reflected in its consolidated statement of income.

Given the significant judgments made by management to estimate the fair value of the reporting unit, performing audit procedures to evaluate the inputs and subjective judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We tested the effectiveness of management’s controls over its goodwill impairment evaluation, including management’s review of a third‐party specialist’s valuation report and management’s controls over disclosure of the impairment charge.

•We evaluated the competency of the third-party specialist engaged by management to perform the valuations.

•We reviewed the third-party valuation report.

•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical operating information and underlying contractual agreements.

•With the assistance of our valuation specialists, we evaluated the reasonableness of (1) management's valuation methodology, (2) the discount rates, including testing the source information underlying the determination of the discount rates, and developing a range of independent estimates and comparing those to the discount rates selected by management, and (3) the control premium used in management's valuation.

•We evaluated XPLR’s disclosures related to the impairment, including the charge recorded and significant assumptions used.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 21, 2025

We have served as XPLR's auditor since 2014.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)

	Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES(a)	$1,230	$1,078	$969
OPERATING EXPENSES
Operations and maintenance(b)	504	520	527
Depreciation and amortization	550	521	394
Goodwill impairment charge	575	—	—
Taxes other than income taxes and other – net	73	65	40
Total operating expenses – net	1,702	1,106	961
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	13	—	36
OPERATING INCOME (LOSS)	(459)	(28)	44
OTHER INCOME (DEDUCTIONS)
Interest expense	(170)	(394)	848
Equity in earnings of equity method investees	107	152	177
Equity in earnings of non-economic ownership interests	18	4	56
Other – net	47	9	5
Total other income (deductions) – net	2	(229)	1,086
INCOME (LOSS) BEFORE INCOME TAXES	(457)	(257)	1,130
INCOME TAX EXPENSE (BENEFIT)	(46)	(25)	161
INCOME (LOSS) FROM CONTINUING OPERATIONS	(411)	(232)	969
INCOME FROM DISCONTINUED OPERATIONS, net of tax expense of $59 million and $10 million, respectively	—	450	152
NET INCOME (LOSS)	(411)	218	1,121
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	388	(18)	(644)
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(23)	$200	$477

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$(0.25)	$0.34	$5.24
From discontinued operations	—	1.84	0.38
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$(0.25)	$2.18	$5.62
____________________
(a)    Includes related party revenues of approximately $17 million, $(12) million and $2 million for 2024, 2023 and 2022, respectively. Includes pipeline service revenue of approximately $3 million for 2022 related to the pipeline sold in 2022 (see Note 2 – Disposal of Pipeline).
(b)    Includes operations and maintenance (O&M) expenses related to clean energy projects of approximately $473 million, $430 million and $342 million for 2024, 2023 and 2022, respectively. Includes O&M expenses related to the pipeline sold in 2022 of $1 million for 2022 (see Note 2 – Disposal of Pipeline). Total O&M expenses presented includes related party amounts of approximately $160 million, $133 million and $230 million for 2024, 2023 and 2022, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$(411)	$218	$1,121
OTHER COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income related to equity method investee (net of $0 tax expense, $0 tax expense and $0 tax expense, respectively)	1	2	2
Total other comprehensive income, net of tax	1	2	2
COMPREHENSIVE INCOME (LOSS)	(410)	220	1,123
Comprehensive loss (income) attributable to noncontrolling interests	388	(20)	(645)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(22)	$200	$478

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$283	$274
Accounts receivable	105	114
Other receivables	86	64
Due from related parties	148	1,575
Inventory	108	82
Other	130	107
Total current assets	860	2,216
Other assets:
Property, plant and equipment – net	14,555	14,837
Intangible assets – PPAs – net	1,817	1,987
Goodwill	253	833
Investments in equity method investees	1,784	1,853
Other	1,023	785
Total other assets	19,432	20,295
TOTAL ASSETS	$20,292	$22,511
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65	$72
Due to related parties	159	87
Current portion of long-term debt	705	1,348
Accrued interest	46	38
Accrued property taxes	32	43
Other	80	83
Total current liabilities	1,087	1,671
Other liabilities and deferred credits:
Long-term debt	4,609	4,941
Asset retirement obligations	366	331
Due to related parties	43	53
Intangible liabilities – PPAs – net	1,121	1,210
Other	200	248
Total other liabilities and deferred credits	6,339	6,783
TOTAL LIABILITIES	7,426	8,454
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (93.5 and 93.4 units issued and outstanding, respectively)	3,221	3,576
Accumulated other comprehensive loss	(6)	(7)
Noncontrolling interests	9,651	10,488
TOTAL EQUITY	12,866	14,057
TOTAL LIABILITIES AND EQUITY	$20,292	$22,511

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(411)	$218	$1,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	550	553	430
Intangible amortization – PPAs	82	82	143
Change in value of derivative contracts	(91)	284	(1,034)
Deferred income taxes	1	34	171
Equity in earnings of equity method investees, net of distributions received	73	32	3
Equity in earnings of non-economic ownership interests, net of distributions received	3	(4)	(50)
Gains on disposal of businesses/assets – net	(13)	(375)	(36)
Goodwill impairment charge	575	—	—
Other – net	17	20	10
Changes in operating assets and liabilities:
Current assets	(17)	(34)	(43)
Noncurrent assets	(13)	(81)	(2)
Current liabilities	45	(14)	63
Noncurrent liabilities	(1)	16	—
Net cash provided by operating activities	800	731	776
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of membership interests in subsidiaries – net	—	(661)	(989)
Capital expenditures and other investments	(241)	(1,269)	(1,351)
Proceeds from sale of a business	—	1,885	204
Payments from (to) related parties under CSCS agreement – net	1,384	(1,213)	(240)
Distributions from equity method investee	—	—	15
Reimbursements from related parties for capital expenditures	66	1,063	1,161
Other – net	27	1	6
Net cash provided by (used in) investing activities	1,236	(194)	(1,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	315	147
Issuances of long-term debt, including premiums and discounts	354	2,362	1,505
Retirements of long-term debt	(1,345)	(1,523)	(1,544)
Debt issuance costs	(2)	(12)	(17)
Capped call transaction	—	—	(31)
Partner contributions	63	—	2
Partner distributions	(816)	(741)	(636)
Proceeds on sale of Class B noncontrolling interests – net	—	177	1,115
Payments to Class B noncontrolling interest investors	(92)	(146)	(163)
Buyout of Class B noncontrolling interest investors	(254)	(972)	—
Proceeds on sale of differential membership interests	—	92	101
Proceeds from differential membership investors	173	153	137
Payments to differential membership investors	(75)	(225)	(36)
Change in amounts due to related parties	(1)	(2)	(18)
Other – net	(10)	(5)	(11)
Net cash provided by (used in) financing activities	(2,002)	(527)	551
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	34	10	133
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	294	284	151
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$328	$294	$284
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$193	$250	$154
Cash received for income taxes – net	$(47)	$(1)	$—
Change in noncash investments in non-economic ownership interests – net	$216	$(9)	$(1)
Accrued property additions	$72	$77	$846

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Common Units
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2021	83.9	$2,985	$(8)	$7,861	$10,838	$321
Issuance of common units – net(a)(b)	2.6	179	—	—	179	—
Acquisition of subsidiaries with differential membership interests and noncontrolling ownership interests	—	—	—	2,012	2,012	—
Capped call transaction	—	(31)	—	—	(31)	—
Related party note receivable	—	—	—	2	2	—
Net income	—	477	—	635	1,112	9
Other comprehensive income	—	—	1	1	2	—
Distributions, primarily to related parties	—	—	—	(382)	(382)	—
Changes in non-economic ownership interests	—	—	—	1	1	—
Sale of differential membership interest	—	—	—	—	—	101
Other differential membership investment activity	—	(21)	—	264	243	(330)
Sale of Class B noncontrolling interests – net	—	(3)	—	1,115	1,112	—
Payments to Class B noncontrolling interest investors	—	—	—	(163)	(163)	—
Distributions to unitholders(c)	—	(254)	—	—	(254)	—
Balances, December 31, 2022	86.5	3,332	(7)	11,346	14,671	101
Issuance of common units – net(a)(b)	6.9	367	—	—	367	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Acquisition of subsidiary with noncontrolling ownership interest	—	—	—	72	72	—
Net income	—	200	—	14	214	4
Other comprehensive income	—	—	1	1	2	—
Distributions, primarily to related parties	—	—	—	(432)	(432)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	315	315	(105)
Sale of Class B noncontrolling interests – net	—	(1)	—	177	176	—
Payments to Class B noncontrolling interest investors	—	—	—	(146)	(146)	—
Distributions to unitholders(c)	—	(309)	—	—	(309)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(972)	(972)	—
Sale of subsidiary with noncontrolling ownership interest	—	—	—	(80)	(80)	—
Other – net	—	(13)	(1)	17	3	—
Balances, December 31, 2023	93.4	3,576	(7)	10,488	14,057	—
Issuance of common units – net	0.1	3	—	—	3	—
Net income (loss)	—	(23)	—	(388)	(411)	—
Other comprehensive income	—	—	1	—	1	—
Related party note receivable	—	—	—	5	5	—
Related party contributions	—	—	—	58	58	—
Distributions, primarily to related parties	—	—	—	(481)	(481)	—
Changes in non-economic ownership interests	—	—	—	216	216	—
Other differential membership investment activity	—	—	—	98	98	—
Payments to Class B noncontrolling interest investors	—	—	—	(92)	(92)	—
Distributions to unitholders(c)	—	(335)	—	—	(335)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(254)	(254)	—
Other – net	—	—	—	1	1	—
Balances, December 31, 2024	93.5	$3,221	$(6)	$9,651	$12,866	$—
____________________________
(a)    See Note 14 – ATM Program for further discussion. Includes deferred tax impact of approximately $30 million and $18 million in 2023 and 2022, respectively.
(b)    In 2023 and 2022, includes NEE Equity's exchange of XPLR OpCo common units for XPLR common units and includes deferred tax impact of approximately $20 million and $14 million, respectively. See Note 14 – Common Unit Issuances.
(c)    Distributions per common unit were $3.5950, $3.3765 and $2.9900 for the years ended December 31, 2024, 2023 and 2022, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

1. Organization and Nature of Business

XPLR Infrastructure, LP (XPLR), formerly known as NextEra Energy Partners, LP, was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly owned subsidiary of NextEra Energy, Inc. (NEE), a Florida corporation.

On July 1, 2014, XPLR completed its initial public offering (IPO). XPLR used the proceeds from the IPO to purchase common units of XPLR Infrastructure Operating Partners, LP (XPLR OpCo), formerly known as NextEra Energy Operating Partners, LP, from NextEra Energy Equity Partners, LP (NEE Equity), a Delaware limited partnership and an indirect wholly owned subsidiary of NEE, and to purchase XPLR OpCo common units from XPLR OpCo.

XPLR OpCo is a limited partnership with a general partner and limited partners. XPLR consolidates the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At December 31, 2024, XPLR owned an approximately 48.6% limited partner interest in XPLR OpCo's common units (limited partner interest in XPLR OpCo) and NEE Equity owned a noncontrolling 51.4% limited partner interest in XPLR OpCo.

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects acquired from NextEra Energy Resources, LLC (NEER) or from third parties, as well as an investment in natural gas pipeline assets located in Pennsylvania acquired from third parties. In December 2023, XPLR sold its interests in natural gas pipeline assets located in Texas (Texas pipelines) (see Note 4). In January 2025, XPLR announced a strategic repositioning and XPLR's board and XPLR Infrastructure Operating Partners GP, LLC, formerly known as NextEra Energy Operating Partners GP, LLC (XPLR OpCo GP) reserved cash for other business purposes and accordingly, XPLR suspended distributions to its common unitholders.

2. Summary of Significant Accounting and Reporting Policies

Basis of Presentation – XPLR’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.), or GAAP. The consolidated financial statements include XPLR’s accounts and operations and those of its subsidiaries in which XPLR has a controlling interest.

All intercompany transactions have been eliminated in consolidation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Revenue Recognition – Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements (PPA) and, in 2023 and 2022 also from natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs, or natural gas transportation services are performed. See Note 5.

Income Taxes – XPLR recognizes in income its applicable ownership share of U.S. income taxes due to the disregarded tax status of substantially all of the projects under XPLR OpCo. XPLR is allocated its taxable income (loss) pursuant to the limited partnership agreement of XPLR OpCo (XPLR OpCo LP Agreement), for U.S. federal income tax purposes. Additionally, pursuant to the XPLR OpCo LP Agreement, XPLR OpCo GP, with the consent of NEE Equity, may allocate to NEE Equity, as holder of the Class P units, some or all of the current or future year taxable income or gain resulting from certain transactions for U.S. federal income tax purposes which would impact XPLR's deferred taxes and would not impact XPLR's total tax expense in the period the allocation is made. In any taxable period that begins at least five years after the taxable period for which any such allocation of taxable income or gain is made to NEE Equity, NEE Equity may approve the allocation of offsetting losses and deductions to NEE Equity with respect to such income or gain allocation as specified in the XPLR OpCo LP Agreement.

Equity – Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. XPLR Infrastructure Partners GP, Inc., formerly known as NextEra Energy Partners GP, Inc., has a total equity interest in XPLR of $10,000 at December 31, 2024 and 2023.

Limited partners' equity in common units at December 31, 2024 and 2023 reflects the investment of XPLR common unitholders, changes to net income attributable to XPLR, distributions of available cash to common unitholders and other contributions from or distributions to XPLR common unitholders. Accumulated other comprehensive loss at December 31, 2024 and 2023 reflects other comprehensive income (loss) attributable to XPLR.

Noncontrolling Interests – Noncontrolling interests represent the portions of net assets in consolidated entities that are not owned by XPLR and are reported as a component of equity on XPLR’s consolidated balance sheets. At December 31, 2024, noncontrolling interests on XPLR's consolidated balance sheets primarily reflect NEE Equity's approximately 51.4% noncontrolling interest in XPLR OpCo, a non-affiliated party's 50% noncontrolling interest in Star Moon Holdings, LLC (Star Moon

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Holdings), NEER's 50% noncontrolling ownership interest in Silver State South Solar, LLC (Silver State), NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) and NEER's 51% noncontrolling interest in Emerald Breeze Holdings, LLC (Emerald Breeze) (see Note 3), the interests related to differential membership interests discussed below and the Class B noncontrolling membership interests discussed below. See Note 4 for noncontrolling interests related to discontinued operations.

Certain indirect subsidiaries of XPLR have sold noncontrolling Class B membership interests in entities that have ownership interests in 39 wind projects and eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility (differential membership interests) to third-party investors. Although the third-party investors own equity interests in the wind, solar and battery storage projects, XPLR retains a controlling interest in the entities as of December 31, 2024 and therefore presents the differential membership interests as noncontrolling interests. XPLR, through O&M and administrative services agreements (ASAs) with subsidiaries of NEER, operates and manages the wind, solar and battery storage projects, and consolidates the entities that directly and indirectly own the wind, solar and battery storage projects. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to XPLR. XPLR has the right to call the third-party interests at specified amounts if and when the flip date occurs. See Note 11.

Subsidiaries of XPLR have sold Class B noncontrolling membership interests in XPLR Renewables II, LLC, formerly known as NEP Renewables II, LLC (XPLR Renewables II), XPLR Infrastructure Pipelines, LLC, formerly known as NextEra Energy Partners Pipelines, LLC (XPLR Pipelines), South Texas Midstream, LLC (STX Midstream), Genesis Solar Holdings, LLC (Genesis Holdings), XPLR Renewables III, LLC, formerly known as NEP Renewables III, LLC (XPLR Renewables III) and XPLR Renewables IV, LLC, formerly known as NEP Renewables IV, LLC (XPLR Renewables IV) (collectively, Class B noncontrolling membership interests). In 2024, XPLR exercised its buyout right for 15% of the originally issued Class B noncontrolling membership interests in XPLR Renewables II which brought the total buyout to date to 30% of the originally issued Class B membership interests. Also in 2024, XPLR exercised its buyout right for 25% of the originally issued Class B noncontrolling membership interests in XPLR Pipelines. In 2023, XPLR exercised its buyout right for all of the Class B noncontrolling membership interests in STX Midstream and 15% of the originally issued Class B noncontrolling membership interests in XPLR Renewables II. See Note 14 – Class B Noncontrolling Interests. The XPLR subsidiaries selling the Class B noncontrolling membership interests retain controlling interests in the related entities as of December 31, 2024 and therefore XPLR presents the Class B noncontrolling membership interests as noncontrolling interests.

For the differential membership interests and Class B noncontrolling membership interests, XPLR has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each investment but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interests reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third party, in hypothetical liquidation, would achieve its targeted return, XPLR attributes the additional hypothetical proceeds to the differential membership interests based on the call price.

For the noncontrolling interests, other than the differential membership interests and the Class B noncontrolling membership interests, net income (loss) is allocated based on the respective ownership percentages. The impact of the net income (loss) attributable to the Class B noncontrolling membership interests and the differential membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to XPLR based on their respective ownership percentage of XPLR OpCo. Distributions related to the noncontrolling interests, other than the differential membership interests and Class B noncontrolling membership interests, are reflected as partner distributions in XPLR's consolidated statements of cash flows.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details of the activity in noncontrolling interests for the years ended December 31, 2024, 2023 and 2022 are below:

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2021	$3,783	$3,150	$(38)	$966	$7,861
Sale of Class B noncontrolling interests – net	1,115	—	—	—	1,115
Acquisition of subsidiaries with differential membership interests	—	1,494	—	—	1,494
Acquisition of subsidiaries with noncontrolling interests	—	—	518	—	518
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	296	(573)	788	124	635
Other comprehensive income	—	—	1	—	1
Distributions, primarily to related parties	—	—	(346)	(36)	(382)
Changes in non-economic ownership interests	—	—	—	1	1
Differential membership investment contributions, net of distributions	—	101	—	—	101
Payments to Class B noncontrolling interest investors	(163)	—	—	—	(163)
Reclassification of redeemable noncontrolling interests	—	330	—	—	330
Reclassification to current other liabilities(b)	—	(142)	(25)	—	(167)
Other – net	—	(1)	(9)	10	—
Balances, December 31, 2022	5,031	4,359	891	1,065	11,346
Sale of Class B noncontrolling interests – net	177	—	—	—	177
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Acquisition of subsidiary with noncontrolling interest	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	333	(696)	303	74	14
Other comprehensive income	—	—	1	—	1
Distributions, primarily to related parties	—	—	(391)	(41)	(432)
Changes in non-economic ownership interests	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	118	—	—	118
Payments to Class B noncontrolling interest investors	(146)	—	—	—	(146)
Sale of differential membership interest	—	92	—	—	92
Reclassification of redeemable noncontrolling interests	—	105	—	—	105
Buyout of Class B noncontrolling interest investors	(972)	—	—	—	(972)
Sale of subsidiary with noncontrolling interest	—	—	—	(80)	(80)
Other – net	(6)	—	23	—	17
Balances, December 31, 2023	4,417	4,143	899	1,029	10,488
Related party note receivable	—	—	5	—	5
Net income (loss) attributable to noncontrolling interests	308	(783)	4	83	(388)
Related party contributions	—	—	58	—	58
Distributions, primarily to related parties	—	—	(422)	(59)	(481)
Changes in non-economic ownership interests	—	—	—	216	216
Differential membership investment contributions, net of distributions and buyouts	—	98	—	—	98
Payments to Class B noncontrolling interest investors	(92)	—	—	—	(92)
Buyout of Class B noncontrolling interest investors	(254)	—	—	—	(254)
Other – net	(3)	(1)	5	—	1
Balances, December 31, 2024	$4,376	$3,457	$549	$1,269	$9,651
___________________________
(a)    Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interest in each of Silver State, Sunlight Renewables Holdings and Emerald Breeze.
(b)    In December 2022, XPLR entered into agreements to acquire certain differential membership interests, which resulted in the reclassification of the remaining noncontrolling interests to current other liabilities.

Redeemable Noncontrolling Interests – In connection with an acquisition in December 2021 from NEER, XPLR recorded redeemable noncontrolling interests of approximately $321 million relating to certain contingencies whereby XPLR may have been obligated to either redeem interests of third-party investors in certain projects or return proceeds to third-party investors in

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
certain projects. As the contingencies were resolved during 2022, XPLR reclassified the recorded amounts to noncontrolling interests.

Subsequent to the acquisition in December 2022 from NEER (see Note 3), XPLR recorded redeemable noncontrolling interests of approximately $101 million relating to certain contingencies whereby XPLR may have been obligated to reacquire all or a portion of the third-party investor's interests in an under construction project. As the contingencies were resolved during 2023, XPLR reclassified approximately $105 million of redeemable noncontrolling interests to noncontrolling interests.

Property, Plant and Equipment – Property, plant and equipment consists primarily of development, engineering and construction costs for the clean energy assets, equipment, land, substations and transmission lines. Property, plant and equipment, excluding land and perpetual rights-of-way, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to 39 years, commencing on the date the assets are placed in service or acquired (see Note 9). Maintenance and repairs of property, plant and equipment are charged to O&M expense as incurred.

Property, plant and equipment – net on XPLR's consolidated balance sheets includes construction work in progress which reflects construction materials, other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the development and construction of the various projects. Upon commencement of plant operations, costs associated with construction work in progress are transferred to the appropriate category in property, plant and equipment – net.

The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits) for certain renewable energy property. Convertible investment tax credits (CITCs) are recorded as a reduction in property, plant and equipment – net on XPLR's consolidated balance sheets and are amortized as a reduction to depreciation expense over the estimated life of the related property. At December 31, 2024 and 2023, CITCs, net of amortization, were approximately $408 million and $431 million, respectively.

Cash and Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. XPLR primarily holds such investments in money market funds.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on XPLR's consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2024 and 2023.

Restricted Cash – At December 31, 2024 and 2023, XPLR had approximately $45 million and $20 million, respectively, of restricted cash included in current other assets on XPLR's consolidated balance sheets. Restricted cash at December 31, 2024 and 2023 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk – Financial instruments which potentially subject XPLR to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs. The majority of XPLR's counterparties are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on XPLR’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2024 have been collected.

During 2024, XPLR derived approximately 15% and 15% of its consolidated revenue from its contracts with Pacific Gas and Electric Company and Southern California Edison Company, respectively.

Inventories – Spare parts inventories are carried at the lower of weighted-average cost and net realizable value.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets – Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2024 and 2023, no impairment adjustments were necessary.

Purchase Accounting – For projects acquired, XPLR allocates the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Goodwill acquired in connection with business acquisitions represents

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the excess of consideration over the fair value of net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and evaluating the fair value of liabilities assumed. See Note 3.

Goodwill – Goodwill is assessed for impairment annually or whenever an event indicating impairment may have occurred. See Note 7 – Nonrecurring Fair Value Measurements for discussion of goodwill impairment. XPLR will continue to monitor its goodwill carrying value for future impairments.

Intangible Assets – PPAs – At December 31, 2024 and 2023, XPLR's consolidated balance sheets reflect intangible assets – PPAs – net related to acquisitions and will be amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs, which approximates the period giving rise to the value. At December 31, 2024 and 2023, accumulated amortization related to the intangible assets – PPAs was approximately $789 million and $617 million, respectively. Amortization expense for intangible assets – PPAs was approximately $169 million, $163 million and $160 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is expected to be approximately $168 million in each of the years 2025 through 2029.

Intangible Liabilities – PPAs – At December 31, 2024 and 2023, XPLR's consolidated balance sheets reflect intangible liabilities – PPAs – net related to acquisitions and will be amortized into operating revenues on a straight-line basis over the remaining contract terms of the PPAs, which approximates the period giving rise to the value. At December 31, 2024 and 2023, accumulated amortization related to the intangible liabilities – PPAs was approximately $186 million and $97 million, respectively. Amortization expense for intangible liabilities – PPAs was approximately $87 million, $82 million and $17 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is expected to be approximately $87 million in each of the years 2025 through 2029.

Discontinued Operations – Generally, a long-lived asset to be sold is classified as held for sale in the period in which management, with approval from XPLR's Board of Directors, commits to a plan to sell and sale is expected to be completed within one year. A disposal group that meets held for sale criteria and also represents a strategic shift that will have a major effect on the entity's operations and financial results is reflected as discontinued operations in the statements of income and prior periods are recast to reflect the earnings or losses from such business as income from discontinued operations, net of tax expense. See Note 4.

Derivative Instruments and Hedging Activities – Derivative instruments, when required to be marked to market, are recorded on XPLR’s consolidated balance sheets as either an asset or a liability measured at fair value. See Note 6.

Fair Value Measurements – XPLR uses several different valuation techniques to measure the fair value of assets and liabilities relying primarily on the market approach of using prices and other market information for identical or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. XPLR’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the fair value measurement of its assets and liabilities and the placement of those assets and liabilities within the fair value hierarchy levels. See Note 6.

Long-term Debt Costs – XPLR recognizes interest expense using the effective interest method over the life of the related debt. Certain of XPLR’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other liabilities on XPLR’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. XPLR did not incur debt issuance costs during the year ended December 31, 2024. XPLR incurred approximately $10 million of debt issuance costs during the year ended December 31, 2023. The amortization of debt issuance costs totaled approximately $15 million, $17 million and $13 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in interest expense in XPLR’s consolidated statements of income (loss). See Note 13.

Asset Retirement Obligations – Asset retirement obligations are those for which a legal obligation exists under laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing or method of settlement may be conditioned on a future event.

XPLR accounts for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in XPLR’s consolidated statements of income (loss). Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the ARO and asset retirement cost, or income when the asset

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
retirement cost is depleted.

XPLR recorded accretion expense of approximately $17 million, $15 million and $12 million in the years ended December 31, 2024, 2023 and 2022, respectively. Additional AROs were established amounting to approximately $19 million in the year ended December 31, 2023 related to the acquisition in that period (see Note 3). Additionally, XPLR recorded additional AROs of approximately $18 million in 2024 and a reduction of AROs of $6 million in 2023, respectively, for revisions in estimated cash flows due to revised cost estimates.

Investments in Unconsolidated Entities – XPLR accounts for the investments in its unconsolidated entities under the equity method. XPLR’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings of equity method investees and equity in earnings of non-economic ownership interests in XPLR's consolidated statements of income (loss). XPLR records losses of the unconsolidated entities only to the extent of its investment unless there is an obligation to provide further financial support for the investee. All equity in earnings of the non-economic ownership interests is allocated to net loss (income) attributable to noncontrolling interests. See Note 10 and Note 11. XPLR evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired (OTTI). An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are OTTI are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings of equity method investees in XPLR’s consolidated statements of income (loss). See Note 7 – Nonrecurring Fair Value Measurements.

Variable Interest Entities (VIEs) – An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. XPLR evaluates whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 11.

Leases – XPLR determines if an arrangement is a lease at inception. XPLR recognizes a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. XPLR has elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for substantially all classes of underlying assets except for purchase power agreements. ROU assets are included primarily in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on XPLR's consolidated balance sheets. Operating lease expense is included in O&M expense, interest and amortization expense associated with finance leases are included in interest expense and depreciation and amortization expense, respectively, and rental income associated with operating leases and interest income associated with sales-type leases are included in operating revenues in XPLR’s consolidated statements of income (loss). See Note 12.

Segment Information – Effective January 1, 2024, XPLR adopted an accounting standards update that provides guidance on segment reporting and requires additional disclosures related to significant segment expenses and increases the frequency of segment reporting to interim periods (updated segment standard). XPLR adopted the updated segment standard using the full retrospective approach.

XPLR’s single reportable segment, through its ownership interest in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets and an investment in natural gas pipeline assets. XPLR’s reportable segment derives revenues primarily from various non-affiliated parties under long-term PPAs. See Note 5 for information regarding XPLR's operating revenues. The accounting policies of XPLR’s reportable segment are the same as those described above.

XPLR’s chief operating decision maker (CODM) is XPLR's chief executive officer. The CODM makes key operating decisions and evaluates XPLR's reportable segment results, including net income attributable to XPLR for financial planning, analysis of performance and resource allocation. XPLR's significant segment expenses include operations and maintenance, depreciation and amortization, interest expense and income tax expense (benefit) which are reflected in XPLR's consolidated statements of income (loss). XPLR's other segment items include goodwill impairment charge, gains on disposal of businesses/assets – net, taxes other than income taxes and other, equity in earnings of equity method investees, equity in earnings of non-economic ownership interests and other – net, and in 2023 and 2022 also include income from discontinued operations, which are reflected in XPLR's consolidated statements of income (loss).

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
XPLR's additional segment information is as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Capital expenditures and other investments	$241	$1,269	$1,351
Property, plant and equipment – net	$14,555	$14,837	$14,191
Total assets	$20,292	$22,511	$23,052
Investments in equity method investees	$1,784	$1,853	$1,875

Disposal of Wind Project – In January 2023, a subsidiary of XPLR completed the sale of a 62 megawatt (MW) wind project located in Barnes County, North Dakota for approximately $50 million. Approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of noncontrolling Class B membership interests in XPLR Renewables II (see Note 14 – Class B Noncontrolling Interests).

Disposal of Pipeline – In 2022, subsidiaries of XPLR sold all of their ownership interests in an approximately 156-mile, 16-inch pipeline that transports natural gas in Texas to a third party for total consideration of approximately $203 million. Approximately $70 million of the cash proceeds from the sale were distributed to the third-party owner of noncontrolling Class B membership interests in STX Midstream (see Note 14 – Class B Noncontrolling Interests). In connection with the sale, XPLR recorded a gain of approximately $20 million ($18 million after tax) in the second quarter of 2022 and $10 million ($9 million after tax) in the third quarter of 2022 upon resolution of a contingency.

3. Acquisitions

In June 2023, an indirect subsidiary of XPLR acquired from indirect subsidiaries of NEER ownership interests in a portfolio of wind and solar generation facilities with a combined generating capacity totaling approximately 688 MW (2023 acquisition) for cash consideration of approximately $566 million, plus working capital of $32 million and the assumption of the portfolio’s existing debt and related interest rate swaps of approximately $141 million at time of closing. The acquired portfolio also included noncontrolling interests related to differential membership investors of approximately $165 million at time of closing. The acquisition included the following assets:

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

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the final amounts recognized by XPLR for the estimated fair value of assets acquired and liabilities assumed in the 2023 acquisition:

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

XPLR incurred approximately $3 million in acquisition-related costs during the year ended December 31, 2023 which are reflected as operations and maintenance in the consolidated statements of income (loss).

The amounts of revenues, operating income, net loss and net income attributable to XPLR included in XPLR's consolidated statement of income related to the 2023 acquisition for the period after closing through December 31, 2023 are as follows:

(millions)
Revenues	$39
Operating income	$10
Net loss	$(7)
Net income attributable to XPLR	$4

In September 2022, an indirect subsidiary of XPLR acquired from NEER interests in Sunlight Renewables Holdings which represent an indirect 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW. The purchase price for the asset acquisition consisted of cash consideration of approximately $191 million, plus working capital and other adjustments of $2 million. The purchase price was allocated primarily to property, plant and equipment – net of approximately $435 million and noncontrolling interests of $242 million, including $147 million relating to differential membership interests, based on the fair value of assets acquired and liabilities assumed. NEER operates the battery storage facility under O&M and ASAs (see Note 15).

In December 2022, an indirect subsidiary of XPLR (the purchaser) completed the acquisition of ownership interests (December 2022 acquisition) in a portfolio of wind and solar-plus-storage generation facilities from subsidiaries of NEER (the seller) consisting of the following:

•100% of the Class A membership interests in Emerald Breeze, representing a 49% controlling ownership interest, which indirectly owns:
•Great Prairie Wind, an approximately 1,029 MW wind generation facility in Texas and Oklahoma.
•Appaloosa Run Wind, an approximately 172 MW wind generation facility in Texas.
•Yellow Pine Solar, a 125 MW solar generation and 65 MW battery storage facility in Nevada (Yellow Pine).

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

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
achievement of commercial operations, Eight Point Wind (Eight Point), an approximately 111 MW wind generation facility in New York, was transferred to Emerald Breeze.

The purchase price included total consideration of approximately $805 million, plus working capital and other adjustments of approximately $4 million and XPLR's share of the portfolio’s existing noncontrolling interests related to differential membership investors of approximately $1.4 billion at the time of closing. In March 2023, XPLR sold differential membership interests in Eight Point to third-party investors for proceeds of approximately $92 million.

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

In connection with the December 2022 asset acquisition, XPLR recorded the following balances:

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
(d)    See Note 15 – Related Party Long-Term Debt.

Supplemental Unaudited Pro forma Results of Operations

XPLR’s pro forma results of operations in the combined entity had the 2023 acquisition been completed on January 1, 2022 are as follows:

	Years Ended December 31,
	2023	2022
	(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$1,120	$1,051
Pro forma operating income (loss)	$(9)	$82
Pro forma net income	$223	$1,151
Pro forma net income attributable to XPLR	$211	$497
The unaudited pro forma consolidated results of operations include adjustments to:

•reflect the historical results of the business acquired had the 2023 acquisition been completed on January 1, 2022 assuming consistent operating performance over all periods;
•reflect the estimated depreciation and amortization expense based on the estimated fair value of property, plant and equipment – net, intangible assets – PPAs and intangible liabilities – PPAs;
•reflect assumed interest expense related to funding the acquisition; and
•reflect related income tax effects.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been completed on January 1, 2022 or the future results of the consolidated operations.

4. Discontinued Operations

In December 2023, a subsidiary of XPLR completed the sale of its ownership interests in the Texas pipelines. XPLR received total cash consideration of approximately $1.8 billion. XPLR used a portion of the proceeds from the sale to pay off the South Texas Midstream Holdings, LLC outstanding debt of approximately $437 million. XPLR recognized a gain on disposal of the Texas pipelines of approximately $375 million ($329 million after tax), which is reflected in income from discontinued operations in its consolidated statement of income for the year ended December 31, 2023. XPLR incurred approximately $15 million in disposal-related costs during the year ended December 31, 2023 which are reflected as operations and maintenance in the consolidated statement of income.

XPLR's results of operations for the Texas pipelines are presented as income from discontinued operations on its consolidated statements of income (loss) for the years ended December 31, 2023 and 2022.

The table below presents the financial results of the Texas pipelines included in income from discontinued operations:

	Years Ended December 31,
	2023	2022
	(millions)
OPERATING REVENUES(a)	$224	$242
OPERATING EXPENSES
Operations and maintenance(b)	30	44
Depreciation and amortization	32	36
Taxes other than income taxes and other – net	8	9
Total operating expenses – net	70	89
GAIN ON DISPOSAL OF A BUSINESS	375	—
OPERATING INCOME	529	153
OTHER INCOME (DEDUCTIONS)
Interest expense	(22)	5
Equity in earnings of equity method investees	2	6
Other – net	—	(2)
Total other income (deductions) – net	(20)	9
INCOME BEFORE INCOME TAXES	509	162
INCOME TAXES	59	10
INCOME FROM DISCONTINUED OPERATIONS(c)	$450	$152
____________________
(a)    Represents service revenues earned under gas transportation agreements. Includes related party revenues of approximately $32 million and $23 million for 2023 and 2022, respectively. Includes revenues attributable to foreign countries related to XPLR's contract with a Mexican counterparty of approximately $144 million and $155 million for 2023 and 2022, respectively.
(b)    Includes related party amounts of approximately $12 million and $33 million for 2023 and 2022, respectively.
(c)    Includes net income attributable to noncontrolling interests of approximately $281 million and $120 million for 2023 and 2022, respectively, which includes a noncontrolling interest related to a non-affiliated party's 10% interest in one of the Texas pipelines. Income tax expense attributable to noncontrolling interests for both periods are less than $1 million.

XPLR has elected not to separately disclose discontinued operations on its consolidated statements of cash flows. Long-lived assets are not depreciated or amortized once they are classified as held for sale. The table below presents cash flows from discontinued operations for major captions on the consolidated statements of cash flows related to the Texas pipelines:

	Years Ended December 31,
	2023	2022
	(millions)
Depreciation and amortization	$32	$36
Change in value of derivative contracts	$14	$(14)
Deferred income taxes	$59	$10
Gain on disposal of a business	$375	$—
Capital expenditures and other investments	$(137)	$(33)

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. XPLR's operating revenues are generated primarily from various non-affiliated parties under PPAs and, in 2023 and 2022, natural gas transportation agreements (see Note 4 regarding sale of the Texas pipelines). XPLR's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services were performed. XPLR believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by XPLR. In addition, XPLR believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. XPLR’s operating revenues for the years ended December 31, 2024, 2023 and 2022 are revenue from contracts with customers for energy sales of approximately $1,155 million, $1,059 million and $941 million, respectively. XPLR’s operating revenues for the years ended December 31, 2023 and 2022 include revenue from contracts with customers for natural gas transportation services, substantially all of which is included in income from discontinued operations, of $222 million and $241 million, respectively. XPLR's accounts receivable are primarily associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of XPLR's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

XPLR recognizes revenues as energy and any related renewable energy attributes are delivered or, in 2023 and 2022 as natural gas transportation services were performed, consistent with the amounts billed to customers based on rates stipulated in the respective agreements. XPLR considers the amount billed to represent the value of energy delivered or services provided to the customer. XPLR’s customers typically receive bills monthly with payment due within 30 days.

Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2051, will vary based on the volume of energy delivered. At December 31, 2024, XPLR expects to record approximately $159 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

6. Derivative Instruments and Hedging Activity

XPLR uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. XPLR records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. XPLR does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in XPLR's consolidated statements of income (loss). At December 31, 2024 and 2023, the net notional amounts of the interest rate contracts were approximately $5.5 billion and $3.1 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in XPLR's consolidated statements of income (loss). At December 31, 2024 and 2023, XPLR had derivative commodity contracts for power with net notional volumes of approximately 2.7 million MW hours and 4.6 million MW hours, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in XPLR's consolidated statements of cash flows.

Fair Value Measurement of Derivative Instruments – The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or other observable inputs (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. XPLR uses different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or similar assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. Certain financial instruments may be valued using multiple inputs including discount rates, counterparty credit ratings and credit enhancements. XPLR’s assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the placement of those assets and liabilities within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value. Transfers between fair value hierarchy levels occur at the beginning of the period in which the transfer occurred.

XPLR estimates the fair value of its derivative instruments using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements. The primary inputs used in the fair value measurements include the contractual terms of the derivative agreements, current interest rates and

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
credit profiles. The significant inputs for the resulting fair value measurement of interest rate contracts are market-observable inputs and the measurements are reported as Level 2 in the fair value hierarchy.

The tables below present XPLR's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2024 and 2023 as well as the location of the net derivative positions, based on the expected timing of future payments, on XPLR's consolidated balance sheets.

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$242	$—	$(2)	$240
Commodity contracts	$—	$—	$4	$(2)	2
Total derivative assets					$242
Liabilities:
Interest rate contracts	$—	$2	$—	$(2)	$—
Commodity contracts	$—	$—	$7	$(2)	5
Total derivative liabilities					$5

Net fair value by balance sheet line item:
Current other assets					$55
Noncurrent other assets					187
Total derivative assets					$242

Current other liabilities					$5
Noncurrent other liabilities					—
Total derivative liabilities					$5
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$195	$—	$4	$199
Commodity contracts	$—	$—	$1	$—	1
Total derivative assets					$200
Liabilities:
Interest rate contracts	$—	$30	$—	$4	$34
Commodity contracts	$—	$—	$21	$—	21
Total derivative liabilities					$55

Net fair value by balance sheet line item:
Current other assets					$61
Noncurrent other assets					139
Total derivative assets					$200

Current other liabilities					$18
Noncurrent other liabilities					37
Total derivative liabilities					$55
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to XPLR's derivatives are recorded in XPLR's consolidated financial statements as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Interest rate contracts – interest expense	$146	$(122)	$1,018
Interest rate contracts – income from discontinued operations	$—	$2	$15
Commodity contracts – operating revenues	$18	$(20)	$2

Credit-Risk-Related Contingent Features – Certain of XPLR's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2024 and 2023, the aggregate fair value of XPLR's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2 million and $30 million, respectively.

7. Non-Derivative Fair Value Measurements

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of financial instruments recorded at other than fair value are as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,314	$5,216	$6,289	$6,136
____________________
(a)    At December 31, 2024 and 2023, approximately $5,201 million and $6,120 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At December 31, 2024, approximately $1,028 million of the fair value relates to the 2020 convertible notes and the 2022 convertible notes and is Level 2. At December 31, 2023, approximately $1,446 million of the fair value relates to the 2020 convertible notes, the 2021 convertible notes and the 2022 convertible notes and is Level 2.

Nonrecurring Fair Value Measurements – XPLR tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the goodwill is less than the carrying value. During the preparation of XPLR's December 31, 2024 financial statements, XPLR concluded that a triggering event occurred and it was more likely than not that the fair value of its reporting unit was less than its carrying value as a result of the significant decline in trading price of XPLR's common units during the fourth quarter of 2024. Therefore, XPLR performed a quantitative analysis using a combination of (i) an income approach consisting of a discounted cash flow analysis to estimate fair value for noncontrolling interests, including Class B membership interests and differential membership interests, (ii) a market approach derived from the observable trading price of its common units at December 31, 2024 of $17.80 to estimate fair value for (a) its common units and (b) noncontrolling interests related to NEE Equity's interest in XPLR OpCo, and (iii) an estimated control premium for the reporting unit and determined that the fair value of its reporting unit was less than its carrying value. As a result, XPLR recognized a non-cash goodwill impairment charge in the fourth quarter of 2024 of approximately $575 million ($503 million after tax) which is reflected in its consolidated statement of income (loss) for the year ended December 31, 2024. In January 2025, XPLR announced a strategic repositioning (see Note 1). Subsequent to this announcement, the trading price of XPLR common units traded below the December 31, 2024 trading price. Should XPLR determine, based on future analysis which includes the current and future trading prices of XPLR's common units, that a triggering event occurred and it is more likely than not that there is additional impairment, a non-cash goodwill impairment loss would be recorded which would be reflected in its consolidated statement of income (loss).
XPLR tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. During the preparation of XPLR's December 31, 2024 financial statements, it was determined that XPLR's investment in Meade, which is accounted for under the equity method of accounting, was other-than-temporarily impaired. The impairment is the result of market information obtained by XPLR and XPLR's estimate of fair value as it continues to evaluate options relating to a potential sale of its ownership interests in Meade. A sale is expected to occur in 2025 which limits the length of time XPLR has to recover the carrying value of its investment. As such, XPLR concluded its equity method investment in Meade was impaired and the impairment was other than temporary. Accordingly, XPLR performed a fair value analysis using a combination of a market approach and an income approach to determine the magnitude of the OTTI. Based on this fair value analysis, the equity method investment with a carrying amount of approximately $1.2 billion was written down to its estimated fair value of approximately $1.15 billion as of December 31, 2024, resulting in an impairment charge of approximately $49 million ($43 million after tax), which is reflected in equity in earnings of equity method investees in its consolidated statement of income (loss) for the year ended December 31, 2024.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value estimate was based on a market approach using a market participant view of potential different outcomes regarding sales price of the investment, including commitments from ongoing litigation, and an income approach using forecasted distributions prior to the expected disposition date. As part of the valuation, XPLR used significant unobservable inputs (Level 3), including different expected sales prices and the forecasted cash flows from the equity method investment. An increase in the forecasted cash flows from the equity method investment or an increase in the estimated sales price would result in a higher fair value. Changes in the opposite direction of those unobservable inputs would result in a lower fair value.

8. Income Taxes

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Continuing operations	$(457)	$(257)	$1,130
Discontinued operations(a)	—	509	162
Total income (loss) before income taxes	$(457)	$252	$1,292
____________________
(a)    See Note 4.

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Federal:
Current	$—	$—	$—
Deferred	(44)	(28)	118
Total federal	(44)	(28)	118
State:
Current	—	—	—
Deferred	(2)	3	43
Total state	(2)	3	43
Income tax expense (benefit) from continuing operations	(46)	(25)	161
Income taxes from discontinued operations	—	59	10
Total income tax expense (benefit)	$(46)	$34	$171

A reconciliation of the income tax expense (benefit) and effective tax rate based on the statutory U.S. federal income tax rate is as follows:

	Years Ended December 31,
	2024		2023		2022
	(millions, except for percentages)
Income tax expense (benefit) at U.S. statutory rate of 21%	$(96)	21.0%	$(54)	21.0%	$237	21.0%
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	82	(17.9)	54	(21.1)	(110)	(9.7)
State income taxes – net of federal income tax benefit	(1)	0.2	2	(0.8)	33	3.0
Renewable energy tax credits	(32)	6.9	(28)	11.1	(2)	(0.2)
Valuation allowance	1	(0.2)	—	—	—	—
Other – net	—	—	1	(0.4)	3	0.1
Income tax expense (benefit) and effective tax rate from continuing operations	$(46)	10.0%	$(25)	9.8%	$161	14.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. XPLR believes that it is more likely than not that the deferred tax assets at December 31, 2024 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax effects of temporary differences giving rise to XPLR's deferred income tax liabilities and assets are as follows:

	December 31,
	2024	2023
	(millions)
Deferred tax liabilities:
Investment in partnership(a)(b)	$(253)	$(263)
Total deferred tax liabilities	(253)	(263)
Deferred tax assets:
Net operating loss carryforwards(b)	428	418
Tax credit carryforwards	23	41
Valuation allowance	(2)	(3)
Total deferred tax assets	449	456
Net deferred income taxes	$196	$193
____________________
(a)    At December 31, 2024 and 2023, includes a deferred tax asset of approximately $19 million and $10 million, respectively, of interest limitation carryforward with an indefinite expiration period.
(b)    At December 31, 2024, excludes approximately $39 million of tax impacts relating to the 2023 tax year taxable gains of $154 million which were allocated to NEE Equity in March 2024. At December 31, 2023, excludes approximately $65 million of tax impacts relating to the 2023 tax year taxable gains which were to be allocated to NEE Equity and estimated to be $258 million. See Note 15 – Tax Allocations.

Deferred tax assets and liabilities included on XPLR's consolidated balance sheets are as follows:

	December 31,
	2024	2023
	(millions)
Noncurrent other assets	$219	$215
Noncurrent other liabilities	(23)	(22)
Net deferred income taxes	$196	$193

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2024 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$370		2034 – 2037
State	58		2028 – 2044
Total net operating loss carryforwards	$428	(a)
Tax credit carryforwards	$23		2025 – 2044
____________________
(a)    Includes approximately $225 million and $7 million of federal and state, respectively, net operating loss carryforwards with an indefinite expiration period.

During 2024 and 2023, XPLR recorded state tax liabilities of approximately less than $1 million (net of federal tax benefit) in both periods related to unrecognized tax benefits of prior year state tax filing positions. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $5 million (net of federal tax benefit). The open tax years in all jurisdictions are 2014 through 2023.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	2024	2023	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$16,269	$16,079	3	–	35
Land improvements and buildings	672	669	3	–	39
Land, including perpetual rights-of-way	79	78
Construction work in progress	47	26
Other depreciable assets	472	447	3	–	35
Property, plant and equipment, gross	17,539	17,299
Accumulated depreciation	(2,984)	(2,462)
Property, plant and equipment – net	$14,555	$14,837
________________________
(a)    Approximately 91% of power-generation assets represent machinery and equipment used to generate electricity with a 35-year depreciable life.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was approximately $531 million, $504 million and $378 million, respectively. A number of XPLR's generation facilities are encumbered by liens securing various financings. The net book value of XPLR's assets serving as collateral was approximately $3.4 billion at December 31, 2024.

10. Equity Method Investments

At December 31, 2024, investments in equity method investees primarily includes the approximately 50% ownership interest in Desert Sunlight Investment Holdings, LLC, 50% ownership interest in Rosmar Holdings, LLC (Rosmar), the ownership interest in Meade, including Meade's ownership interest in the Central Penn Line (CPL), the 40% ownership interest in Pine Brooke Class A Holdings, LLC (Pine Brooke Holdings), the 33.3% ownership interest in Shaw Creek Solar Holdings, LLC, the 33.3% ownership interest in Nutmeg Solar Holdings, LLC and the 33.3% ownership interest in Solar Holdings Portfolio 12, LLC. XPLR is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have controlling interests in these entities.

Summarized information for these equity method investees is as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Revenues	$332	$333	$332
Operating income	$124	$128	$125
Net income(a)	$101	$229	$297
________________________
(a)    Includes the earnings from equity method investee related to Meade's ownership interest in CPL.

	December 31,
	2024	2023
	(millions)
Current assets	$166	$159
Noncurrent assets(a)	$4,508	$4,759
Current liabilities	$89	$75
Noncurrent liabilities	$1,211	$1,280

XPLR's share of underlying equity in the equity method investees	$1,921	$2,011
Difference between investment carrying amounts and underlying equity in net assets(b)	(137)	(158)
XPLR's investment carrying amounts	$1,784	$1,853
________________________
(a)    Includes the equity method investment related to Meade's ownership interest in CPL. In 2024, the amount is net of the approximately $49 million impairment charge related to XPLR's investment in Meade (see Note 7 – Nonrecurring Fair Value Measurements).
(b)    Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Variable Interest Entities

XPLR has identified XPLR OpCo, a limited partnership with a general partner and limited partners, as a VIE. XPLR has consolidated the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At December 31, 2024, XPLR owned an approximately 48.6% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.4% limited partner interest in XPLR OpCo. The assets and liabilities of XPLR OpCo as well as the operations of XPLR OpCo represent substantially all of XPLR's assets and liabilities and its operations.

In addition, at December 31, 2024, XPLR OpCo consolidated 19 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 – Noncontrolling Interests) in entities which own and operate 39 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $10,940 million and $588 million, respectively, at December 31, 2024. There were 20 VIEs at December 31, 2023 and the assets and liabilities of those VIEs at such date totaled approximately $11,453 million and $552 million, respectively.

At December 31, 2024 and 2023, XPLR OpCo also consolidated five VIEs related to the sales of noncontrolling Class B membership interests in certain XPLR subsidiaries (Class B VIEs). See Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests. These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs – net and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $13,133 million and $2,582 million, respectively, at December 31, 2024 and $13,576 million and $2,693 million, respectively, at December 31, 2023. Certain of the Class B VIEs include six other VIEs related to XPLR's ownership interests in Rosmar, Silver State, Meade, Pine Brooke Holdings, Star Moon Holdings and Emerald Breeze. In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,413 million and $7,640 million of assets and $429 million and $437 million of liabilities are also included in the above disclosure of the VIEs related to differential membership interests at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, XPLR OpCo consolidated Sunlight Renewables Holdings which is a VIE (see Note 3). The assets, primarily property, plant and equipment – net, and the liabilities, primarily asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $414 million and $9 million, respectively, at December 31, 2024 and $440 million and $10 million, respectively, at December 31, 2023. This VIE contains entities which have sold differential membership interests and approximately $333 million and $353 million of assets and $9 million and $10 million of liabilities at December 31, 2024 and 2023, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of XPLR OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs. See Note 10.

XPLR has an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of XPLR issued 1,000,000 XPLR OpCo Class B Units, Series 1 and 1,000,000 XPLR OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the XPLR OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to XPLR OpCo. NEER has agreed to indemnify XPLR against all risks relating to XPLR’s ownership of the projects until NEER offers to sell economic interests to XPLR and XPLR accepts such offer, if XPLR chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to XPLR and XPLR accepts such offer. At December 31, 2024 and 2023, XPLR's equity method investment related to the non-economic ownership interests of approximately $324 million and $111 million, respectively, is reflected as noncurrent other assets on XPLR's consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net loss (income) attributable to noncontrolling interests. XPLR is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

12. Leases

XPLR has operating and finance leases primarily related to land use agreements for certain of its energy projects. At December 31, 2024 and 2023, XPLR had recorded right-of-use (ROU) assets for operating leases of approximately $27 million and $27 million, respectively, and operating lease liabilities of $29 million and $31 million, respectively. At December 31, 2024 and 2023, XPLR's ROU assets for finance leases totaled approximately $45 million and $46 million, respectively, and finance lease

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liabilities totaled $49 million and $49 million, respectively. XPLR’s operating lease liabilities were calculated based on a weighted average discount rate of 4.26% and 4.25% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 25 years and 26 years, at December 31, 2024 and 2023, respectively. XPLR's finance lease liabilities were calculated based on a weighted average discount rate of 3.55% and 3.55% with a weighted-average remaining lease term of 32 years and 33 years, at December 31, 2024 and 2023, respectively. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are either fixed based on the terms of the related lease agreement or variable primarily based on the amount of generation at the energy project. XPLR’s operating and finance leases with fixed payments have expiration dates ranging from 2028 to 2058. XPLR recognized approximately $2 million, $2 million and $2 million in 2024, 2023 and 2022, respectively, of operating lease costs associated with its ROU assets and lease obligations which are included in O&M expenses in XPLR’s consolidated statements of income (loss). In addition, approximately $7 million, $6 million and $8 million was recorded related to variable lease costs in 2024, 2023 and 2022, respectively. Other operating and finance lease-related amounts were not material to XPLR’s consolidated statements of income (loss) or cash flows for the periods presented. At December 31, 2024, XPLR's lease agreements call for fixed payments of approximately $2 million in 2025, $4 million annually in 2026 through 2029 and $114 million thereafter.

XPLR has operating leases and a sales-type lease relating to battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2024 and 2023, the net investment in sales-type lease is approximately $15 million and $15 million, respectively. At December 31, 2024, the power sales agreements have expiration dates from 2037 to 2041 and XPLR expects to receive approximately $628 million of lease payments over the remaining term of the power sales agreement with no one year being material. XPLR recognized approximately $45 million, $47 million and $12 million in 2024, 2023 and 2022, respectively, of operating and sales-type lease-related revenues relating to battery storage facilities which are included in revenues in XPLR's consolidated statements of income (loss).

13. Debt

XPLR’s long-term debt agreements require monthly, quarterly or semi-annual payments of interest. Principal payments on the senior secured limited-recourse debt are primarily due monthly or semi-annually. The carrying value of XPLR’s long-term debt consists of the following:

	December 31,
	2024				2023
	Maturity Date	Balance		Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)			(millions)
XPLR:
Senior unsecured convertible notes – fixed(a)	2025 – 2026	$1,100		1.14%	$1,600	0.78%
XPLR OpCo:
Senior unsecured notes – fixed(b)	2026 – 2029	1,800		5.47%	2,550	5.11%
Revolving credit facility – variable(a)(c)	2029(d)	330	(d)	6.28%	—
Project level:
Senior secured limited-recourse debt – fixed	2033	16		4.52%	18	4.52%
Senior secured limited-recourse debt – variable(c)(e)	2026 – 2032	1,900		6.16%	1,983	7.06%
Other long-term debt – variable(c)(e)	2028	118		6.60%	128	7.49%
Other long-term debt – fixed(f)	2026 – 2031	86		0.05%	63	0.08%
Unamortized debt issuance costs and discount		(36)			(53)
Total long-term debt		5,314			6,289
Less current portion of long-term debt		705			1,348
Long-term debt, excluding current portion		$4,609			$4,941
________________________
(a)    See additional discussion of the convertible notes and the XPLR OpCo credit facility below.
(b)    The XPLR OpCo senior unsecured notes are absolutely and unconditionally guaranteed, on a senior unsecured basis, by XPLR and a direct subsidiary of XPLR OpCo.
(c)    Variable rate is based on an underlying index plus a margin.
(d)    Approximately $7 million of the balance had a maturity date in February 2025, which amount was subsequently funded by the remaining participating lenders and $12 million has a maturity date in 2028.
(e)    Interest rate contracts, primarily swaps, have been entered into for these debt issuances. See Note 6.
(f)    Substantially all is related party. See Note 15 – Related Party Long-term Debt.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2024, minimum annual maturities of long-term debt are approximately $705 million, $2,046 million, $627 million, $785 million and $1,085 million for 2025, 2026, 2027, 2028 and 2029, respectively.

XPLR OpCo and its direct subsidiary (loan parties) are parties to a variable rate, senior secured revolving credit facility (XPLR OpCo credit facility), substantially all of which has a maturity date of 2029. At February 21, 2025, the XPLR OpCo credit facility provided up to $2.45 billion of revolving credit loans and included borrowing capacity of up to $400 million for letters of credit and capacity for incremental commitments that would increase the XPLR OpCo credit facility to up to $3.20 billion in the aggregate, subject to certain conditions. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility, the loan parties are required, among other things, to be in compliance with financial covenants of a maximum leverage ratio and minimum interest coverage ratio (as defined in the XPLR OpCo credit facility). Borrowings under the XPLR OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The XPLR OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on XPLR OpCo's leverage ratio. At December 31, 2024, approximately $50 million of letters of credit were issued under the XPLR OpCo credit facility primarily related to debt service reserves and as security for certain financing agreements of XPLR OpCo's subsidiaries.

The long-term debt agreements disclosed above, including the XPLR OpCo credit facility to the extent any amounts are outstanding, contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents. Certain of the long-term debt agreements include financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum interest coverage ratio. At December 31, 2024, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the XPLR OpCo credit facility are guaranteed by XPLR OpCo and XPLR and the XPLR OpCo senior unsecured notes are guaranteed by XPLR and a direct subsidiary of XPLR OpCo.

Certain of the long-term debt agreements disclosed above, including the XPLR OpCo credit facility, contain various covenants and restrictive provisions that limit XPLR OpCo’s and its subsidiaries' ability to, among other things:

•incur or guarantee additional debt;
•make distributions on or redeem or repurchase common units;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of projects.

Certain of the long-term debt agreements disclosed above also contain provisions which, under certain conditions, restrict the payment of dividends and other distributions.

During 2024, XPLR repaid $500 million principal amount of senior unsecured convertible notes issued in 2021 (2021 convertible notes) at maturity.

During 2022, XPLR issued $500 million principal amount of senior unsecured convertible notes due 2026 (2022 convertible notes). The 2022 convertible notes are unsecured obligations of XPLR and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by XPLR OpCo. A holder may convert all or a portion of its 2022 convertible notes in accordance with the related indenture. Upon conversion of the 2022 convertible notes, XPLR will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, XPLR common units or a combination of cash and common units, at XPLR's election, in respect of the remainder, if any, of XPLR's conversion obligation in excess of the aggregate principal amount of the notes being converted. At February 21, 2025, the conversion rate, which is subject to certain adjustments, was 10.7846 XPLR common units per $1,000 of the 2022 convertible notes, which is equivalent to a conversion price of approximately $92.7248 per XPLR common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2022 convertible notes may require XPLR to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2022 convertible notes to be repurchased, plus accrued and unpaid interest, if any. The 2022 convertible notes are not redeemable at XPLR’s option prior to maturity.

XPLR entered capped call transactions (2022 capped call) in connection with the issuance of the 2022 convertible notes. Under the 2022 capped call, XPLR purchased capped call options which at February 21, 2025 have a strike price of $92.7248 and a cap price of $115.9065, subject to certain adjustments. The 2022 capped call was purchased for approximately $31 million, which was recorded as a reduction to common units equity on XPLR's consolidated balance sheets. If, upon conversion of the 2022 convertible notes, the price per XPLR common unit during the relevant valuation period is above the strike price, there would generally be a payment to XPLR (if XPLR elects to cash settle) or an offset of potential dilution to XPLR's common units up to the cap price (if XPLR elects to settle in XPLR common units).

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2020, XPLR issued $600 million principal amount of senior unsecured convertible notes due 2025 (2020 convertible notes). In connection with the issuance of the 2020 convertible notes, XPLR recorded the value of the conversion option of approximately $64 million in common units equity. The 2020 convertible notes are unsecured obligations of XPLR and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by XPLR OpCo. A holder may convert all or a portion of its 2020 convertible notes in accordance with the related indenture. Upon conversion of the 2020 convertible notes, XPLR will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, XPLR common units or a combination of cash and common units, at XPLR's election, in respect of the remainder, if any, of XPLR's conversion obligation in excess of the aggregate principal amount of the notes being converted. At February 21, 2025, the conversion rate, which is subject to certain adjustments, was 14.2454 XPLR common units per $1,000 of the 2020 convertible notes, which rate is equivalent to a conversion price of approximately $70.1981 per XPLR common unit. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2020 convertible notes may require XPLR to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2020 convertible notes to be repurchased, plus accrued and unpaid special interest, if any. The 2020 convertible notes are not redeemable at XPLR’s option prior to maturity.

XPLR entered a capped call transaction (2020 capped call) in connection with the issuance of the 2020 convertible notes. Under the 2020 capped call, XPLR purchased capped call options which at February 21, 2025 have a strike price of $70.1981 and a cap price of $111.1473, subject to certain adjustments. The 2020 capped call was purchased for approximately $63 million, which was recorded as a reduction to common units equity on XPLR's consolidated balance sheets. If, upon conversion of the 2020 convertible notes, the price per XPLR common unit during the relevant valuation period is above the strike price, there would generally be a payment to XPLR (if XPLR elects to cash settle) or an offset of potential dilution to XPLR's common units up to the cap price (if XPLR elects to settle in XPLR common units).

14. Equity

Distributions – During 2024, 2023 and 2022, XPLR distributed approximately $335 million, $309 million and $254 million, respectively, to its common unitholders. In January 2025, as part of the strategic repositioning, XPLR' s board and XPLR OpCo GP reserved cash for other business purposes and accordingly XPLR suspended distributions to its common unitholders.

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes. During periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

The reconciliation of XPLR's basic and diluted earnings per unit is as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions, except per unit amounts)
Numerator:
From continuing operations – basic and assuming dilution	$(23)	$31	$445
From discontinued operations – basic and assuming dilution	—	169	32
Net income (loss) attributable to XPLR	$(23)	$200	$477
Denominator:
Weighted-average number of common units outstanding – basic	93.5	91.6	84.9
Effect of dilutive convertible notes(a)	—	—	—
Weighted-average number of common units outstanding – assuming dilution	93.5	91.6	84.9
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$(0.25)	$0.34	$5.24
From discontinued operations	—	1.84	0.38
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$(0.25)	$2.18	$5.62
________________________
(a)    During all periods the outstanding convertible notes were antidilutive and as such were not included in the calculation of diluted earnings per unit. See Note 13 regarding the repayment of the 2021 convertible notes.

ATM Program – XPLR has an at-the-market equity issuance program (ATM program), which was most recently renewed in 2023, pursuant to which XPLR may issue, from time to time, up to $500 million of its common units. During the year ended December 31, 2024, XPLR did not issue any common units under its ATM program. During the years ended December 31, 2023 and 2022, XPLR issued approximately 5.1 million common units and 1.8 million common units under the ATM program for gross proceeds of approximately $316 million and $145 million, respectively. Fees related to the ATM program totaled approximately $3 million and $1 million in 2023 and 2022, respectively.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Unit Issuances – During 2023 and 2022, XPLR issued approximately 1.7 million XPLR common units and 0.8 million XPLR common units, respectively, upon NEE Equity's exchange of XPLR OpCo common units on a one-for-one basis.

Class B Noncontrolling Interests – Subsidiaries of XPLR sold noncontrolling Class B membership interests in XPLR Renewables II, XPLR Pipelines, Genesis Holdings, XPLR Renewables III and XPLR Renewables IV as described below:

	XPLR Renewables II	XPLR Pipelines	Genesis Holdings	XPLR Renewables III	XPLR Renewables IV
Underlying projects/pipeline	Clean energy projects with a combined net generating capacity of approximately 1,130 MW(a)	Equity method interest in a natural gas pipeline located in Pennsylvania	Renewable energy projects with a combined net generating capacity of approximately 1,124 MW	Renewable energy projects with a combined net generating capacity of approximately 1,260 MW	Clean energy projects with a combined net generating capacity of approximately 2,046 MW
Date of sale	June 11, 2019	November 13, 2019	December 18, 2020	December 28, 2021	December 15, 2022
Gross proceeds	$900 million(a)	$168 million	$1,243 million	$816 million(b)	$887 million(c)
Initial allocation of distributable cash to Class B investors	5%	1%	25%(d)	65%(b)	17%(c)
Period for initial allocation	6 years	6 years	10 years(d)	10 years	10 years
Period for initial allocation if minimum buyouts have not occurred	4.5 years	5 years	5.5 years	6 years	6.5 years
Allocation of distributable cash to Class B investors after initial allocation period	99%	99%	80%(d)	99%	99%
Date buyout period begins	December 11, 2022	May 13, 2023	December 18, 2025	December 28, 2026	December 15, 2027
Buyout right timing(e)(f)	Periodically, and for partial interests between years 3.5 and 6(a)	Periodically, and for partial interests between years 3.5 and 6.5(g)	Periodically, and for partial interests between years 5 and 10(d)	Periodically, and for partial interests between years 5 and 10	Periodically, and for partial interests between years 5 and 10
Percentage of buyout price that can be paid in XPLR non-voting common units at current market price(h)	70%	100%	100%	100%	100%
____________________
(a)Reflects the sale of ownership interests in one wind project with a net generating capacity of approximately 62 MW which were sold to a third party in January 2023. Approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of Class B membership interests (see Note 2 – Disposal of Wind Project). In December 2023, XPLR paid aggregate cash consideration of approximately $180 million to the third-party investor after electing to exercise the buyout right and purchase 15% of the originally issued Class B membership interests in XPLR Renewables II. In June 2024, XPLR paid aggregate cash consideration of approximately $187 million to the third-party investor after electing to exercise the buyout right and purchase 15% of the originally issued Class B membership interests in XPLR Renewables II which brings the total buyout to date to 30% of the originally issued Class B membership interests.
(b)At December 31, 2021, XPLR retained certain Class B membership interests in XPLR Renewables III which were sold to the Class B investors for approximately $408 million at a final funding in June 2022. Prior to the final Class B funding, XPLR received approximately 67.5% of XPLR Renewables III's cash distributions and the third-party investors received 32.5%.
(c)At December 31, 2022, XPLR retained certain Class B membership interests in XPLR Renewables IV which were sold to the Class B investors for approximately $177 million at a final funding in November 2023. Prior to the final Class B funding, XPLR received approximately 86% of XPLR Renewables IV's cash distributions and the third-party investors received 14%.
(d)The allocation of distributable cash to Class B investors increases to 99% if XPLR has not exercised certain buyout rights by June 18, 2026. In January 2025, XPLR entered into an amendment which provides XPLR with the option, subject to specified conditions, to extend the date until which it has the right to buy out all of the then remaining outstanding Class B membership interests from December 17, 2030 to December 17, 2034, subject to specified conditions. If XPLR exercises the option for extended buyout rights and XPLR does not buy out a specified minimum amount of Class B membership interests prior to December 18 of each of 2030, 2031, 2032, 2033 and 2034 (each, a buyout deadline), the allocation of Genesis Holdings’ cash flows between the holders of the Class B membership interests and XPLR will flip to be allocated from 25% to 99% to the holders of the Class B membership interests and 75% to 1% to XPLR, until the date of any subsequent buyout deadline; provided, however, until the date on which all previous minimum buyouts have been completed, 85% of the amounts distributable for Class B membership interests held by XPLR would instead be distributed to the other holders of Class B membership interests.
(e)The buyout right is subject to certain limitations and/or extensions in the respective agreements, including, but not limited to, XPLR being able to purchase a maximum of the Class B units following anniversaries specified in certain of the agreements.
(f)Each limited liability company agreement provides the Class B investor the right to require XPLR to repurchase the Class B membership interests in the event of a specified change in control of XPLR at a stated rate of return.
(g)In November 2024, XPLR paid aggregate cash consideration of approximately $67 million to the third-party investor after electing to exercise the buyout right and purchase 25% of the originally issued Class B membership interests in XPLR Pipelines.
(h)XPLR may elect to pay the buyout price in XPLR non-voting common units or cash (or any combination thereof), subject to conditions and limitations set forth in the applicable agreements. Percentages shown represent the maximum percentages XPLR expects it can pay in XPLR non-voting common units without the acquiescence of the Class B investor, subject to applicable closing conditions. Holders of the XPLR non-voting common units will have the right to receive pro rata quarterly cash distributions and the right to convert, subject to certain limitations, the XPLR non-voting common units into XPLR common units on a one-for-one basis.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2019, a subsidiary of XPLR sold noncontrolling Class B membership interests in STX Midstream, XPLR's subsidiary which owned natural gas pipelines in Texas (see Note 2 – Disposal of Pipeline and Note 4), to a third-party investor. While the third-party investor owned the noncontrolling Class B membership interests in STX Midstream, the third-party investor received 12.5% of STX Midstream's distributable cash. During 2023, XPLR paid aggregate cash consideration of approximately $792 million to the third-party investor after electing to exercise the buyout right and purchase all of the Class B membership interests in STX Midstream.

Accumulated Other Comprehensive Income (Loss) –

	Accumulated Other Comprehensive Income (Loss)
	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2021	$(18)	$(18)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2022	(16)	(16)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2023	(14)	(14)
Other comprehensive income related to equity method investee	1	1
Balances, December 31, 2024	$(13)	$(13)
AOCI attributable to noncontrolling interest, December 31, 2024	$(7)	$(7)
AOCI attributable to XPLR, December 31, 2024	$(6)	$(6)

15. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus reimbursable costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in XPLR's consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER. Costs incurred in connection with development and construction coordination provided by NEER primarily in connection with wind repowering of approximately $103 million and $16 million during 2024 and 2023, respectively, were capitalized and are reflected in property, plant and equipment – net on XPLR's consolidated balance sheets. Remaining costs under these agreements are reflected as operations and maintenance in XPLR's consolidated statements of income (loss). See also Note 3 regarding projects acquired from NEER which were under construction at closing.

Management Services Agreement (MSA) – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to XPLR, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). XPLR OpCo also made certain payments to NEE based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by XPLR OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. XPLR’s O&M expenses for the years ended December 31, 2024, 2023 and 2022 include approximately $8 million, $51 million and $163 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) – XPLR OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy XPLR’s subsidiaries’ contractual obligations. XPLR OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. XPLR’s O&M expenses for the years ended December 31, 2024, 2023 and 2022 include approximately $8 million, $8 million and $7 million, respectively, related to the CSCS agreement.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
NEER and certain of its affiliates may withdraw funds (Project Sweeps) from XPLR OpCo under the CSCS agreement or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. At December 31, 2024 and 2023, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $127 million and $1,511 million, respectively, and are included in due from related parties on XPLR’s consolidated balance sheets. During the year ended December 31, 2024, XPLR recorded interest income of approximately $36 million from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 4), which is reflected in other – net on the consolidated statement of income.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above. At December 31, 2024, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.3 billion related to these obligations.

Related Party Tax Receivable – In 2018, XPLR and NEE entered into a tax sharing agreement and, as a result, XPLR recorded a related party tax receivable of approximately $18 million which was reflected in noncontrolling interests on XPLR's consolidated balance sheets. In June 2023, NEE contributed 100,169 XPLR OpCo units to XPLR as payment to settle this related party tax receivable and the units were subsequently cancelled. Approximately $13 million, primarily related to the difference between the value of the related party tax receivable and the value of the XPLR OpCo units received, was recorded as an adjustment to common unit equity and noncontrolling interests in 2023.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze (see Note 3), a subsidiary of XPLR acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At December 31, 2024 and 2023, the note payable was approximately $85 million and $62 million, respectively and is included in long-term debt on XPLR's consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

Due to Related Parties – Noncurrent amounts due to related parties on XPLR's consolidated balance sheets primarily represent amounts owed by certain of XPLR's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on XPLR’s consolidated balance sheets.

Transportation and Fuel Management Agreements – In connection with the Texas pipelines (see Note 4), a subsidiary of XPLR assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the XPLR subsidiary) are passed back to the XPLR subsidiary. During the years ended December 31, 2023 and 2022, XPLR recognized approximately $17 million and $9 million, respectively, in revenues related to the transportation and fuel management agreements which are reflected in income from discontinued operations on the consolidated statements of income (loss).

Related Party Note Receivable – As part of the 2016 acquisition from NEER of Seiling Wind Investments, LLC, a subsidiary of XPLR acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at the related projects. The Seiling related party note receivable is intended to compensate XPLR for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. For each of the years ended December 31, 2024, 2023 and 2022, XPLR received payments of approximately $2 million. At December 31, 2024 and 2023, the Seiling related party note receivable was approximately $18 million and $19 million, respectively, and, along with interest and related payments are reflected in noncontrolling interests on XPLR's consolidated financial statements.

Tax Allocations – In March 2024, NEE Equity, as holder of the Class P units, was allocated for the 2023 tax year taxable gains for U.S. federal income tax purposes of approximately $154 million from the transaction specified in the XPLR OpCo LP Agreement. See Note 2 – Income Taxes, Note 4 and Note 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2024, XPLR had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of XPLR's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of XPLR concluded that XPLR's disclosure controls and procedures were effective as of December 31, 2024.

Internal Control Over Financial Reporting

(a)    Management's Annual Report on Internal Control Over Financial Reporting

    See Item 8. Financial Statements and Supplementary Data.

(b)    Attestation Report of the Independent Registered Public Accounting Firm

    See Item 8. Financial Statements and Supplementary Data.

(c)    Changes in Internal Control Over Financial Reporting

XPLR is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout XPLR. However, there has been no change in XPLR's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during XPLR's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, XPLR's internal control over financial reporting.

Item 9B.  Other Information

(b)    During the three months ended December 31, 2024, no director or officer of XPLR adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III – OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About XPLR Infrastructure and Management" and "Corporate Governance and Board Matters" in XPLR's Proxy Statement which will be filed with the SEC in connection with the 2025 Annual Meeting of Unitholders (XPLR's Proxy Statement) and is incorporated herein by reference.

XPLR has adopted the XPLR Infrastructure, LP Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the chief executive officer, the chief financial officer and controller. The Senior Financial Executive Code is available under Corporate Governance in the Investor Relations section of XPLR’s internet website at www.xplrinfrastructure.com. Any amendments or waivers of the Senior Financial Executive Code which are required to be disclosed to unitholders under SEC rules will be disclosed on XPLR’s website at the address listed above.

Item 11.  Executive Compensation

The information required by this item will be included in XPLR's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included in XPLR's Proxy Statement under the heading "Information About XPLR Infrastructure and Management" and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2024 with respect to equity compensation under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan (2024 LTIP):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	1,100,000	(a)
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	1,100,000

(a) Excludes 217,591 unvested common units issued under the NextEra Energy Partners 2014 Long-Term Incentive Plan that may be granted under the 2024 LTIP if not forfeited or otherwise unavailable for future grants.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in XPLR's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item will be included in XPLR's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page(s)
(a)	1	Financial Statements
		Management's Report on Internal Control over Financial Reporting	41
		Attestation Report of Independent Registered Public Accounting Firm	42
		Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	43
		Consolidated Statements of Income (Loss)	45
		Consolidated Statements of Comprehensive Income (Loss)	46
		Consolidated Balance Sheets	47
		Consolidated Statements of Cash Flows	48
		Consolidated Statements of Changes in Equity	49
		Notes to Consolidated Financial Statements	50 – 72

	2	Financial Statement Schedules – Schedules are omitted as not applicable or not required.

	3	Exhibits (including those incorporated by reference)
		Certain exhibits listed below refer to named entities and were effective prior to the name change of those entities as follows:

		Former Entity Name	Current Entity Name
		NEP Renewables Holdings IV, LLC	XPLR Renewables Holdings IV, LLC (effective February 14, 2025)
		NEP Renewables IV, LLC	XPLR Renewables IV, LLC (effective February 14, 2025)
		NEP US SellCo, LLC	US SellCo, LLC (effective February 14, 2025)
		NEP US SellCo II, LLC	US SellCo II, LLC (effective February 14, 2025)
		NextEra Energy Operating Partners, LP	XPLR Infrastructure Operating Partners, LP (effective January 27, 2025)
		NextEra Energy Partners Acquisitions, LLC	XPLR Infrastructure Acquisitions, LLC (effective January 30, 2025)
		NextEra Energy Partners GP, Inc.	XPLR Infrastructure Partners GP, Inc. (effective January 23, 2025)
		NextEra Energy Partners Ventures, LLC	XPLR Infrastructure Ventures, LLC (effective February 14, 2025)
		NextEra Energy Partners, LP	XPLR Infrastructure, LP (effective January 23, 2025)
		NextEra Energy US Partners Holdings, LLC	XPLR Infrastructure US Partners Holdings, LLC (effective January 30, 2025)

Exhibit Number	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (2022-A Projects Annex), dated as of April 20, 2022, by and among NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)

2.3*
Amendment to Amended and Restated Purchase and Sale Agreement (2022-B Projects Annex), dated as of November 17, 2022, by and among NEP US SellCo, LLC, NEP US SellCo II, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.2 to Form 8-K dated November 17, 2022, File No. 1-36518)

2.4*
Membership Interest Purchase Agreement, dated as of November 17, 2022, among NEP Renewables IV, LLC, NEP Renewables Holdings IV, LLC, NextEra Energy Partners, LP, and the Class B purchasers party thereto (filed as Exhibit 2.3 to Form 8-K dated November 17, 2022, File No. 1-36518)

2.5*
Amendment to Amended and Restated Purchase and Sale Agreement (2023-A Projects Annex), dated as of April 24, 2023, by and among ESI Energy, LLC, NEP US SellCo, LLC, NEP US SellCo II, LLC and NextEra Energy Partners Acquisitions, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)

2.6*
Purchase and Sale Agreement between NextEra Energy Partners Ventures, LLC and Kinder Morgan Operating LLC "A" dated November 6, 2023 (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2023, File No. 1-36518)

3.1*	Sixth Amended and Restated Agreement of Limited Partnership of XPLR Infrastructure, LP, dated as of January 23, 2025 (filed as Exhibit 3.1 to Form 8-K dated January 23, 2025, File No. 1-36518)
3.2*	Certificate of Limited Partnership of NextEra Energy Partners, LP (filed as Exhibit 3.3 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
3.2(a)*	Certificate of Amendment to Certificate of Limited Partnership of NextEra Energy Partners, LP, dated as of January 23, 2025 (filed as Exhibit 3.2 to Form 8-K dated January 23, 2025, File No. 1-36518)
3.3*	Amended and Restated Certificate of Incorporation of XPLR Infrastructure Partners GP, Inc. (filed as Exhibit 3.3 to Form 8-K dated January 23, 2025, File No. 1-36518)
3.4*	Amended and Restated Bylaws of XPLR Infrastructure Partners GP, Inc. (filed as Exhibit 3.4 to Form 8-K dated January 23, 2025, File No. 1-36518)
4.1*
Indenture, dated as of September 25, 2017, between NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Form 8-K dated September 19, 2017, File No. 1-36518)

Exhibit Number	Description
4.2*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.2 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.2(a)*
First Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee, entered into as of June 27, 2019 (filed as Exhibit 4.5 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.2(b)*
Second Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee, entered into as of December 15, 2023 (filed as Exhibit 4.6 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.3*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.3(a)*
First Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of June 27, 2019 (filed as Exhibit 4.6 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.3(b)*
Second Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of December 15, 2023 (filed as Exhibit 4.7 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.4*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.5*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 23, 2019, creating the 3.875% Senior Notes due 2026 (filed as Exhibit 4.6 to Form 8-K dated September 23, 2019, File No. 1-36518)

4.6*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated December 15, 2023, creating the 7.250% Senior Notes due 2029 (filed as Exhibit 4.8 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.7*
Indenture, dated as of December 3, 2020, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 3, 2020, File No. 1-36518)

4.8*
Indenture, dated as of December 12, 2022, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 7, 2022, File No. 1-36518)

4.9	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
10.1
Fifth Amended and Restated Management Services Agreement, dated as of February 19, 2025, by and among XPLR Infrastructure, LP, XPLR Infrastructure Operating Partners GP, LLC, XPLR Infrastructure Operating Partners, LP and NextEra Energy Management Partners, LP

10.2
Amended and Restated Exchange Agreement by and among NextEra Energy Equity Partners, LP, XPLR Infrastructure Operating Partners, LP, XPLR Infrastructure Partners GP, Inc. and XPLR Infrastructure, LP, dated as of February 17, 2025

10.3	XPLR Infrastructure, LP Second Amended and Restated Registration Rights Agreement dated February 17, 2025
10.4*
Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of May 27, 2022 (filed as Exhibit 10.1 to Form 8-K dated May 27, 2022, File No. 1-36518)

10.4(a)*
Letter Amendment Agreement and Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of February 8, 2023 (filed as Exhibit 10.5(a) to Form 10-K for the year ended December 31, 2022, File No. 1-36518)

10.4(b)*
Second Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of January 18, 2024 (filed as Exhibit 10.4(b) to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.4(c)*
Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of February 8, 2024 (filed as Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.5*
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

10.6	Second Amended and Restated Cash Sweep and Credit Support Agreement by and between XPLR Infrastructure Operating Partners, LP and NextEra Energy Resources, LLC, dated as of February 17, 2025
10.7*	Certificate of Limited Partnership of NextEra Energy Operating Partners, LP (filed as Exhibit 3.4 to Form 10-K for the year ended December 31, 2014, File No. 1-36518)
10.7(a)*
Certificate of Amendment to Certificate of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of January 27, 2025 (filed as Exhibit 10.3 to Form 8-K dated as of January 23, 2025, File No. 1-36518)

10.8*
Fifth Amended and Restated Agreement of Limited Partnership of XPLR Infrastructure Operating Partners, LP, dated as of January 27, 2025 (filed as Exhibit 10.2 to Form 8-K dated January 23, 2025, File No. 1-36518)

10.9
Amended and Restated Right of First Refusal Agreement, dated as of February 17, 2025, by and among XPLR Infrastructure, LP, XPLR Infrastructure Operating Partners, LP, and NextEra Energy Resources, LLC

10.10*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.10(a)*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)
10.10(b)*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)
10.11	XPLR Infrastructure, LP 2024 Long Term Incentive Plan
10.11(a)	Form of Restricted Unit Award Agreement under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan
10.12*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2022 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2021, File No. 1-36518)

Exhibit Number	Description
10.13*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2023 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2022, File No. 1-36518)

10.14*
NextEra Energy Partners, LP Compensation Summary for Independent Non-Employee Director of NextEra Energy Partners, LP, effective January 1, 2024 (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.15	XPLR Infrastructure, LP Compensation Summary for Independent Non-Employee Director of XPLR Infrastructure, LP, effective January 1, 2025
10.16	Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables II, LLC, dated as of February 17, 2025
10.17	Second Amended and Restated Limited Liability Company Agreement of XPLR Infrastructure Pipelines, LLC, dated as of February 17, 2025
10.18	Fourth Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of February 17, 2025
10.19	Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables III, LLC, dated as of February 17, 2025
10.20	Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables IV, LLC, dated as of February 17, 2025
19	Insider Trading Policies and Procedures
21	Subsidiaries of XPLR Infrastructure, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of XPLR Infrastructure, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of XPLR Infrastructure, LP
32	Section 1350 Certification of XPLR Infrastructure, LP
97*	Incentive Compensation Recoupment Policy (filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 1-36518)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________
*    Incorporated herein by reference.

XPLR agrees to furnish to the SEC upon request any instrument with respect to long-term debt that XPLR has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 21, 2025

XPLR INFRASTRUCTURE, LP
(Registrant)

S. ALAN LIU
S. Alan Liu President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 21, 2025:

JESSICA GEOFFROY	JAMES M. MAY
Jessica Geoffroy	James M. May
Chief Financial Officer	Controller
(Principal Financial Officer)	(Principal Accounting Officer)

JOHN W. KETCHUM	BRIAN W. BOLSTER
John W. Ketchum	Brian W. Bolster
Chairman of the Board and Director	Director

SUSAN DAVENPORT AUSTIN	PETER H. KIND
Susan Davenport Austin	Peter H. Kind
Director	Director

ROBERT J. BYRNE	REBECCA J. KUJAWA
Robert J. Byrne	Rebecca J. Kujawa
Director	Director

MARK E. HICKSON
Mark E. Hickson
Director