Form 10-Q
period 2025-03-31
XPLR Infrastructure, LP
filed 2025-05-08
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Number of XPLR Infrastructure, LP common units outstanding at March 31, 2025: 94,001,017

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2020 convertible notes	senior unsecured convertible notes issued in 2020
2022 convertible notes	senior unsecured convertible notes issued in 2022
2024 Form 10-K	XPLR's Annual Report on Form 10-K for the year ended December 31, 2024
ASA	administrative services agreement
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
limited partner interest in XPLR OpCo	limited partner interest in XPLR OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Fifth Amended and Restated Management Services Agreement among XPLR, NEE Management, XPLR OpCo and XPLR OpCo GP
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
PPA	power purchase agreement
renewable energy tax credits	production tax credits and investment tax credits collectively
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America
VIE	variable interest entity
XPLR	XPLR Infrastructure, LP
XPLR GP	XPLR Infrastructure Partners GP, Inc.
XPLR OpCo	XPLR Infrastructure Operating Partners, LP
XPLR OpCo credit facility	senior secured revolving credit facility of XPLR OpCo and its direct subsidiary
XPLR OpCo GP	XPLR Infrastructure Operating Partners GP, LLC
XPLR Pipelines	XPLR Infrastructure Pipelines, LLC
XPLR Renewables II	XPLR Renewables II, LLC
XPLR Renewables III	XPLR Renewables III, LLC
XPLR Renewables IV	XPLR Renewables IV, LLC

Each of XPLR and XPLR OpCo has subsidiaries and affiliates with names that may include XPLR, XPLR Infrastructure and similar references. For convenience and simplicity, in this report, the terms XPLR and XPLR OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of XPLR's ownership of subsidiaries and projects refers to its controlling interest in the general partner of XPLR OpCo and XPLR's indirect interest in and control over the subsidiaries of XPLR OpCo. See Note 9 for a description of the noncontrolling interest in XPLR OpCo. References to XPLR's projects generally include XPLR's consolidated subsidiaries and the projects in which XPLR has equity method investments. References to XPLR's pipeline investment refers to its equity method investment in contracted natural gas assets.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the federal securities laws. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as may result, are expected to, will continue, anticipate, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on XPLR's operations and financial results, and could cause XPLR's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of XPLR in this Form 10-Q, in presentations, on its website, in response to questions or otherwise.

Performance Risks
•XPLR's business and results of operations are affected by the performance of its renewable energy projects which could be impacted by wind and solar conditions and in certain circumstances by market prices for power.
•Operation and maintenance of renewable energy projects, battery storage projects and other facilities and XPLR's pipeline investment involve significant risks that could result in unplanned power outages, reduced output or capacity, property damage, environmental pollution, personal injury or loss of life.
•XPLR's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions and related impacts, including, but not limited to, the impact of severe weather.
•XPLR depends on certain of the renewable energy projects and the investment in pipeline assets in its portfolio for a substantial portion of its anticipated cash flows.
•Developing and investing in power and related infrastructure, including repowering of XPLR's existing renewable energy projects, requires up-front capital and other expenditures and could expose XPLR to project development risks, as well as financing expense.
•Threats of terrorism and catastrophic events that could result from geopolitical factors, terrorism, cyberattacks, or individuals and/or groups attempting to disrupt XPLR's business, or the businesses of third parties, may materially adversely affect XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.
•The ability of XPLR to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events at XPLR or NEE, as well as the financial condition of insurers. XPLR's insurance coverage does not provide protection against all significant losses.
•XPLR relies on interconnection and transmission and other pipeline facilities of third parties to deliver energy from certain of its projects and to transport natural gas to and from its pipeline investment. If these facilities become unavailable, XPLR's projects and pipeline investment may not be able to operate or deliver energy or may become partially or fully unavailable to transport natural gas.
•XPLR's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations and other standards, compliance with which may require significant capital expenditures, increase XPLR's cost of operations and affect or limit its business plans.
•XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially adversely affected by new or revised laws, regulations or executive orders, as well as by regulatory action or inaction.
•XPLR does not own all of the land on which the projects in its portfolio are located and its use and enjoyment of the property may be adversely affected to the extent that there are any lienholders or land rights holders that have rights that are superior to XPLR's rights or the U.S. Bureau of Land Management suspends its federal rights-of-way grants.
•XPLR is subject to risks associated with litigation or administrative proceedings, as well as negative publicity.
•XPLR is subject to risks associated with its ownership interests in projects that undergo development or construction, including for repowering, and other capital improvements to its clean energy or other projects, which could result in its inability to complete development and construction at those projects on time or at all, and make those projects too expensive to complete or cause the return on an investment to be less than expected.

Contract Risks
•XPLR relies on a limited number of customers and vendors and is exposed to credit and performance risk in that they may be unwilling or unable to fulfill their contractual obligations to XPLR or that they otherwise terminate their agreements with XPLR.
•XPLR may not be able to extend, renew or replace expiring or terminated PPAs, lease agreement or other customer contracts at favorable rates or on a long-term basis and XPLR may not have the ability to amend existing PPAs for renewable energy repowering projects.
•If the energy production by or availability of XPLR's clean energy projects is less than expected, they may not be able to satisfy minimum production or availability obligations under their PPAs.

Development and Acquisition Risks
•XPLR's ability to develop and/or acquire assets involves risks.
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
•XPLR's ability to develop projects, including repowering renewable energy projects, faces risks related to project siting, financing, construction, permitting, the environment, governmental approvals and the negotiation of project development agreements.
•Acquisitions of existing clean energy projects involve numerous risks.
•XPLR may develop or acquire assets that use other renewable energy technologies and may develop or acquire other types of assets. Any such development or acquisition may present unforeseen challenges and result in a competitive disadvantage relative to XPLR's more-established competitors.
•Certain agreements which XPLR or its subsidiaries are parties to have provisions which may limit or preclude XPLR from engaging in specified change of control and similar transactions.
•XPLR faces substantial competition primarily from regulated utility holding companies, developers, independent power producers, pension funds and private equity funds for opportunities in the U.S.
•Regulatory decisions that are important to XPLR may be materially adversely affected by political, regulatory, operational and economic factors.
•The natural gas pipeline industry is highly competitive, and increased competitive pressure could adversely affect XPLR's pipeline investment.

Risks Related to XPLR's Financial Activities
•XPLR may not be able to access sources of capital on commercially reasonable terms.
•Restrictions in XPLR and its subsidiaries' financing agreements could adversely affect XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.
•XPLR may be unable to maintain its current credit ratings.
•XPLR's liquidity may be impaired if its credit providers are unable to fund their credit commitments to XPLR or to maintain their current credit ratings.
•As a result of restrictions on XPLR's subsidiaries' cash distributions to XPLR and XPLR OpCo under the terms of their indebtedness or other financing agreements, cash distributions received by XPLR and XPLR OpCo from their subsidiaries could be reduced or not received at all.
•XPLR's and its subsidiaries’ substantial amount of indebtedness, which may increase, may adversely affect XPLR's ability to operate its business, and its failure to comply with the terms of its subsidiaries' indebtedness or refinance, extend or repay the indebtedness could have a material adverse effect on XPLR's financial condition.
•XPLR is exposed to risks inherent in its use of interest rate swaps.
•Widespread public health crises and epidemics or pandemics may have material adverse impacts on XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

Risks Related to XPLR's Relationship with NEE
•NEE has influence over XPLR.
•Under the CSCS agreement, XPLR receives credit support from NEE and its affiliates. XPLR's subsidiaries may default under contracts or become subject to cash sweeps if credit support is terminated, if NEE or its affiliates fail to honor their obligations under credit support arrangements, or if NEE or another credit support provider ceases to satisfy creditworthiness requirements, and XPLR will be required in certain circumstances to reimburse NEE for draws that are made on credit support.
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
•NEER's right of first refusal may adversely affect XPLR's ability to consummate future sales or to obtain favorable sale terms.
•XPLR GP and its affiliates may have conflicts of interest with XPLR and have limited duties to XPLR and its unitholders.
•XPLR GP and its affiliates and the directors and officers of XPLR are not restricted in their ability to compete with XPLR, whose business is subject to certain restrictions.
•XPLR may only terminate the MSA under certain limited circumstances.
•If certain agreements with NEE Management or NEER are terminated, XPLR may be unable to contract with a substitute service provider on similar terms.
•XPLR's arrangements with NEE limit NEE's potential liability, and XPLR has agreed to indemnify NEE against claims that it may face in connection with such arrangements, which may lead NEE to assume greater risks when making decisions relating to XPLR than it otherwise would if acting solely for its own account.

Risks Related to Ownership of XPLR's Units
•Disruptions, uncertainty or volatility in the credit and capital markets, and in XPLR's operations, business and financing strategies, may exert downward pressure on the market price of XPLR's common units.
•XPLR may not make any distributions in the future to its unitholders as a result of the execution of its business plan.
•XPLR's ability to execute its business plan depends on the ability of XPLR OpCo's subsidiaries to make cash distributions to XPLR OpCo.
•Holders of XPLR's units may be subject to voting restrictions.
•XPLR's partnership agreement replaces the fiduciary duties that XPLR GP and XPLR's directors and officers might have to holders of its common units with contractual standards governing their duties and the New York Stock Exchange does not require a publicly traded limited partnership like XPLR to comply with certain of its corporate governance requirements.
•XPLR's partnership agreement restricts the remedies available to holders of XPLR's common units for actions taken by XPLR's directors or XPLR GP that might otherwise constitute breaches of fiduciary duties.
•Certain of XPLR's actions require the consent of XPLR GP.
•Holders of XPLR's common units currently cannot remove XPLR GP without NEE's consent and provisions in XPLR's partnership agreement may discourage or delay an acquisition of XPLR that XPLR unitholders may consider favorable.
•NEE's interest in XPLR GP and the control of XPLR GP may be transferred to a third party without unitholder consent.
•Reimbursements and fees owed to XPLR GP and its affiliates for services provided to XPLR or on XPLR's behalf will reduce cash distributions from XPLR OpCo and there are no limits on the amount that XPLR OpCo may be required to pay.
•The liability of holders of XPLR's units, which represent limited partnership interests in XPLR, may not be limited if a court finds that unitholder action constitutes control of XPLR's business.
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

Taxation Risks
•XPLR's future tax liability may be greater than expected if XPLR does not generate net operating losses (NOLs) sufficient to offset taxable income, if the tax law changes, or if tax authorities challenge certain of XPLR's tax positions.
•XPLR's ability to use NOLs to offset future income may be limited.
•XPLR will not have complete control over XPLR's tax decisions.
•Distributions to unitholders may be taxable as dividends.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2024 Form 10-K and investors should refer to that section of the 2024 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and XPLR undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings. XPLR makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on XPLR's internet website, www.xplrinfrastructure.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on XPLR's website (or any of its subsidiaries' or affiliates' websites) are not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING REVENUES(a)	$282	$257
OPERATING EXPENSES
Operations and maintenance(b)	110	123
Depreciation and amortization	136	136
Goodwill impairment charge	253	—
Taxes other than income taxes and other – net	16	19
Total operating expenses – net	515	278
OPERATING LOSS	(233)	(21)
OTHER INCOME (DEDUCTIONS)
Interest expense	(159)	(13)
Equity in earnings of equity method investees	16	30
Equity in earnings of non-economic ownership interests	1	4
Other – net	2	22
Total other income (deductions) – net	(140)	43
INCOME (LOSS) BEFORE INCOME TAXES	(373)	22
INCOME TAX BENEFIT	(45)	(13)
NET INCOME (LOSS)(c)	(328)	35
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	230	35
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(98)	$70

Earnings (loss) per common unit attributable to XPLR – basic	$(1.05)	$0.75
Earnings (loss) per common unit attributable to XPLR – assuming dilution	$(1.05)	$0.75
____________________
(a)    Includes related party revenues of approximately $14 million and $3 million for the three months ended March 31, 2025 and 2024, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $33 million and $15 million for the three months ended March 31, 2025 and 2024, respectively.
(c)    For the three months ended March 31, 2025, XPLR recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three months ended March 31, 2024, XPLR recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,530	$283
Accounts receivable	128	105
Other receivables	72	86
Due from related parties	127	148
Inventory	104	108
Other	118	130
Total current assets	2,079	860
Other assets:
Property, plant and equipment – net	14,783	14,555
Intangible assets – PPAs – net	1,775	1,817
Goodwill	—	253
Investments in equity method investees	1,754	1,784
Other	1,011	1,023
Total other assets	19,323	19,432
TOTAL ASSETS	$21,402	$20,292
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63	$65
Due to related parties	415	159
Current portion of long-term debt	519	705
Accrued interest	35	46
Accrued property taxes	20	32
Other	73	80
Total current liabilities	1,125	1,087
Other liabilities and deferred credits:
Long-term debt	5,986	4,609
Asset retirement obligations	371	366
Due to related parties	45	43
Intangible liabilities – PPAs – net	1,099	1,121
Other	222	200
Total other liabilities and deferred credits	7,723	6,339
TOTAL LIABILITIES	8,848	7,426
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (94.0 and 93.5 units issued and outstanding, respectively)	3,123	3,221
Accumulated other comprehensive loss	(6)	(6)
Noncontrolling interests	9,437	9,651
TOTAL EQUITY	12,554	12,866
TOTAL LIABILITIES AND EQUITY	$21,402	$20,292

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(328)	$35
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136	136
Intangible amortization – PPAs	20	21
Change in value of derivative contracts	86	(51)
Deferred income taxes	(41)	11
Equity in earnings of equity method investees, net of distributions received	30	14
Equity in earnings of non-economic ownership interests, net of distributions received	8	(4)
Goodwill impairment charge	253	—
Other – net	1	5
Changes in operating assets and liabilities:
Current assets	(27)	(45)
Noncurrent assets	1	(11)
Current liabilities	(63)	(33)
Noncurrent liabilities	14	—
Net cash provided by operating activities	90	78
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(89)	(64)
Payments from related parties under CSCS agreement – net	34	68
Reimbursements from related parties for capital expenditures	—	34
Other – net	6	4
Net cash provided by (used in) investing activities	(49)	42
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	3
Issuances of long-term debt, including premiums and discounts	1,754	24
Retirements of long-term debt	(536)	(25)
Debt issuance costs	(19)	(2)
Partner contributions	5	29
Partner distributions	(21)	(188)
Payments to Class B noncontrolling interest investors	(21)	(18)
Proceeds from differential membership investors	81	75
Payments to differential membership investors	(28)	(11)
Other – net	(1)	—
Net cash provided by (used in) financing activities	1,217	(113)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,258	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	328	294
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$1,586	$301
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$66	$50
Cash received for income taxes – net	$(4)	$(24)
Accrued property additions	$339	$42

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended March 31, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2024	93.5	$3,221	$(6)	$9,651	$12,866
Issuance of common units – net	0.5	1	—	—	1
Net income (loss)	—	(98)	—	(230)	(328)
Related party contributions	—	—	—	5	5
Distributions, primarily to related parties	—	—	—	(21)	(21)
Other differential membership investment activity	—	—	—	53	53
Payments to Class B noncontrolling interest investors	—	—	—	(21)	(21)
Other – net	—	(1)	—	—	(1)
Balances, March 31, 2025	94.0	$3,123	$(6)	$9,437	$12,554

	Common Units
Three Months Ended March 31, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2023	93.4	$3,576	$(7)	$10,488	$14,057
Issuance of common units – net	0.1	1	—	—	1
Net income (loss)	—	70	—	(35)	35
Related party note receivable	—	—	—	2	2
Related party contributions	—	—	—	26	26
Distributions, primarily to related parties	—	—	—	(106)	(106)
Other differential membership investment activity	—	—	—	64	64
Payments to Class B noncontrolling interest investors	—	—	—	(18)	(18)
Distributions to unitholders(a)	—	(82)	—	—	(82)
Other – net	—	(1)	—	—	(1)
Balances, March 31, 2024	93.5	$3,564	$(7)	$10,421	$13,978
_____________________________
(a)    Distributions per common unit of $0.8800 were paid during the three months ended March 31, 2024.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K. In the opinion of XPLR management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. XPLR's operating revenues are generated primarily from various non-affiliated parties under PPAs. XPLR's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs. XPLR believes that the obligation to deliver energy is satisfied over time as the customer simultaneously receives and consumes benefits provided by XPLR. In addition, XPLR believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. XPLR’s operating revenues for the three months ended March 31, 2025 and 2024 are revenue from contracts with customers for energy sales of approximately $271 million and $242 million, respectively. XPLR's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of XPLR's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

XPLR recognizes revenues as energy and any related renewable energy attributes are delivered, consistent with the amounts billed to customers based on rates stipulated in the respective agreements. XPLR considers the amount billed to represent the value of energy delivered to the customer. XPLR’s customers typically receive bills monthly with payment due within 30 days.
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2051, will vary based on the volume of energy delivered. At March 31, 2025, XPLR expects to record approximately $156 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

2. Derivative Instruments and Hedging Activity

XPLR uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. XPLR records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. XPLR does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in XPLR's condensed consolidated statements of income (loss). At March 31, 2025 and December 31, 2024, the net notional amounts of the interest rate contracts were approximately $4.0 billion and $5.5 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in XPLR's condensed consolidated statements of income (loss). At March 31, 2025 and December 31, 2024, XPLR had derivative commodity contracts for power with net notional volumes of approximately 2.3 million MWh and 2.7 million MWh, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in XPLR's condensed consolidated statements of cash flows.

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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

The tables below present XPLR's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2025 and December 31, 2024 as well as the location of the net derivative positions, based on the expected timing of future payments, on XPLR's condensed consolidated balance sheets.

	March 31, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$176	$—	$—	$176
Commodity contracts	$—	$—	$2	$(2)	—
Total derivative assets					$176
Liabilities:
Interest rate contracts	$—	$21	$—	$—	$21
Commodity contracts	$—	$—	$6	$(2)	4
Total derivative liabilities					$25

Net fair value by balance sheet line item:
Current other assets					$41
Noncurrent other assets					135
Total derivative assets					$176

Current other liabilities					$13
Noncurrent other liabilities					12
Total derivative liabilities					$25
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$242	$—	$(2)	$240
Commodity contracts	$—	$—	$4	$(2)	2
Total derivative assets					$242
Liabilities:
Interest rate contracts	$—	$2	$—	$(2)	$—
Commodity contracts	$—	$—	$7	$(2)	5
Total derivative liabilities					$5

Net fair value by balance sheet line item:
Current other assets					$55
Noncurrent other assets					187
Total derivative assets					$242

Current other liabilities					$5
Noncurrent other liabilities					—
Total derivative liabilities					$5
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to XPLR's derivatives are recorded in XPLR's condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2025	2024
	(millions)
Interest rate contracts – interest expense	$(90)	$69
Commodity contracts – operating revenues	$(1)	$—

Credit-Risk-Related Contingent Features – Certain of XPLR's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2025 and December 31, 2024, the aggregate fair value of XPLR's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $21 million and $2 million, respectively.

3. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of XPLR's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 2 – Fair Value Measurement of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on XPLR's condensed consolidated balance sheets is estimated using a market approach based on current observable market prices.

Recurring Non-Derivative Fair Value Measurements – XPLR’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$1,267	$—	$1,267	$—	$—	$—
Total assets	$1,267	$—	$1,267	$—	$—	$—

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,505	$6,362	$5,314	$5,216
____________________
(a)    At March 31, 2025 and December 31, 2024, approximately $6,346 million and $5,201 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At March 31, 2025 and December 31, 2024, approximately $878 million and $1,028 million, respectively, of the fair value relates to the 2020 convertible notes and the 2022 convertible notes and is Level 2.

Nonrecurring Fair Value Measurements – XPLR tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the goodwill is less than the carrying value. During the preparation of XPLR's March 31, 2025 financial statements, XPLR concluded that a triggering event occurred and it was more likely than not that the fair value of its reporting unit was less than its carrying value as a result of the significant decline in trading price of XPLR's common units during the first quarter of 2025. Therefore, XPLR performed a quantitative analysis using a combination of (i) an income approach consisting of a discounted cash flow analysis to estimate fair value for noncontrolling interests, including Class B membership interests and differential membership interests, (ii) a market approach derived from the observable trading price of its common units at March 31, 2025 of $9.50 to estimate fair value for (a) its common units and (b) noncontrolling interests related to NEE Equity's interest in XPLR OpCo, and (iii) an estimated control premium for the reporting unit and determined that the fair value of its reporting unit was less than its carrying value. As a result, XPLR recognized a non-cash goodwill impairment charge in the first quarter of 2025 of approximately $253 million ($222 million after tax), or the full remaining carrying value of goodwill, which is reflected in its condensed consolidated statement of income (loss) for the three months ended March 31, 2025.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Income Taxes

XPLR recognizes in income its applicable ownership share of income taxes due to the disregarded tax status of substantially all of the projects under XPLR OpCo. Net income or loss attributable to noncontrolling interests includes minimal income taxes.

A reconciliation of the income tax expense (benefit) and effective tax rate based on the statutory U.S. federal income tax rate is as follows:

	Three Months Ended March 31,
	2025		2024
	(millions, except for percentages)
Income tax expense (benefit) at U.S. statutory rate of 21%	$(78)	21.0%	$5	21.0%
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	47	(12.7)	(11)	(48.7)
State income taxes – net of federal income tax benefit	(9)	2.3	—	1.3
Renewable energy tax credits	(5)	1.4	(8)	(35.3)
Other – net	—	—	1	2.3
Income tax benefit and effective tax rate	$(45)	12.0%	$(13)	(59.4)%

5. Variable Interest Entities

XPLR has identified XPLR OpCo, a limited partnership with a general partner and limited partners, as a VIE. XPLR has consolidated the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At March 31, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. The assets and liabilities of XPLR OpCo as well as the operations of XPLR OpCo represent substantially all of XPLR's assets and liabilities and its operations.

In addition, at March 31, 2025, XPLR OpCo consolidated 18 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 9 – Noncontrolling Interests) in entities which own and operate 37 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $10,521 million and $549 million, respectively, at March 31, 2025. At December 31, 2024, there were 19 VIEs and the assets and liabilities of those VIEs at such date totaled approximately $10,940 million and $588 million, respectively.

At March 31, 2025 and December 31, 2024, XPLR OpCo also consolidated five VIEs related to the sales of noncontrolling Class B membership interests in certain XPLR subsidiaries (see Note 7 – Class B Noncontrolling Interests and Note 9 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 5,560 MW and battery storage capacity of 120 MW, as well as ownership interests in natural gas pipeline assets (Class B VIEs). These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs – net and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $13,019 million and $2,546 million, respectively, at March 31, 2025 and $13,133 million and $2,582 million, respectively, at December 31, 2024. Certain of the Class B VIEs include six other VIEs related to XPLR's ownership interests in Rosmar Holdings, LLC, Silver State South Solar, LLC (Silver State), Meade Pipeline Co LLC (Meade), Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC (Emerald Breeze). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,376 million and $7,413 million of assets and $411 million and $429 million of liabilities are also included in the above disclosure of the VIEs related to differential membership interests at March 31, 2025 and December 31, 2024, respectively.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
At March 31, 2025 and December 31, 2024, XPLR OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings), which has interests in a battery storage facility with storage capacity of 230 MW in which XPLR has an indirect 67% controlling ownership interest, which is a VIE. The assets, primarily property, plant and equipment – net, and the liabilities, primarily asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $412 million and $9 million, respectively, at March 31, 2025 and $414 million and $9 million, respectively, at December 31, 2024. This VIE contains entities which have sold differential membership interests and approximately $331 million and $333 million of assets and $9 million and $9 million of liabilities at March 31, 2025 and December 31, 2024, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of XPLR OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

At March 31, 2025, XPLR had an indirect equity method investment in three NEER solar projects with a total generating capacity of 277 MW and battery storage capacity of 230 MW. Through a series of transactions, a subsidiary of XPLR issued 1,000,000 XPLR OpCo Class B Units, Series 1 and 1,000,000 XPLR OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in the three solar projects (non-economic ownership interests). NEER, as holder of the XPLR OpCo Class B Units, will retain 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to XPLR OpCo. NEER has agreed to indemnify XPLR against all risks relating to XPLR’s ownership of the projects until NEER offers to sell economic interests to XPLR and XPLR accepts such offer, if XPLR chooses to do so. NEER has also agreed to continue to manage the operation of the projects at its own cost, and to contribute to the projects any capital necessary for the operation of the projects, until NEER offers to sell economic interests to XPLR and XPLR accepts such offer. At March 31, 2025 and December 31, 2024, XPLR's equity method investment related to the non-economic ownership interests of approximately $316 million and $324 million, respectively, is reflected as noncurrent other assets on XPLR's condensed consolidated balance sheets. All equity in earnings of the non-economic ownership interests is allocated to net income (loss) attributable to noncontrolling interests. XPLR is not the primary beneficiary and therefore does not consolidate these entities because it does not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and does not have a controlling interest in these entities.

6. Debt

Long-term debt issuances and borrowings by subsidiaries of XPLR during the three months ended March 31, 2025 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount	Maturity Date
			(millions)
February 2025	Other long-term debt	Fixed(a)	$4	(a)
March 2025	XPLR OpCo senior unsecured notes	Fixed(b)	$1,750	(b)
————————————
(a)See Note 8 – Related Party Long-Term Debt.
(b)Includes $825 million of 8.375% senior unsecured notes due 2031 and $925 million of 8.625% senior unsecured notes due 2033.

In March 2025, approximately $330 million of borrowings outstanding under the XPLR OpCo credit facility were repaid. Also in March 2025, approximately $182 million principal amount of the 2020 convertible notes were repurchased for $177 million and XPLR recorded a gain on extinguishment of debt of $5 million which is reflected in interest expense on the condensed consolidated statement of income (loss).

XPLR OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

7. Equity

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes. During periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of XPLR's basic and diluted earnings per unit for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(millions, except per unit amounts)
Numerator – Net income (loss) attributable to XPLR	$(98)	$70

Denominator:
Weighted-average number of common units outstanding – basic	93.7	93.5
Effect of dilutive convertible notes(a)	—	—
Weighted-average number of common units outstanding – assuming dilution	93.7	93.5
Earnings per common unit attributable to XPLR:
Basic	$(1.05)	$0.75
Assuming dilution	$(1.05)	$0.75
————————————
(a)During all periods the outstanding convertible notes were antidilutive and as such were not included in the calculation of diluted earnings per unit.

Class B Noncontrolling Interests – In 2019, a subsidiary of XPLR sold Class B membership interests in XPLR Renewables II to a third-party investor. In April 2025, XPLR exercised its buyout right and purchased the remaining outstanding Class B membership interests in XPLR Renewables II for approximately $931 million.

Accumulated Other Comprehensive Income (Loss) – During the three months ended March 31, 2025, XPLR recognized less than $1 million of other comprehensive income related to an equity method investee. During the three months ended March 31, 2024, XPLR recognized less than $1 million of other comprehensive income related to an equity method investee. At March 31, 2025 and 2024, XPLR's accumulated other comprehensive loss totaled approximately $13 million and $14 million, respectively, of which $7 million and $7 million, respectively, was attributable to noncontrolling interest and $6 million and $7 million, respectively, was attributable to XPLR.

8. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus reimbursable costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER. Costs incurred in connection with development and construction coordination provided by NEER primarily in connection with wind repowering of approximately $322 million and $1 million during the three months ended March 31, 2025 and 2024, respectively, were capitalized. Remaining costs under these agreements are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss).

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to XPLR, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). XPLR OpCo also made certain payments to NEE based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by XPLR OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. XPLR’s O&M expenses for the three months ended March 31, 2025 and 2024 include approximately $1 million and $1 million, respectively, related to the MSA.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Cash Sweep and Credit Support Agreement – XPLR OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy XPLR’s subsidiaries’ contractual obligations. XPLR OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. XPLR’s O&M expenses for the three months ended March 31, 2025 and 2024 include approximately $2 million and $2 million, respectively, related to the CSCS agreement and in 2025 includes $(11) million related to true-up of amounts previously charged.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from XPLR OpCo under the CSCS agreement or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. At March 31, 2025 and December 31, 2024, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $93 million and $127 million, respectively, and are included in due from related parties on XPLR's condensed consolidated balance sheets. During the three months ended March 31, 2024, XPLR recorded interest income of approximately $18 million due from NEER for cash sweep amounts held relating to proceeds from the December 2023 sale of the natural gas pipelines located in Texas (Texas pipelines), which is reflected in other – net on the condensed consolidated statements of income (loss).

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements and agreements relating to sales of renewable energy tax credits, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At March 31, 2025, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion related to these obligations.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of XPLR acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At March 31, 2025 and December 31, 2024, the note payable was approximately $90 million and $85 million, respectively and is included in long-term debt on XPLR's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

Due to Related Parties – Noncurrent amounts due to related parties on XPLR's condensed consolidated balance sheets primarily represent amounts owed by certain of XPLR's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on XPLR's condensed consolidated balance sheets.

Tax Allocations – In March 2024, NEE Equity, as holder of the Class P units, was allocated for the 2023 tax year taxable gains for U.S. federal income tax purposes of approximately $154 million from the transaction specified in the limited partnership agreement of XPLR OpCo.

9. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At March 31, 2025 and December 31, 2024, XPLR had approximately $56 million and $45 million, respectively, of restricted cash included in current other assets on XPLR's condensed consolidated balance sheets. Restricted cash at March 31, 2025 and December 31, 2024 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Property, Plant and Equipment – Property, plant and equipment consists of the following:

	March 31, 2025	December 31, 2024
	(millions)
Property, plant and equipment, gross	$17,894	$17,539
Accumulated depreciation	(3,111)	(2,984)
Property, plant and equipment – net	$14,783	$14,555

Income Taxes – For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of renewable energy tax credits for the three months ended March 31, 2025 and 2024 of approximately $4 million and $24 million are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on XPLR's condensed consolidated statements of cash flows.

Noncontrolling Interests – At March 31, 2025, noncontrolling interests on XPLR's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in XPLR Renewables II, XPLR Pipelines, Genesis Holdings, XPLR Renewables III and XPLR Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.2% noncontrolling interest in XPLR OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling interest in Emerald Breeze, a third-party's 50% interest in Star Moon Holdings and the non-economic ownership interests. The impact of the net income (loss) attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income attributable to XPLR based on the respective ownership percentage of XPLR OpCo.

Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended March 31, 2025	(millions)
Balances, December 31, 2024	$4,376	$3,457	$549	$1,269	$9,651
Net income (loss) attributable to noncontrolling interests	74	(193)	(132)	21	(230)
Related party contributions	—	—	5	—	5
Distributions, primarily to related parties	—	—	(6)	(15)	(21)
Differential membership investment contributions, net of distributions and buyouts	—	53	—	—	53
Payments to Class B noncontrolling interest investors	(21)	—	—	—	(21)
Balances, March 31, 2025	$4,429	$3,317	$416	$1,275	$9,437
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

XPLR INFRASTRUCTURE, LP
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
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.

Segment Information – XPLR’s single reportable segment, through its ownership interest in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets and an investment in natural gas pipeline assets. XPLR’s reportable segment derives revenues primarily from various non-affiliated parties under long-term PPAs. See Note 1 for information regarding XPLR's operating revenues.

XPLR's significant segment expenses include operations and maintenance, depreciation and amortization, interest expense and income tax benefit which are reflected in XPLR's condensed consolidated statements of income (loss). XPLR's other segment items include goodwill impairment charge, taxes other than income taxes and other – net, equity in earnings of equity method investees, equity in earnings of non-economic ownership interests and other – net, which are reflected in XPLR's condensed consolidated statements of income (loss).

XPLR's additional segment information is as follows:

	Three Months Ended March 31,
	2025	2024
	(millions)
Capital expenditures and other investments	$89	$64

	March 31, 2025	December 31, 2024
	(millions)
Property, plant and equipment – net	$14,783	$14,555
Total assets	$21,402	$20,292
Investments in equity method investees	$1,754	$1,784

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects and an investment in natural gas pipeline assets. XPLR consolidates the results of XPLR OpCo and its subsidiaries through its controlling interest in the general partner of XPLR OpCo. At March 31, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. XPLR's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2024 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period. XPLR is evaluating options relating to its ownership interest in Meade, including a potential sale. XPLR accounts for the investment under the equity method of accounting and the investment has a carrying value of approximately $1.13 billion as of March 31, 2025. XPLR is monitoring the carrying value of its investment in relation to a potential sale price.

XPLR has taken and continues to take actions in anticipation of, or in response to, actual and threatened tariffs and other related supply chain disruptions and is taking steps intended to mitigate risks to its project development, capital improvement and maintenance activities. While there has been no material impact on XPLR's operations or financial performance as a result of these activities to date in 2025, these activities, tariffs and corresponding disruptions in the supply chain could significantly increase costs in future periods if XPLR is unable to mitigate the impacts of tariffs that remain in effect.

A number of additional, non-international trade-related administrative activities have occurred in 2025 at the federal and regional levels, including federal executive orders and proposed federal or regional rulemakings and requirements. Depending on how these actions may be finalized and implemented, they could affect demand for new generation and prices for electricity and limit XPLR's and its subsidiaries' ability, and the ability of third parties with which XPLR contracts, to obtain or renew necessary approvals, rights-of-way, permits, leases or loans for wind and other energy projects.

There have been reports of various members of the U.S. Congress advancing or preparing to propose federal legislation that could impact XPLR, including legislation that could adversely change existing tax laws that are beneficial to XPLR or further impact international trade.

Results of Operations

	Three Months Ended March 31,
	2025	2024
	(millions)
OPERATING REVENUES	$282	$257
OPERATING EXPENSES
Operations and maintenance	110	123
Depreciation and amortization	136	136
Goodwill impairment charge	253	—
Taxes other than income taxes and other – net	16	19
Total operating expenses – net	515	278
OPERATING LOSS	(233)	(21)
OTHER INCOME (DEDUCTIONS)
Interest expense	(159)	(13)
Equity in earnings of equity method investees	16	30
Equity in earnings of non-economic ownership interests	1	4
Other – net	2	22
Total other income (deductions) – net	(140)	43
INCOME (LOSS) BEFORE INCOME TAXES	(373)	22
INCOME TAX BENEFIT	(45)	(13)
NET INCOME (LOSS)	(328)	35
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	230	35
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(98)	$70

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under XPLR's PPAs, partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Operating revenues increased $25 million for the three months ended March 31, 2025. The increase primarily reflects higher revenues of approximately $16 million due to favorable wind resource (103% of long-term average wind speeds in 2025 compared to 97% in 2024) and $7 million due to solar generation which had a planned outage in 2024.

Operating Expenses

Goodwill Impairment Charge
The $253 million goodwill impairment charge recognized during the three months ended March 31, 2025 reflects the non-cash goodwill impairment charge recognized in March 2025. See Note 3 – Nonrecurring Fair Value Measurements.

Other Income (Deductions)

Interest Expense
The increase in interest expense of $146 million during the three months ended March 31, 2025 primarily reflects approximately $159 million of unfavorable mark-to-market activity ($90 million of losses recorded in 2025 compared to $69 million of gains in 2024), partly offset by $13 million of lower interest expense due to decreased average debt outstanding.

Other – net
For the three months ended March 31, 2025, the change in other – net primarily reflects the absence of the interest income from NEER for cash sweep amounts held relating to proceeds from the December 2023 sale of the Texas pipelines.

Income Taxes

For the three months ended March 31, 2025, XPLR recorded income tax benefit of $45 million on loss before income taxes of $373 million, resulting in an effective tax rate of approximately 12%. The tax benefit is primarily comprised of tax benefits of approximately $78 million at the U.S. federal statutory rate of 21%, $9 million of state taxes and $5 million attributable to renewable energy tax credits, partly offset by tax expense of $47 million related to taxes attributable to noncontrolling interests. See Note 4.

For the three months ended March 31, 2024, XPLR recorded income tax benefit of $13 million on income before income taxes of $22 million, resulting in an effective tax rate of approximately (59)%. The tax benefit is primarily comprised of tax benefits of approximately $11 million related to taxes attributable to noncontrolling interests and $8 million attributable to renewable energy tax credits, partly offset by tax expense of $5 million at the U.S. federal statutory rate of 21%. See Note 4.

Net Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2025, the change in net loss attributable to noncontrolling interests primarily reflects the change in the net income or loss attributable to NEE Equity's noncontrolling interest of approximately $205 million ($132 million of net loss in 2025 compared to $73 million of net income in 2024), partly offset by lower net loss allocated to differential membership interest investors of $10 million ($193 million in 2025 compared to $203 million in 2024). See Note 9 – Noncontrolling Interests.

Liquidity and Capital Resources

XPLR’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 8, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 6 and Note 2) and distributions to the holders of noncontrolling interests. XPLR expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, XPLR expects to consider additional repowering opportunities at its existing projects and other investment opportunities, and to exercise buyout rights relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party (see Note 9 – Noncontrolling Interests and Note 7 – Class B Noncontrolling Interests). The investment, development and buyout opportunities are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and divestitures, and may be funded with issuances of additional XPLR common units, including under its ATM program. XPLR may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 9 – Noncontrolling Interests and Note 7 – Class B Noncontrolling Interests). In addition, XPLR expects to fund debt maturities through refinancing. XPLR may, but does not expect to, issue common units to satisfy XPLR's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion (see Note 6).

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

Liquidity Position

At March 31, 2025, XPLR's liquidity position was approximately $4,023 million. The table below provides the components of XPLR’s liquidity position:

	March 31, 2025		Maturity Date
	(millions)
Cash and cash equivalents	$1,530	(a)
Amounts due under the CSCS agreement	93
Revolving credit facility(b)	2,450		2029
Less issued letters of credit	(50)
Total	$4,023
____________________
(a)    See Equity Arrangements below.
(b)    Approximately $90 million of the XPLR OpCo credit facility expires in 2028. See Financing Arrangements below.

Management believes that XPLR's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures and liquidity commitments. Management continues to regularly monitor XPLR's financing needs consistent with prudent balance sheet management.

Financing Arrangements

XPLR OpCo and its direct subsidiary are parties to the $2,450 million XPLR OpCo credit facility. During the three months ended March 31, 2025, approximately $330 million of borrowings outstanding under the XPLR OpCo credit facility were repaid. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility as well as to avoid default and related acceleration provisions, XPLR OpCo and its direct subsidiary are required to, among other things, be in compliance with financial covenants of a maximum leverage ratio and a minimum interest coverage ratio, as defined in the XPLR OpCo credit facility. At March 31, 2025, XPLR and its direct subsidiary were in compliance with these required ratios. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. See Note 6.

During the three months ended March 31, 2025, XPLR OpCo issued $825 million of 8.375% senior unsecured notes due 2031 and $925 million of 8.625% senior unsecured notes due 2033, and approximately $182 million principal amount of the 2020 convertible notes were repurchased for $177 million. See Note 6.

XPLR OpCo and certain indirect subsidiaries are also subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of XPLR's financings provide for interest payable at a fixed interest rate. However, certain of XPLR's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. At March 31, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

Equity Arrangements

In April 2025, XPLR exercised its buyout right and purchased the remaining outstanding Class B membership interests in XPLR Renewables II. See Note 7 – Class B Noncontrolling Interests.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including development and construction expenditures that are expected to increase XPLR OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2025 and 2024, XPLR had capital expenditures of approximately $89 million and $64 million, respectively.

Cash Flows

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2025	2024	Change
	(millions)
Net cash provided by operating activities	$90	$78	$12
Net cash provided by (used in) investing activities	$(49)	$42	$(91)
Net cash provided by (used in) financing activities	$1,217	$(113)	$1,330

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by higher resource, lower O&M expenses and the timing of transactions impacting working capital.

Net Cash Provided by (Used in) Investing Activities

	Three Months Ended March 31,
	2025	2024
	(millions)
Capital expenditures and other investments	$(89)	$(64)
Payments from related parties under CSCS agreement – net	34	68
Reimbursements from related parties for capital expenditures	—	34
Other – net	6	4
Net cash provided by (used in) investing activities	$(49)	$42

The change in net cash provided by (used in) investing activities was primarily driven by higher capital expenditures and other investments, net of reimbursements, and lower payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement.

Net Cash Provided by (Used in) Financing Activities

	Three Months Ended March 31,
	2025	2024
	(millions)
Proceeds from issuance of common units – net	$3	$3
Issuances (retirements) of long-term debt – net	1,218	(1)
Debt issuance costs	(19)	(2)
Partner contributions (distributions) – net	(16)	(159)
Proceeds related to differential membership interests – net	53	64
Payments related to Class B noncontrolling interests – net	(21)	(18)
Other – net	(1)	—
Net cash provided by (used in) financing activities	$1,217	$(113)

The change in net cash provided by (used in) financing activities primarily reflects issuances of long-term debt in 2025 and lower partner distributions.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that XPLR believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the critical accounting estimates may result in materially different amounts being reported under different conditions or using different assumptions. XPLR’s significant accounting policies, including those requiring critical accounting estimates, were reported in the 2024 Form 10-K. There have been no material changes regarding these significant accounting policies, including critical accounting estimates.

See Note 3 – Nonrecurring Fair Value Measurements for a discussion of goodwill impairment and Management’s Discussion – Overview for a discussion regarding a potential sale of XPLR’s ownership interest in Meade.

Quantitative and Qualitative Disclosures About Market Risk

XPLR is exposed to market risks in its normal business activities. Market risk is measured as the potential loss that may result from hypothetical reasonably possible market changes associated with its business over the next year. The types of market risks include interest rate and counterparty credit risks.

Interest Rate Risk

XPLR is exposed to risk resulting from changes in interest rates associated with outstanding and expected future debt issuances and borrowings. XPLR manages interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements (see Note 2).

XPLR has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2025, approximately 99% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At March 31, 2025, the estimated fair value of XPLR's long-term debt was approximately $6.4 billion and the carrying value of the long-term debt was $6.5 billion. See Note 3 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of XPLR's long-term debt would increase by approximately $118 million at March 31, 2025.

At March 31, 2025, XPLR had interest rate contracts with a net notional amount of approximately $4.0 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, XPLR’s net derivative assets at March 31, 2025 would decrease by approximately $63 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, XPLR had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of XPLR's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of XPLR concluded that XPLR's disclosure controls and procedures were effective as of March 31, 2025.

(b)    Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2024 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2024 Form 10-K, as well as other information set forth in this report, which could materially adversely affect XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan, should be carefully considered. The risks described in the 2024 Form 10-K are not the only risks facing XPLR. Additional risks and uncertainties not currently known to XPLR, or that are currently deemed to be immaterial, also may materially adversely affect XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by XPLR of its common units during the three months ended March 31, 2025 is as follows:

Period	Total Number of Units Purchased(a)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of a Publicly Announced Program	Maximum Number of Units that May Yet be Purchased Under the Program
1/1/25 – 1/31/25	—	—	—	—
2/1/25 – 2/28/25	22,808	$8.51	—	—
3/1/25 – 3/31/25	—	—	—	—
Total	22,808	$8.51	—
____________________
(a)    In February 2025, shares of common units were withheld from recipients to pay certain withholding taxes upon the vesting of stock awards granted to such recipients under the NextEra Energy Partners, LP 2014 Long Term Incentive Plan.

Item 5. Other Information

(c)    During the three months ended March 31, 2025, no director or officer of XPLR adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Certain exhibits listed below refer to "NextEra Energy Partners, LP" and "NextEra Energy Operating Partners, LP" and were effective prior to the change of the name NextEra Energy Partners, LP to XPLR Infrastructure, LP and of the name NextEra Energy Operating Partners, LP to XPLR Infrastructure Operating Partners, LP, in the first quarter of 2025.

Exhibit Number	Description
3.1*	Sixth Amended and Restated Agreement of Limited Partnership of XPLR Infrastructure, LP, dated as of January 23, 2025 (filed as Exhibit 3.1 to Form 8-K dated January 23, 2025, File No. 1-36518)
3.2*	Certificate of Amendment to Certificate of Limited Partnership of NextEra Energy Partners, LP, dated as of January 23, 2025 (filed as Exhibit 3.2 to Form 8-K dated January 23, 2025, File No. 1-36518)
3.3*	Amended and Restated Certificate of Incorporation of XPLR Infrastructure Partners GP, Inc. (filed as Exhibit 3.3 to Form 8-K dated January 23, 2025, File No. 1-36518)
3.4*	Amended and Restated Bylaws of XPLR Infrastructure Partners GP, Inc. (filed as Exhibit 3.4 to Form 8-K dated January 23, 2025, File No. 1-36518)
4.1*
Third Amendment to the Guarantee Agreement dated as of September 25, 2017, between XPLR Infrastructure, LP and The Bank of New York Mellon, as guarantee trustee, entered into as of March 25, 2025 (filed as Exhibit 4.8 to Form 8-K dated March 25, 2025, File No. 1-36518)

4.2*
Third Amendment to the Guarantee Agreement dated as of September 25, 2017, between XPLR Infrastructure US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of March 25, 2025 (filed as Exhibit 4.9 to Form 8-K dated March 25, 2025, File No. 1-36518)

4.3*
Officer's Certificate of XPLR Infrastructure Operating Partners, LP, dated March 25, 2025, creating the 8.375% Senior Notes due 2031 (filed as Exhibit 4.10 to Form 8-K dated March 25, 2025, File No. 1-36518)

4.4*
Officer's Certificate of XPLR Infrastructure Operating Partners, LP, dated March 25, 2025, creating the 8.625% Senior Notes due 2033 (filed as Exhibit 4.11 to Form 8-K dated March 25, 2025, File No. 1-36518)

10.1*
Fifth Amended and Restated Management Services Agreement, dated as of February 19, 2025, by and among XPLR Infrastructure, LP, XPLR Infrastructure Operating Partners GP, LLC, XPLR Infrastructure Operating Partners, LP and NextEra Energy Management Partners, LP (filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

Exhibit Number	Description
10.2*
Amended and Restated Exchange Agreement by and among NextEra Energy Equity Partners, LP, XPLR Infrastructure Operating Partners, LP, XPLR Infrastructure Partners GP, Inc. and XPLR Infrastructure, LP, dated as of February 17, 2025 (filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.3*	XPLR Infrastructure, LP Second Amended and Restated Registration Rights Agreement dated February 17, 2025 (filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)
10.4*
Second Amended and Restated Cash Sweep and Credit Support Agreement by and between XPLR Infrastructure Operating Partners, LP and NextEra Energy Resources, LLC, dated as of February 17, 2025 (filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.5*
Amended and Restated Right of First Refusal Agreement, dated as of February 17, 2025, by and among XPLR Infrastructure, LP, XPLR Infrastructure Operating Partners, LP, and NextEra Energy Resources, LLC (filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.6*	XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)
10.7*	Form of Restricted Unit Award Agreement under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10.11(a) to Form 10-K for the year ended December 31, 2024, File No. 1-36518)
10.8*
XPLR Infrastructure, LP Compensation Summary for Independent Non-Employee Director of XPLR Infrastructure, LP, effective January 1, 2025 (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.9*
Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables II, LLC, dated as of February 17, 2025 (filed as Exhibit 10.16 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.10*
Second Amended and Restated Limited Liability Company Agreement of XPLR Infrastructure Pipelines, LLC, dated as of February 17, 2025 (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.11*
Fourth Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of February 17, 2025 (filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.12*
Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables III, LLC, dated as of February 17, 2025 (filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.13*
Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables IV, LLC, dated as of February 17, 2025 (filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.14*
Fifth Amended and Restated Agreement of Limited Partnership of XPLR Infrastructure Operating Partners, LP, dated as of January 27, 2025 (filed as Exhibit 10.2 to Form 8-K dated January 23, 2025, File No. 1-36518)

10.15*
Certificate of Amendment to Certificate of Limited Partnership of NextEra Energy Operating Partners, LP, dated as of January 27, 2025 (filed as Exhibit 10.3 to Form 8-K dated January 23, 2025, File No. 1-36518)

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

Date:  May 8, 2025

XPLR INFRASTRUCTURE, LP
(Registrant)

JAMES M. MAY
James M. May Controller (Principal Accounting Officer)