Form 10-Q
period 2025-06-30
XPLR Infrastructure, LP
filed 2025-08-07
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Number of XPLR Infrastructure, LP common units outstanding at June 30, 2025: 93,966,346

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2020 convertible notes	senior unsecured convertible notes issued in 2020
2022 convertible notes	senior unsecured convertible notes issued in 2022
2024 Form 10-K	XPLR's Annual Report on Form 10-K for the year ended December 31, 2024
ASA	administrative services agreement
clean energy tax credits	production tax credits and investment tax credits collectively
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
ITC	investment tax credit
limited partner interest in XPLR OpCo	limited partner interest in XPLR OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Fifth Amended and Restated Management Services Agreement among XPLR, NEE Management, XPLR OpCo and XPLR OpCo GP
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
PPA	power purchase agreement
PTC	production tax credit
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America
VIE	variable interest entity
XPLR	XPLR Infrastructure, LP
XPLR GP	XPLR Infrastructure Partners GP, Inc.
XPLR OpCo	XPLR Infrastructure Operating Partners, LP
XPLR OpCo credit facility	senior secured revolving credit facility of XPLR OpCo and its direct subsidiary
XPLR OpCo GP	XPLR Infrastructure Operating Partners GP, LLC
XPLR Pipelines	XPLR Infrastructure Pipelines, LLC
XPLR Renewables II	XPLR Renewables II, LLC
XPLR Renewables III	XPLR Renewables III, LLC
XPLR Renewables IV	XPLR Renewables IV, LLC

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES(a)	$342	$360	$624	$617
OPERATING EXPENSES
Operations and maintenance(b)	102	139	212	261
Depreciation and amortization	141	138	277	274
Goodwill impairment charge	—	—	253	—
Taxes other than income taxes and other – net	18	16	37	36
Total operating expenses – net	261	293	779	571
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	9	(1)	12	(1)
OPERATING INCOME (LOSS)	90	66	(143)	45
OTHER INCOME (DEDUCTIONS)
Interest expense	(131)	(54)	(290)	(67)
Equity in earnings of equity method investees	31	48	48	78
Equity in earnings (losses) of non-economic ownership interests	(3)	1	(3)	5
Other – net	8	18	10	39
Total other income (deductions) – net	(95)	13	(235)	55
INCOME (LOSS) BEFORE INCOME TAXES	(5)	79	(378)	100
INCOME TAX EXPENSE (BENEFIT)	(41)	21	(86)	8
NET INCOME (LOSS)(c)	36	58	(292)	92
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43	4	273	40
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$79	$62	$(19)	$132

Earnings (loss) per common unit attributable to XPLR – basic	$0.84	$0.66	$(0.20)	$1.41
Earnings (loss) per common unit attributable to XPLR – assuming dilution	$0.84	$0.66	$(0.20)	$1.41
____________________
(a)    Includes related party revenues of approximately $7 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $21 million and $6 million for the six months ended June 30, 2025 and 2024, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $7 million and $33 million for the three months ended June 30, 2025 and 2024, respectively, and $40 million and $49 million for the six months ended June 30, 2025 and 2024, respectively.
(c)    For the three and six months ended June 30, 2025, XPLR recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three and six months ended June 30, 2024, XPLR recognized less than $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$880	$283
Accounts receivable	148	105
Other receivables	90	86
Due from related parties	93	148
Inventory	100	108
Other	145	130
Total current assets	1,456	860
Other assets:
Property, plant and equipment – net	14,871	14,555
Intangible assets – PPAs – net	1,733	1,817
Goodwill	—	253
Investments in equity method investees	1,753	1,784
Other	683	1,023
Total other assets	19,040	19,432
TOTAL ASSETS	$20,496	$20,292
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60	$65
Due to related parties	598	159
Current portion of long-term debt	1,026	705
Accrued interest	88	46
Accrued property taxes	30	32
Other	93	80
Total current liabilities	1,895	1,087
Other liabilities and deferred credits:
Long-term debt	5,608	4,609
Asset retirement obligations	375	366
Due to related parties	44	43
Intangible liabilities – PPAs – net	1,077	1,121
Other	226	200
Total other liabilities and deferred credits	7,330	6,339
TOTAL LIABILITIES	9,225	7,426
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (94.0 and 93.5 units issued and outstanding, respectively)	3,200	3,221
Accumulated other comprehensive loss	(6)	(6)
Noncontrolling interests	8,077	9,651
TOTAL EQUITY	11,271	12,866
TOTAL LIABILITIES AND EQUITY	$20,496	$20,292

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(292)	$92
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	277	274
Intangible amortization – PPAs	41	41
Change in value of derivative contracts	140	(76)
Deferred income taxes	(82)	41
Equity in earnings of equity method investees, net of distributions received	31	5
Equity in earnings (losses) of non-economic ownership interests, net of distributions received	15	(5)
Losses (gains) on disposal of businesses/assets – net	(12)	1
Goodwill impairment charge	253	—
Other – net	9	13
Changes in operating assets and liabilities:
Current assets	(111)	(84)
Noncurrent assets	(8)	(13)
Current liabilities	42	23
Noncurrent liabilities	19	(3)
Net cash provided by operating activities	322	309
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(170)	(133)
Payments from related parties under CSCS agreement – net	111	830
Distributions from non-economic ownership interests	309	—
Reimbursements from related parties for capital expenditures	—	49
Other – net	15	2
Net cash provided by investing activities	265	748
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	4	3
Issuances of long-term debt, including premiums and discounts	2,092	24
Retirements of long-term debt	(740)	(548)
Debt issuance costs	(35)	(2)
Partner contributions	5	45
Partner distributions	(351)	(374)
Payments to Class B noncontrolling interest investors	(38)	(33)
Buyout of Class B noncontrolling interest investors	(931)	(187)
Proceeds from differential membership investors	81	75
Payments to differential membership investors	(23)	(31)
Buyout of differential membership investors	(48)	—
Other – net	(1)	(2)
Net cash provided by (used in) financing activities	15	(1,030)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	602	27
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	328	294
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$930	$321
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$63	$71
Cash received for income taxes – net	$(3)	$(33)
Change in noncash investments in non-economic ownership interests – net	$—	$216
Accrued property additions	$497	$25

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended June 30, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, March 31, 2025	94.0	$3,123	$(6)	$9,437	$12,554
Issuance of common units – net	—	1	—	—	1
Related party note receivable	—	—	—	1	1
Net income (loss)	—	79	—	(43)	36
Distributions, primarily to related parties	—	—	—	(21)	(21)
Changes in non-economic ownership interests	—	—	—	(309)	(309)
Other differential membership investment activity	—	(3)	—	(40)	(43)
Buyout of Class B noncontrolling interest investors	—	—	—	(931)	(931)
Payments to Class B noncontrolling interest investors	—	—	—	(17)	(17)
Balances, June 30, 2025	94.0	$3,200	$(6)	$8,077	$11,271

	Common Units
Six Months Ended June 30, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2024	93.5	$3,221	$(6)	$9,651	$12,866
Issuance of common units – net	0.5	2	—	—	2
Related party note receivable	—	—	—	1	1
Net income (loss)	—	(19)	—	(273)	(292)
Related party contributions	—	—	—	4	4
Distributions, primarily to related parties	—	—	—	(42)	(42)
Changes in non-economic ownership interests	—	—	—	(309)	(309)
Other differential membership investment activity	—	(3)	—	14	11
Buyout of Class B noncontrolling interest investors	—	—	—	(931)	(931)
Payments to Class B noncontrolling interest investors	—	—	—	(38)	(38)
Other – net	—	(1)	—	—	(1)
Balances, June 30, 2025	94.0	$3,200	$(6)	$8,077	$11,271

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
_____________________________
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
_____________________________
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

1. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. XPLR's operating revenues are generated primarily from various non-affiliated parties under PPAs. XPLR's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs. XPLR believes that the obligation to deliver energy is satisfied over time as the customer simultaneously receives and consumes benefits provided by XPLR. In addition, XPLR believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. XPLR’s operating revenues for the three and six months ended June 30, 2025 are revenue from contracts with customers for energy sales of approximately $331 million and $602 million, respectively. XPLR’s operating revenues for the three and six months ended June 30, 2024 are revenue from contracts with customers for energy sales of approximately $331 million and $572 million, respectively. XPLR's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of XPLR's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

XPLR recognizes revenues as energy and any related renewable energy attributes are delivered, consistent with the amounts billed to customers based on rates stipulated in the respective agreements. XPLR considers the amount billed to represent the value of energy delivered to the customer. XPLR’s customers typically receive bills monthly with payment due within 30 days.
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2025 to 2051, will vary based on the volume of energy delivered. At June 30, 2025, XPLR expects to record approximately $165 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

2. Derivative Instruments and Hedging Activity

XPLR uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. XPLR records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. XPLR does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in XPLR's condensed consolidated statements of income (loss). At June 30, 2025 and December 31, 2024, the net notional amounts of the interest rate contracts were approximately $3.8 billion and $5.5 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in XPLR's condensed consolidated statements of income (loss). At June 30, 2025 and December 31, 2024, XPLR had derivative commodity contracts for power with net notional volumes of approximately 2.9 million MWh and 2.7 million MWh, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in XPLR's condensed consolidated statements of cash flows.

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

The tables below present XPLR's gross derivative positions, based on the total fair value of each derivative instrument, at June 30, 2025 and December 31, 2024 as well as the location of the net derivative positions, based on the expected timing of future payments, on XPLR's condensed consolidated balance sheets.

	June 30, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$134	$—	$1	$135
Commodity contracts	$—	$—	$2	$(1)	1
Total derivative assets					$136
Liabilities:
Interest rate contracts	$—	$36	$—	$1	$37
Commodity contracts	$—	$—	$5	$(1)	4
Total derivative liabilities					$41

Net fair value by balance sheet line item:
Current other assets					$36
Noncurrent other assets					100
Total derivative assets					$136

Current other liabilities					$25
Noncurrent other liabilities					16
Total derivative liabilities					$41
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$242	$—	$(2)	$240
Commodity contracts	$—	$—	$4	$(2)	2
Total derivative assets					$242
Liabilities:
Interest rate contracts	$—	$2	$—	$(2)	$—
Commodity contracts	$—	$—	$7	$(2)	5
Total derivative liabilities					$5

Net fair value by balance sheet line item:
Current other assets					$55
Noncurrent other assets					187
Total derivative assets					$242

Current other liabilities					$5
Noncurrent other liabilities					—
Total derivative liabilities					$5
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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to XPLR's derivatives are recorded in XPLR's condensed consolidated financial statements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(millions)
Interest rate contracts – interest expense	$(27)	$28	$(116)	$97
Commodity contracts – operating revenues	$1	$14	$—	$14

Credit-Risk-Related Contingent Features – Certain of XPLR's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At June 30, 2025 and December 31, 2024, the aggregate fair value of XPLR's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $36 million and $2 million, respectively.

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

Recurring Non-Derivative Fair Value Measurements – XPLR’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$549	$—	$549	$—	$—	$—
Total assets	$549	$—	$549	$—	$—	$—

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,634	$6,493	$5,314	$5,216
____________________
(a)    At June 30, 2025 and December 31, 2024, approximately $6,477 million and $5,201 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At June 30, 2025 and December 31, 2024, approximately $881 million and $1,028 million, respectively, of the fair value relates to the 2020 convertible notes and the 2022 convertible notes and is Level 2.

Nonrecurring Fair Value Measurements – XPLR tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the goodwill is less than the carrying value. During the preparation of XPLR's March 31, 2025 financial statements, XPLR concluded that a triggering event occurred and it was more likely than not that the fair value of its reporting unit was less than its carrying value as a result of the significant decline in trading price of XPLR's common units during the first quarter of 2025. Therefore, XPLR performed a quantitative analysis using a combination of (i) an income approach consisting of a discounted cash flow analysis to estimate fair value for noncontrolling interests, including Class B membership interests and differential membership interests, (ii) a market approach derived from the observable trading price of its common units at March 31, 2025 of $9.50 to estimate fair value for (a) its common units and (b) noncontrolling interests related to NEE Equity's interest in XPLR OpCo, and (iii) an estimated control premium for the reporting unit and determined that the fair value of its reporting unit was less than its carrying value. As a result, XPLR recognized a non-cash goodwill impairment charge in the first quarter of 2025 of approximately $253 million ($222 million after tax), or the full remaining carrying value of goodwill, which is reflected in its condensed consolidated statement of income (loss) for the six months ended June 30, 2025.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4. Income Taxes

XPLR recognizes in income its applicable ownership share of income taxes due to the disregarded tax status of substantially all of the projects under XPLR OpCo. Net income or loss attributable to noncontrolling interests includes minimal income taxes.

A reconciliation of the income tax expense (benefit) and effective tax rate based on the statutory U.S. federal income tax rate is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(millions, except for percentages)
Income tax expense (benefit) at U.S. statutory rate of 21%	$(1)	21.0%	$17	21.0%	$(79)	21.0%	$21	21.0%
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	(23)	466.0	12	14.5	24	(6.3)	1	0.8
State income taxes – net of federal income tax benefit	(7)	149.4	1	2.0	(16)	4.3	2	1.8
Clean energy tax credits	(9)	175.7	(9)	(10.8)	(14)	3.7	(16)	(16.2)
Valuation allowance	—	(6.2)	—	—	1	(0.1)	—	—
Other – net	(1)	16.1	—	—	(2)	0.2	—	0.5
Income tax expense (benefit) and effective tax rate	$(41)	822.0%	$21	26.7%	$(86)	22.8%	$8	7.9%

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which, among other things, modified tax legislation affecting clean energy tax credits, bonus depreciation rules and tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation with no phase-out for unregulated property acquired after January 19, 2025, 100% expensing with no phase-out of domestic research and development expenses incurred in taxable years beginning after 2024, and the use of earnings before income taxes, depreciation and amortization (EBITDA), rather than earnings before income taxes (EBIT), with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA did not change the federal corporate income tax rate and did not require remeasurement of deferred tax assets or liabilities. XPLR determined that the OBBBA had no impact to its condensed consolidated financial statements for the three and six months ended June 30, 2025.

5. Variable Interest Entities

XPLR has identified XPLR OpCo, a limited partnership with a general partner and limited partners, as a VIE. XPLR has consolidated the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At June 30, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. The assets and liabilities of XPLR OpCo as well as the operations of XPLR OpCo represent substantially all of XPLR's assets and liabilities and its operations.

In addition, at June 30, 2025, XPLR OpCo consolidated 16 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 9 – Noncontrolling Interests) in entities which own and operate 35 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $10,165 million and $552 million, respectively, at June 30, 2025. At December 31, 2024, there were 19 VIEs and the assets and liabilities of those VIEs at such date totaled approximately $10,940 million and $588 million, respectively.

At June 30, 2025, XPLR OpCo also consolidated four VIEs related to the sales of noncontrolling Class B membership interests in certain XPLR subsidiaries (see Note 7 – Class B Noncontrolling Interests and Note 9 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 4,430 MW and battery storage capacity of 120 MW, as well as ownership interests in natural gas pipeline assets (Class B VIEs). These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net, intangible assets – PPAs – net and investments in equity method investees, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $11,435 million and $2,349 million, respectively, at June 30, 2025. At December 31, 2024, there were five VIEs and the assets and liabilities of those VIEs at such date totaled approximately $13,133 million and $2,582 million, respectively. Certain of the Class B VIEs include four other VIEs related to XPLR's ownership interests in Meade Pipeline Co LLC (Meade), Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(Emerald Breeze), and at December 31, 2024 also included two other VIEs related to XPLR's ownership interests in Rosmar Holdings, LLC and Silver State South Solar, LLC (Silver State) which had assets and liabilities of $731 million and $35 million, respectively, at June 30, 2025. In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,335 million and $7,413 million of assets and $429 million and $429 million of liabilities are also included in the above disclosure of the VIEs related to differential membership interests at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, XPLR OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings), which has interests in a battery storage facility with storage capacity of 230 MW in which XPLR has an indirect 67% controlling ownership interest, which is a VIE. The assets, primarily property, plant and equipment – net, and the liabilities, primarily asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $419 million and $17 million, respectively, at June 30, 2025 and $414 million and $9 million, respectively, at December 31, 2024. This VIE contains entities which have sold differential membership interests and approximately $339 million and $333 million of assets and $17 million and $9 million of liabilities at June 30, 2025 and December 31, 2024, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of XPLR OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs.

Through a series of transactions in 2015, a subsidiary of XPLR issued 1,000,000 XPLR OpCo Class B Units, Series 1 and 1,000,000 XPLR OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in three NEER solar projects (non-economic ownership interests). NEER, as holder of the XPLR OpCo Class B Units, retained 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to XPLR OpCo. At December 31, 2024, XPLR had an indirect equity method investment related to the non-economic ownership interests of approximately $324 million which is reflected as noncurrent other assets on XPLR's condensed consolidated balance sheet. All equity in earnings of the non-economic ownership interests was allocated to net income (loss) attributable to noncontrolling interests. XPLR was not the primary beneficiary and therefore did not consolidate these entities because it did not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and did not have a controlling interest in these entities. In June 2025, an indirect subsidiary of XPLR merged the entities holding its indirect equity method investment related to its non-economic ownership interests into two subsidiaries of NEER. The merger resulted in NEER no longer owning any of the XPLR OpCo Class B Units, Series 1 and Series 2 and XPLR no longer holding non-economic interests in the projects. In connection with the transaction, XPLR exchanged cash consideration with NEER and removed the approximately $309 million equity method investment and the corresponding noncontrolling interest from its condensed consolidated balance sheet. The transaction did not result in any gain or loss to XPLR.

6. Debt

Long-term debt issuances and borrowings by subsidiaries of XPLR during the six months ended June 30, 2025 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2025	Other long-term debt	Fixed(a)	$4		(a)
March 2025	XPLR OpCo senior unsecured notes	Fixed(b)	$1,750		(b)
June 2025	Senior secured limited-recourse debt	Variable(c)	$338	(d)	2030
————————————
(a)See Note 8 – Related Party Long-Term Debt.
(b)Includes $825 million of 8.375% senior unsecured notes due 2031 and $925 million of 8.625% senior unsecured notes due 2033.
(c)Variable rate is based on an underlying index plus a margin. Interest rate contracts, primarily swaps, have been entered into for the debt borrowings.
(d)At June 30, 2025, approximately $88 million was available under one term loan agreement, subject to specified conditions. In August 2025, indirect subsidiaries of XPLR amended two limited-recourse senior secured variable rate term loan facilities maturing in 2030 and the combined facilities provide up to $1,047 million to finance certain wind repowering projects. As of August 7, 2025, approximately $709 million was available under the combined facilities, subject to specified conditions.

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

XPLR OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At June 30, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Equity

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes. During periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

The reconciliation of XPLR's basic and diluted earnings per unit for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(millions, except per unit amounts)
Numerator – Net income (loss) attributable to XPLR	$79	$62	$(19)	$132

Denominator:
Weighted-average number of common units outstanding – basic	94.0	93.5	93.8	93.5
Effect of dilutive convertible notes(a)	—	—	—	—
Weighted-average number of common units outstanding – assuming dilution	94.0	93.5	93.8	93.5
Earnings (loss) per common unit attributable to XPLR:
Basic	$0.84	$0.66	$(0.20)	$1.41
Assuming dilution	$0.84	$0.66	$(0.20)	$1.41
————————————
(a)During all periods the outstanding convertible notes were antidilutive and as such were not included in the calculation of diluted earnings per unit.

Class B Noncontrolling Interests – In 2019, a subsidiary of XPLR sold Class B membership interests in XPLR Renewables II to a third-party investor. In June 2024, XPLR exercised its buyout right and purchased 15% of the originally issued Class B membership interests in XPLR Renewables II for approximately $187 million bringing the total buyout to 30% of the originally issued Class B membership interests in XPLR Renewables II. In April 2025, XPLR exercised its buyout right and purchased the remaining outstanding Class B membership interests in XPLR Renewables II for approximately $931 million.

Accumulated Other Comprehensive Income (Loss) – During the three and six months ended June 30, 2025, XPLR recognized less than $1 million of other comprehensive income related to an equity method investee. During the three and six months ended June 30, 2024, XPLR recognized less than $1 million of other comprehensive income related to an equity method investee. At June 30, 2025 and 2024, XPLR's accumulated other comprehensive loss totaled approximately $12 million and $14 million, respectively, of which $6 million and $7 million, respectively, was attributable to noncontrolling interest and $6 million and $7 million, respectively, was attributable to XPLR.

8. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus reimbursable costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER. Costs incurred in connection with development and construction coordination provided by NEER primarily in connection with wind repowering of approximately $203 million and $525 million during the three and six months ended June 30, 2025, respectively, and $21 million and $22 million during the three and six months ended June 30, 2024, respectively, were capitalized. Remaining costs under these agreements are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss).

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to XPLR, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). XPLR OpCo also made certain payments to NEE based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by XPLR OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. XPLR’s O&M expenses for the three and six months ended June 30, 2025 include approximately $3 million and $4 million, respectively, and for the three and six months ended June 30, 2024 include $3 million and $5 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – XPLR OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy XPLR’s subsidiaries’ contractual obligations. XPLR OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. XPLR’s O&M expenses for the three and six months ended June 30, 2025 include approximately $3 million and $5 million, respectively, and for the three and six months ended June 30, 2024 include $2 million and $4 million, respectively, related to the CSCS agreement and in the six months ended June 30, 2025 also includes $(11) million related to true-up of amounts previously charged.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from XPLR OpCo under the CSCS agreement or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. At June 30, 2025 and December 31, 2024, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $16 million and $127 million, respectively, and are included in due from related parties on XPLR's condensed consolidated balance sheets. During the three and six months ended June 30, 2024, XPLR recorded interest income of approximately $15 million and $34 million, respectively, due from NEER for cash sweep amounts held relating to proceeds from the December 2023 sale of the natural gas pipelines located in Texas (Texas pipelines), which is reflected in other – net on the condensed consolidated statements of income (loss).

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements and agreements relating to sales of clean energy tax credits, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At June 30, 2025, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.7 billion related to these obligations.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of XPLR acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At June 30, 2025 and December 31, 2024, the note payable was approximately $90 million and $85 million, respectively and is included in long-term debt on XPLR's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

XPLR INFRASTRUCTURE, LP
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

9. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At June 30, 2025 and December 31, 2024, XPLR had approximately $49 million and $45 million, respectively, of restricted cash included in current other assets on XPLR's condensed consolidated balance sheets. Restricted cash at June 30, 2025 and December 31, 2024 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	June 30, 2025	December 31, 2024
	(millions)
Property, plant and equipment, gross	$18,113	$17,539
Accumulated depreciation	(3,242)	(2,984)
Property, plant and equipment – net	$14,871	$14,555

Income Taxes – For taxable years beginning after 2022, clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the six months ended June 30, 2025 and 2024 of approximately $3 million and $33 million are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on XPLR's condensed consolidated statements of cash flows.

Noncontrolling Interests – At June 30, 2025, noncontrolling interests on XPLR's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in XPLR Pipelines, Genesis Holdings, XPLR Renewables III and XPLR Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.2% noncontrolling interest in XPLR OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling interest in Emerald Breeze and a third-party's 50% interest in Star Moon Holdings. The impact of the net income or loss attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income or loss attributable to XPLR based on the respective ownership percentage of XPLR OpCo.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Ownership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended June 30, 2025	(millions)
Balances, March 31, 2025	$4,429	$3,317	$416	$1,275	$9,437
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	60	(195)	67	25	(43)
Distributions, primarily to related parties	—	—	(10)	(11)	(21)
Changes in non-economic ownership interests(b)	—	—	—	(309)	(309)
Differential membership investment contributions, net of distributions and buyouts	—	(36)	(4)	—	(40)
Payments to Class B noncontrolling interest investors	(17)	—	—	—	(17)
Buyout of Class B noncontrolling interest investors	(931)	—	—	—	(931)
Balances, June 30, 2025	$3,541	$3,086	$470	$980	$8,077

Six Months Ended June 30, 2025
Balances, December 31, 2024	$4,376	$3,457	$549	$1,269	$9,651
Net income (loss) attributable to noncontrolling interests	134	(388)	(66)	47	(273)
Related party note receivable	—	—	1	—	1
Related party contributions	—	—	4	—	4
Distributions, primarily to related parties	—	—	(15)	(27)	(42)
Changes in non-economic ownership interests(b)	—	—	—	(309)	(309)
Differential membership investment contributions, net of distributions and buyouts	—	17	(3)	—	14
Payments to Class B noncontrolling interest investors	(38)	—	—	—	(38)
Buyout of Class B noncontrolling interest investors	(931)	—	—	—	(931)
Balances, June 30, 2025	$3,541	$3,086	$470	$980	$8,077
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.
(b)See Note 5 for discussion regarding the non-economic ownership interests.

XPLR INFRASTRUCTURE, LP
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

XPLR's significant segment expenses include operations and maintenance, depreciation and amortization, interest expense and income tax expense (benefit) which are reflected in XPLR's condensed consolidated statements of income (loss). XPLR's other segment items include goodwill impairment charge, gains (losses) on disposal of businesses/assets – net, taxes other than income taxes and other – net, equity in earnings of equity method investees, equity in earnings (losses) of non-economic ownership interests and other – net, which are reflected in XPLR's condensed consolidated statements of income (loss).

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
XPLR's additional segment information is as follows:

	Six Months Ended June 30,
	2025	2024
	(millions)
Capital expenditures and other investments	$170	$133

	June 30, 2025	December 31, 2024
	(millions)
Property, plant and equipment – net	$14,871	$14,555
Total assets	$20,496	$20,292
Investments in equity method investees	$1,753	$1,784

Disposal of Investment in Pipeline Assets – On August 7, 2025, certain indirect subsidiaries of XPLR entered into an agreement to sell their ownership interests in Meade. XPLR plans for the sale to close by the end of the third quarter of 2025 for total cash consideration of approximately $1.1 billion, subject to adjustment for lease payments accrued at the time of close. The transaction is subject to the receipt of Hart-Scott-Rodino antitrust approval, repayment of project-level indebtedness and satisfaction of customary closing conditions. XPLR intends to use proceeds from the sale to repay the associated project-level indebtedness and to purchase the remaining outstanding Class B membership interests in XPLR Pipelines, with any excess proceeds to be used for general business purposes.

10. Commitments and Contingencies

Legal Proceeding – XPLR and certain former executives of XPLR and certain current and former directors of XPLR and NEE are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions and arrangements relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. XPLR plans to vigorously defend against the claims in this proceeding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects and an investment in natural gas pipeline assets. XPLR consolidates the results of XPLR OpCo and its subsidiaries through its controlling interest in the general partner of XPLR OpCo. At June 30, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. XPLR's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2024 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period. In August 2025, certain indirect subsidiaries of XPLR entered into an agreement to sell their ownership interests in Meade. See Note 9 - Disposal of Investment in Pipeline Assets.

A number of legislative and administrative activities have occurred in 2025 that affect XPLR including the enactment of the OBBBA, the issuance of a number of federal executive orders and presidential actions, the imposition of tariffs on a variety of imports, and the issuance of guidance by various federal agencies. A number of regulatory actions were issued or remain pending, such as Treasury Department guidance regarding clean energy tax credits, trade investigations that may lead to additional tariffs, and ordered reviews of, and process changes for, federal permitting and approvals for wind and solar projects.

On July 4, 2025, the OBBBA was signed into law. The legislation modifies several pre-existing provisions, including the phase-out of clean energy tax credits, of the Inflation Reduction Act and other laws that are pertinent to XPLR, including:
•Wind and solar facilities are required to meet two primary requirements to be eligible for technology neutral PTCs and ITCs:
◦First, wind and solar facilities must be placed in service by December 31, 2027. However, the December 31, 2027 placed in service requirement does not have to be satisfied for wind and solar facilities that begin construction before July 4, 2026.
◦Second, wind and solar facilities must satisfy the prohibited foreign entity material assistance requirements. However, facilities that begin construction by December 31, 2025 would be exempt from these requirements.
•Battery storage facilities are required to meet two primary requirements to be eligible for clean energy tax credits:
◦First, in order to receive the full clean energy tax credits, battery storage facilities must begin construction by December 31, 2033 (no eligibility for facilities that begin construction after 2035).
◦Second, battery storage facilities must satisfy the prohibited foreign entity material assistance requirements. However, facilities that begin construction by December 31, 2025 would be exempt from these requirements.

XPLR and the wind and solar industries have relied on the settled understanding of the term "begin construction" as informed by longstanding Treasury Department guidance regarding what constitutes the "beginning of construction" for purposes of claiming clean energy tax credits. XPLR believes that the text of the OBBBA and applicable law are consistent with that, such that XPLR continues to believe that the previously announced wind repowering program should qualify for clean energy tax credits if placed into service as planned.

On July 7, 2025, a federal executive order was issued directing the Secretary of the Treasury to issue new and revised guidance that could potentially seek to limit the interpretation of "begin construction" requirements for wind and solar facilities. XPLR will assess any guidance under the executive order when it is issued.

XPLR continues to assess the implications of the OBBBA, as well as the foregoing and other federal executive orders, investigations and other pending or anticipated regulatory actions on its business and has taken and expects to continue to take actions that are intended to reduce the impacts of these developments on its project development, capital improvement and maintenance activities. There has been no material impact on XPLR's operations or financial performance as a result of these developments to date in 2025, but XPLR will continue to assess these and further developments for potential impacts in future periods. In expressing its opinions and beliefs on the matters above, XPLR cannot guarantee the outcomes expressed herein.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$342	$360	$624	$617
OPERATING EXPENSES
Operations and maintenance	102	139	212	261
Depreciation and amortization	141	138	277	274
Goodwill impairment charge	—	—	253	—
Taxes other than income taxes and other – net	18	16	37	36
Total operating expenses – net	261	293	779	571
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	9	(1)	12	(1)
OPERATING INCOME (LOSS)	90	66	(143)	45
OTHER INCOME (DEDUCTIONS)
Interest expense	(131)	(54)	(290)	(67)
Equity in earnings of equity method investees	31	48	48	78
Equity in earnings (losses) of non-economic ownership interests	(3)	1	(3)	5
Other – net	8	18	10	39
Total other income (deductions) – net	(95)	13	(235)	55
INCOME (LOSS) BEFORE INCOME TAXES	(5)	79	(378)	100
INCOME TAX EXPENSE (BENEFIT)	(41)	21	(86)	8
NET INCOME (LOSS)	36	58	(292)	92
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	43	4	273	40
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$79	$62	$(19)	$132

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Operating Revenues

Operating revenues primarily consist of income from the sale of energy under XPLR's PPAs, partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Operating revenues decreased $18 million for the three months ended June 30, 2025. The decrease primarily reflects lower revenues of approximately $11 million due to unfavorable wind resource (97% of long-term average wind speeds in 2025 compared to 103% in 2024) and $12 million relating to the absence of prior year impacts from an amendment to a derivative contract, partly offset by additional revenue of $4 million due to higher prices for wind and higher revenues for battery storage.

Operating Expenses

Operations and Maintenance
O&M expenses decreased $37 million during the three months ended June 30, 2025 primarily reflecting lower net operating expenses at the existing XPLR projects of $35 million primarily relating to vendor credits for unplanned O&M expenses.

Gains (Losses) on Disposal of Businesses/Assets – net

The $9 million net gains on disposal of businesses/assets recognized during the three months ended June 30, 2025 reflect a working capital adjustment relating to the disposal of a business and insurance recoveries on three permanently damaged wind turbines.

Other Income (Deductions)

Interest Expense
The increase in interest expense of $77 million during the three months ended June 30, 2025 primarily reflects approximately $55 million of unfavorable mark-to-market activity ($27 million of losses recorded in 2025 compared to $28 million of gains in 2024) and $22 million of higher interest expense due to higher average debt outstanding.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $17 million during the three months ended June 30, 2025 primarily due to XPLR not recognizing equity in earnings relating to the investment in Meade which was impaired in December 2024.

Other – net
For the three months ended June 30, 2025, the change in other – net primarily reflects the absence of the interest income from NEER for cash sweep amounts held relating to proceeds from the December 2023 sale of the Texas pipelines, partly offset by interest income earned on cash on hand during the quarter.

Income Taxes

For the three months ended June 30, 2025, XPLR recorded income tax benefit of $41 million on loss before income taxes of $5 million, resulting in an effective tax rate of approximately 822%. The tax benefit is primarily comprised of tax benefits of approximately $23 million related to taxes attributable to noncontrolling interests, $9 million attributable to clean energy tax credits and $7 million of state taxes. See Note 4.

For the three months ended June 30, 2024, XPLR recorded income tax expense of $21 million on income before income taxes of $79 million, resulting in an effective tax rate of approximately 27%. The tax expense is comprised primarily of income tax expense of approximately $17 million at the U.S. federal statutory rate of 21% and $12 million attributable to noncontrolling interests, partly offset by income tax benefit of $9 million attributable to clean energy tax credits. See Note 4.

Net Loss Attributable to Noncontrolling Interests

For the three months ended June 30, 2025, the change in net loss attributable to noncontrolling interests primarily reflects lower net income attributable to NEE Equity's noncontrolling interest of approximately $47 million ($67 million of net income in 2025 compared to $114 million of net income in 2024) and lower net income attributable to Class B noncontrolling membership interests of $18 million, primarily due to buyout of the Class B membership interests in XPLR Renewables II in April 2025 (see Note 7 – Class B Noncontrolling Interests), partly offset by lower net loss allocated to differential membership interest investors of $26 million ($195 million in 2025 compared to $221 million in 2024). See Note 9 – Noncontrolling Interests.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Operating Revenues

Operating revenues increased $7 million for the six months ended June 30, 2025 primarily due to solar generation which had a planned outage in 2024.

Operating Expenses

Operations and Maintenance
O&M expenses decreased $49 million during the six months ended June 30, 2025 primarily reflecting lower net operating expenses at the existing XPLR projects of $44 million primarily relating to vendor credits for unplanned O&M expenses.

Goodwill Impairment Charge
The $253 million goodwill impairment charge recognized during the six months ended June 30, 2025 reflects the non-cash goodwill impairment charge recognized in March 2025. See Note 3 – Nonrecurring Fair Value Measurements.

Gains (Losses) on Disposal of Businesses/Assets – net

The $12 million net gains on disposal of businesses/assets recognized during the six months ended June 30, 2025 reflect insurance recoveries on four permanently damaged wind turbines and a working capital adjustment relating to the disposal of a business.

Other Income (Deductions)

Interest Expense
The increase in interest expense of $223 million during the six months ended June 30, 2025 primarily reflects approximately $213 million of unfavorable mark-to-market activity ($116 million of losses recorded in 2025 compared to $97 million of gains in 2024).

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $30 million during the six months ended June 30, 2025 primarily due to XPLR not recognizing equity in earnings relating to the investment in Meade which was impaired in December 2024.

Other – net
For the six months ended June 30, 2025, the change in other – net primarily reflects the absence of the interest income from NEER for cash sweep amounts held relating to proceeds from the December 2023 sale of the Texas pipelines, partly offset by interest income earned on cash on hand during the second quarter.

Income Taxes

For the six months ended June 30, 2025, XPLR recorded income tax benefit of $86 million on loss before income taxes of $378 million, resulting in an effective tax rate of approximately 23%. The tax benefit is primarily comprised of tax benefits of approximately $79 million at the U.S. federal statutory rate of 21%, $16 million of state taxes and $14 million attributable to clean energy tax credits, partly offset by tax expense of $24 million related to taxes attributable to noncontrolling interests. See Note 4.

For the six months ended June 30, 2024, XPLR recorded income tax expense of $8 million on income before income taxes of $100 million, resulting in an effective tax rate of approximately 8%. The tax expense is comprised primarily of income tax expense of approximately $21 million at the U.S. federal statutory rate of 21%, partly offset by income tax benefit of $16 million attributable to clean energy tax credits. See Note 4.

Net Loss Attributable to Noncontrolling Interests

For the six months ended June 30, 2025, the change in net loss attributable to noncontrolling interests primarily reflects the change in the net income or loss attributable to NEE Equity's noncontrolling interest of approximately $252 million ($66 million of net loss in 2025 compared to $186 million of net income in 2024) and lower net income attributable to Class B noncontrolling membership interests of $21 million, primarily due to the buyout of the Class B membership interests in XPLR Renewables II in April 2025 (see Note 7 – Class B Noncontrolling Interests), partly offset by lower net loss allocated to differential membership interest investors of $36 million ($388 million in 2025 compared to $424 million in 2024). See Note 9 – Noncontrolling Interests.

Liquidity and Capital Resources

XPLR’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 8, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 6 and Note 2) and distributions to the holders of noncontrolling interests. XPLR expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, XPLR expects to consider additional repowering opportunities at its existing projects and other investment opportunities, and to exercise buyout rights relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are a party (see Note 9 – Noncontrolling Interests and Note 7 – Class B Noncontrolling Interests). The investment, development and buyout opportunities are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and divestitures, and may be funded with issuances of additional XPLR common units, including under its at-the-market equity issuance program. XPLR may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 9 – Noncontrolling Interests and Note 7 – Class B Noncontrolling Interests). In addition, XPLR expects to fund debt maturities through refinancing. XPLR may, but does not expect to, issue common units to satisfy XPLR's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion (see Note 6).

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

Liquidity Position

At June 30, 2025, XPLR's liquidity position was approximately $3,296 million. The table below provides the components of XPLR’s liquidity position:

	June 30, 2025	Maturity Date
	(millions)
Cash and cash equivalents	$880
Amounts due under the CSCS agreement	16
Revolving credit facility(a)(b)	2,450	2029
Less issued letters of credit	(50)
Total	$3,296
____________________
(a)    Approximately $90 million of the XPLR OpCo credit facility expires in 2028. See Financing Arrangements below.
(b)    Excludes a term loan facility discussed below due to restrictions on the use of the borrowings. See Note 6.

Management believes that XPLR's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures and liquidity commitments. Management continues to regularly monitor XPLR's financing needs consistent with prudent balance sheet management.

Financing Arrangements

XPLR OpCo and its direct subsidiary are parties to the $2,450 million XPLR OpCo credit facility. During the six months ended June 30, 2025, approximately $330 million of borrowings outstanding under the XPLR OpCo credit facility were repaid. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility as well as to avoid default and related acceleration provisions, XPLR OpCo and its direct subsidiary are required to, among other things, be in compliance with financial covenants of a maximum leverage ratio and a minimum interest coverage ratio, as defined in the XPLR OpCo credit facility. At June 30, 2025, XPLR and its direct subsidiary were in compliance with these required ratios. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. See Note 6.

During the six months ended June 30, 2025, XPLR OpCo issued $825 million of 8.375% senior unsecured notes due 2031 and $925 million of 8.625% senior unsecured notes due 2033 and approximately $182 million principal amount of the 2020 convertible notes were repurchased for $177 million. Also during the six months ended June 30, 2025, certain indirect subsidiaries of XPLR entered into limited-recourse senior secured variable rate term loan facilities (term loan facilities) totaling approximately $426 million which mature in 2030 and under which $338 million was borrowed. At June 30, 2025, approximately $88 million was available under one of the term loan agreements, subject to specified conditions. In August 2025, the XPLR subsidiaries amended the term loan facilities and the combined facilities provide up to $1,047 million to finance certain wind repowering projects. As of August 7, 2025, approximately $709 million was available under the combined facilities, subject to specified conditions. See Note 6 and Part II, Item 5(a).

XPLR OpCo and certain indirect subsidiaries are also subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of XPLR's financings provide for interest payable at a fixed interest rate. However, certain of XPLR's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. At June 30, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

Equity Arrangements

In April 2025, XPLR exercised its buyout right and purchased the remaining outstanding Class B membership interests in XPLR Renewables II. See Note 7 – Class B Noncontrolling Interests.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including development and construction expenditures that are expected to increase XPLR OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the six months ended June 30, 2025 and 2024, XPLR had capital expenditures of approximately $170 million and $133 million, respectively, primarily relating to repowering of wind facilities.

Cash Flows

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
	2025	2024	Change
	(millions)
Net cash provided by operating activities	$322	$309	$13
Net cash provided by investing activities	$265	$748	$(483)
Net cash provided by (used in) financing activities	$15	$(1,030)	$1,045

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by lower O&M expenses, higher solar resource and the timing of transactions impacting working capital.

Net Cash Provided by Investing Activities

	Six Months Ended June 30,
	2025	2024
	(millions)
Capital expenditures and other investments	$(170)	$(133)
Payments from related parties under CSCS agreement – net	111	830
Distributions from non-economic ownership interests	309	—
Reimbursements from related parties for capital expenditures	—	49
Other – net	15	2
Net cash provided by investing activities	$265	$748

The change in net cash provided by investing activities was primarily driven by lower payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement and higher capital expenditures and other investments, net of reimbursements, partly offset by higher distributions from non-economic ownership interests (see Note 5 for discussion regarding non-economic ownership interests).

Net Cash Provided by (Used in) Financing Activities

	Six Months Ended June 30,
	2025	2024
	(millions)
Proceeds from issuance of common units – net	$4	$3
Issuances (retirements) of long-term debt – net	1,352	(524)
Debt issuance costs	(35)	(2)
Partner contributions (distributions) – net	(346)	(329)
Proceeds related to differential membership interests – net	58	44
Buyout of differential membership interests	(48)	—
Payments related to Class B noncontrolling interests – net	(38)	(33)
Buyout of Class B noncontrolling interest investors	(931)	(187)
Other – net	(1)	(2)
Net cash provided by (used in) financing activities	$15	$(1,030)

The change in net cash provided by (used in) financing activities primarily reflects issuances of long-term debt in 2025 compared to retirements in 2024 and larger buyout of Class B noncontrolling interest investors in 2025.

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

See Note 3 – Nonrecurring Fair Value Measurements for a discussion of goodwill impairment.

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

XPLR has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At June 30, 2025, approximately 99% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At June 30, 2025, the estimated fair value of XPLR's long-term debt was approximately $6.5 billion and the carrying value of the long-term debt was $6.6 billion. See Note 3 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of XPLR's long-term debt would increase by approximately $40 million at June 30, 2025.

At June 30, 2025, XPLR had interest rate contracts with a net notional amount of approximately $3.8 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, XPLR’s net derivative assets at June 30, 2025 would decrease by approximately $60 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, XPLR had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of XPLR's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of XPLR concluded that XPLR's disclosure controls and procedures were effective as of June 30, 2025.

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

See Note 10 – Legal Proceeding.

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

Item 5. Other Information

(a)    On August 5, 2025, Clark Portfolio Holdings, LLC (Clark Holdings), an indirect subsidiary of XPLR, amended its limited-recourse senior secured variable rate term loan facility maturing in June 2030 and increased the total capacity from approximately $254 million to $532 million. Interest on the loan is based on an underlying index plus a specified margin, payable quarterly beginning in September 2025, and the principal is partially amortizing on a semi-annual basis beginning in December 2025. As of August 7, 2025, approximately $254 million is outstanding and additional borrowings are subject to specified conditions. The loan is secured by all of the assets of, and the equity interests in, Clark Holdings and its subsidiaries, which is expected to include renewable energy projects with a combined net generating capacity of approximately 488 MW. The loan agreement contains default and related acceleration provisions for the failure to make required payments, failure to comply with certain covenants, certain bankruptcy related events, and other actions by Clark Holdings or other parties as specified in the loan agreement.

Also on August 5, 2025, Lewis Portfolio Holdings, LLC (Lewis Holdings), an indirect subsidiary of XPLR, amended its limited-recourse senior secured variable rate term loan facility maturing in June 2030 and increased the total capacity from $172 million to $515 million. Interest on the loan is based on an underlying index plus a specified margin, payable quarterly beginning in September 2025, and the principal is partially amortizing on a semi-annual basis beginning in December 2025. As of August 7, 2025, approximately $84 million is outstanding and additional borrowings are subject to specified conditions. The loan is secured by all of the assets of, and the equity interests in, Lewis Holdings and its subsidiaries, which is expected to include renewable energy projects with a combined net generating capacity of approximately 989 MW. The loan agreement contains default and related acceleration provisions for the failure to make required payments, failure to comply with certain covenants, certain bankruptcy related events, and other actions by Lewis Holdings or other parties as specified in the loan agreement.

(c)    During the three months ended June 30, 2025, no director or officer of XPLR adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of XPLR Infrastructure, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of XPLR Infrastructure, LP
32	Section 1350 Certification of XPLR Infrastructure, LP
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date:  August 7, 2025

XPLR INFRASTRUCTURE, LP
(Registrant)

WILLIAM J. GOUGH
William J. Gough Controller (Principal Accounting Officer)