Form 10-Q
period 2025-09-30
XPLR Infrastructure, LP
filed 2025-11-04
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Number of XPLR Infrastructure, LP common units outstanding at September 30, 2025: 93,966,346

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

Each of XPLR and XPLR OpCo has subsidiaries and affiliates with names that may include XPLR, XPLR Infrastructure and similar references. For convenience and simplicity, in this report, the terms XPLR and XPLR OpCo are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context. Discussions of XPLR's ownership of subsidiaries and projects refers to its controlling interest in the general partner of XPLR OpCo and XPLR's indirect interest in and control over the subsidiaries of XPLR OpCo. See Note 10 for a description of the noncontrolling interest in XPLR OpCo. References to XPLR's projects generally include XPLR's consolidated subsidiaries and the projects in which XPLR has equity method investments. References to XPLR's pipeline investment refers to the equity method investment that XPLR held in certain contracted natural gas assets, which was sold in September 2025.

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
•Operation and maintenance of renewable energy projects, battery storage projects and other facilities involve significant risks that could result in unplanned power outages, reduced output or capacity, property damage, environmental pollution, personal injury or loss of life.
•XPLR's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions and related impacts, including, but not limited to, the impact of severe weather.
•XPLR depends on certain of the renewable energy projects in its portfolio for a substantial portion of its anticipated cash flows.
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
•XPLR relies on interconnection and transmission of third parties to deliver energy from certain of its projects. If these facilities become unavailable, XPLR's projects may not be able to operate or deliver energy.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES(a)	$315	$319	$939	$936
OPERATING EXPENSES
Operations and maintenance(b)	151	128	362	389
Depreciation and amortization	142	138	419	412
Goodwill impairment charge	—	—	253	—
Taxes other than income taxes and other – net	15	18	51	55
Total operating expenses – net	308	284	1,085	856
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	(2)	14	9	13
OPERATING INCOME (LOSS)	5	49	(137)	93
OTHER INCOME (DEDUCTIONS)
Interest expense	(94)	(124)	(344)	(190)
Equity in earnings of equity method investees	66	30	114	72
Equity in earnings (losses) of non-economic ownership interests	—	11	(3)	16
Other – net	5	4	16	45
Total other income (deductions) – net	(23)	(79)	(217)	(57)
INCOME (LOSS) BEFORE INCOME TAXES	(18)	(30)	(354)	36
INCOME TAX EXPENSE (BENEFIT)	43	34	(36)	39
LOSS FROM CONTINUING OPERATIONS	(61)	(64)	(318)	(3)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax benefit of $2, $4, $8, and $1, respectively	(3)	(19)	(37)	12
NET INCOME (LOSS)(c)	(64)	(83)	(355)	9
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27	43	299	82
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(37)	$(40)	$(56)	$91

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$(0.37)	$(0.31)	$(0.37)	$1.01
From discontinued operations	(0.03)	(0.12)	(0.23)	(0.04)
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$(0.40)	$(0.43)	$(0.60)	$0.97
____________________
(a)    Includes related party revenues of approximately $8 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $29 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $46 million and $19 million for the three months ended September 30, 2025 and 2024, respectively, and $87 million and $48 million for the nine months ended September 30, 2025 and 2024, respectively.
(c)    For the three and nine months ended September 30, 2025, XPLR recognized less than $1 million and approximately $1 million, respectively, of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests. For the three and nine months ended September 30, 2024, XPLR recognized approximately $1 million of other comprehensive income related to equity method investees, which was primarily attributable to noncontrolling interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$711	$283
Accounts receivable	109	105
Other receivables	95	86
Due from related parties	68	148
Inventory	100	108
Other	131	130
Total current assets	1,214	860
Other assets:
Property, plant and equipment – net	15,050	14,555
Intangible assets – PPAs – net	1,691	1,817
Goodwill	—	253
Investments in equity method investees	638	631
Assets held for sale	—	1,153
Other	532	1,023
Total other assets	17,911	19,432
TOTAL ASSETS	$19,125	$20,292
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57	$65
Due to related parties	370	159
Current portion of long-term debt	999	705
Accrued interest	50	46
Accrued property taxes	37	32
Other	111	80
Total current liabilities	1,624	1,087
Other liabilities and deferred credits:
Long-term debt	4,861	4,609
Asset retirement obligations	371	366
Due to related parties	43	43
Intangible liabilities – PPAs – net	1,055	1,121
Other	194	200
Total other liabilities and deferred credits	6,524	6,339
TOTAL LIABILITIES	8,148	7,426
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (94.0 and 93.5 units issued and outstanding, respectively)	3,162	3,221
Accumulated other comprehensive loss	(5)	(6)
Noncontrolling interests	7,820	9,651
TOTAL EQUITY	10,977	12,866
TOTAL LIABILITIES AND EQUITY	$19,125	$20,292

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(355)	$9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	419	412
Intangible amortization – PPAs	61	62
Change in value of derivative contracts	214	26
Deferred income taxes	(41)	76
Equity in earnings of equity method investees, net of distributions received	16	—
Equity in earnings (losses) of non-economic ownership interests, net of distributions received	16	(6)
Gains on disposal of businesses/assets – net	(9)	(13)
Goodwill impairment charge	253	—
Other – net	21	12
Changes in operating assets and liabilities:
Current assets	(33)	(59)
Noncurrent assets	(5)	(13)
Current liabilities	(21)	12
Noncurrent liabilities	17	(1)
Net cash provided by operating activities	553	517
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(684)	(189)
Proceeds from sale of equity method investments	1,139	—
Payments from related parties under CSCS agreement – net	114	1,460
Distributions from non-economic ownership interests	309	—
Reimbursements from related parties for capital expenditures	—	49
Other – net	19	24
Net cash provided by investing activities	897	1,344
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	4	3
Issuances of long-term debt, including premiums and discounts	2,166	199
Retirements of long-term debt	(1,585)	(1,325)
Debt issuance costs	(49)	(2)
Partner contributions	5	50
Partner distributions	(395)	(596)
Payments to Class B noncontrolling interest investors	(71)	(66)
Buyout of Class B noncontrolling interest investors	(1,150)	(187)
Proceeds from differential membership investors	178	173
Payments to differential membership investors	(28)	(41)
Buyout of differential membership investors	(75)	(16)
Other – net	(3)	(1)
Net cash used in financing activities	(1,003)	(1,809)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	447	52
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	328	294
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$775	$346
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$125	$152
Cash received for income taxes – net	$(3)	$(38)
Change in noncash investments in non-economic ownership interests – net	$—	$216
Accrued property additions	$310	$54

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended September 30, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, June 30, 2025	94.0	$3,200	$(6)	$8,077	$11,271
Issuance of common units – net	—	1	—	—	1
Net loss	—	(37)	—	(27)	(64)
Other comprehensive income	—	—	1	—	1
Distributions, primarily to related parties	—	—	—	(44)	(44)
Other differential membership investment activity	—	—	—	92	92
Buyout of differential membership interest investors	—	(2)	—	(25)	(27)
Buyout of Class B noncontrolling interest investors	—	1	—	(220)	(219)
Payments to Class B noncontrolling interest investors	—	—	—	(33)	(33)
Other – net	—	(1)	—	—	(1)
Balances, September 30, 2025	94.0	$3,162	$(5)	$7,820	$10,977

	Common Units
Nine Months Ended September 30, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2024	93.5	$3,221	$(6)	$9,651	$12,866
Issuance of common units – net	0.5	3	—	—	3
Related party note receivable	—	—	—	1	1
Net loss	—	(56)	—	(299)	(355)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	4	4
Distributions, primarily to related parties	—	—	—	(86)	(86)
Changes in non-economic ownership interests	—	—	—	(309)	(309)
Other differential membership investment activity	—	—	—	150	150
Buyout of differential membership interest investors	—	(5)	—	(70)	(75)
Buyout of Class B noncontrolling interest investors	—	1	—	(1,151)	(1,150)
Payments to Class B noncontrolling interest investors	—	—	—	(71)	(71)
Other – net	—	(2)	—	—	(2)
Balances, September 30, 2025	94.0	$3,162	$(5)	$7,820	$10,977

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended September 30, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, June 30, 2024	93.5	$3,547	$(7)	$10,325	$13,865
Issuance of common units – net	—	1	—	—	1
Net loss	—	(40)	—	(43)	(83)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	5	5
Distributions, primarily to related parties	—	—	—	(137)	(137)
Other differential membership investment activity	—	—	—	72	72
Payments to Class B noncontrolling interest investors	—	—	—	(33)	(33)
Distributions to unitholders(a)	—	(85)	—	—	(85)
Other – net	—	(4)	—	2	(2)
Balances, September 30, 2024	93.5	$3,419	$(6)	$10,191	$13,604
_____________________________
(a)     Distributions per common unit of $0.9050 were paid during the three months ended September 30, 2024.

	Common Units
Nine Months Ended September 30, 2024	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2023	93.4	$3,576	$(7)	$10,488	$14,057
Issuance of common units – net	0.1	6	—	—	6
Net income (loss)	—	91	—	(82)	9
Other comprehensive income	—	—	1	—	1
Related party note receivable	—	—	—	4	4
Related party contributions	—	—	—	46	46
Distributions, primarily to related parties	—	—	—	(346)	(346)
Changes in non-economic ownership interests	—	—	—	216	216
Other differential membership investment activity	—	—	—	116	116
Payments to Class B noncontrolling interest investors	—	—	—	(66)	(66)
Distributions to unitholders(a)	—	(250)	—	—	(250)
Buyout of Class B noncontrolling interest investors	—	—	—	(187)	(187)
Other – net	—	(4)	—	2	(2)
Balances, September 30, 2024	93.5	$3,419	$(6)	$10,191	$13,604
_____________________________
(a)    Distributions per common unit of $2.6775 were paid during the nine months ended September 30, 2024.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K. In the opinion of XPLR management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation, including presentation of discontinued operations as discussed in Note 1. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Discontinued Operations

In September 2025, indirect subsidiaries of XPLR completed the sale of their ownership interests in Meade Pipeline Co, LLC (Meade), which owned an investment in natural gas pipeline assets in Pennsylvania (Meade pipeline investment). XPLR received total cash consideration of approximately $1.1 billion. XPLR used a portion of the proceeds from the sale to pay off related project-level indebtedness of approximately $823 million and to purchase the remaining outstanding Class B membership interests in XPLR Pipelines of $219 million. XPLR also received proceeds of approximately $64 million relating to the settlement of interest rate contracts upon paying off the related project-level indebtedness. XPLR recognized a gain on disposal of the Meade pipeline investment of approximately $1 million (less than $1 million after tax), which is reflected in income from discontinued operations in its condensed consolidated statement of income for the three and nine months ended September 30, 2025. XPLR incurred approximately $6 million and $7 million in disposal-related costs during the three and nine months ended September 30, 2025, respectively, which are reflected as operations and maintenance in the condensed consolidated statement of income.

XPLR's results of operations for the Meade pipeline investment are presented as income (loss) from discontinued operations on its condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2025 and 2024.

The table below presents the financial results of the Meade pipeline investment and interest on related project-level indebtedness included in income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(millions)
OTHER INCOME (DEDUCTIONS)
Interest expense	$(16)	$(41)	$(56)	$(43)
Equity in earnings of equity method investees	11	18	11	54
Total other income (deductions) – net	(5)	(23)	(45)	11
INCOME (LOSS) BEFORE INCOME TAXES	(5)	(23)	(45)	11
INCOME TAX BENEFIT	(2)	(4)	(8)	(1)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS(a)	$(3)	$(19)	$(37)	$12
_____________________________
(a)    Includes net income (loss) attributable to noncontrolling interests of less than $1 million and approximately $(8) million for the three months ended September 30, 2025 and 2024, respectively, and $(16) million and $16 million for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense (benefit) attributable to noncontrolling interests is less than $1 million for all periods presented.

The noncurrent assets held for sale as of December 31, 2024 reflect XPLR's investment in equity method investees relating to the Meade pipeline investment of approximately $1,153 million.

XPLR has elected not to separately disclose discontinued operations on its condensed consolidated statement of cash flows. The table below presents cash flows from discontinued operations for major captions on the condensed consolidated statement of cash flows related to the Meade pipeline investment:

	Nine Months Ended September 30,
	2025	2024
	(millions)
Change in value of derivative contracts	$30	$20
Deferred income taxes	$(8)	$(1)
Equity in earnings of equity method investees, net of distributions received	$69	$26

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. XPLR's operating revenues are generated primarily from various non-affiliated parties under PPAs. XPLR's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs. XPLR believes that the obligation to deliver energy is satisfied over time as the customer simultaneously receives and consumes benefits provided by XPLR. In addition, XPLR believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. XPLR’s operating revenues for the three and nine months ended September 30, 2025 are revenue from contracts with customers for energy sales of approximately $299 million and $902 million, respectively. XPLR’s operating revenues for the three and nine months ended September 30, 2024 are revenue from contracts with customers for energy sales of approximately $301 million and $874 million, respectively. XPLR's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of XPLR's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

XPLR recognizes revenues as energy and any related renewable energy attributes are delivered, consistent with the amounts billed to customers based on rates stipulated in the respective agreements. XPLR considers the amount billed to represent the value of energy delivered to the customer. XPLR’s customers typically receive bills monthly with payment due within 30 days.
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from December 2025 to 2051, will vary based on the volume of energy delivered. At September 30, 2025, XPLR expects to record approximately $163 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

XPLR uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. XPLR records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. XPLR does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in XPLR's condensed consolidated statements of income (loss). At September 30, 2025 and December 31, 2024, the net notional amounts of the interest rate contracts were approximately $3.0 billion and $5.5 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in XPLR's condensed consolidated statements of income (loss). At September 30, 2025 and December 31, 2024, XPLR had derivative commodity contracts for power with net notional volumes of approximately 2.6 million MWh and 2.7 million MWh, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in XPLR's condensed consolidated statements of cash flows.

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

The tables below present XPLR's gross derivative positions, based on the total fair value of each derivative instrument, at September 30, 2025 and December 31, 2024 as well as the location of the net derivative positions, based on the expected timing of future payments, on XPLR's condensed consolidated balance sheets.

	September 30, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$61	$—	$—	$61
Commodity contracts	$—	$—	$4	$(1)	3
Total derivative assets					$64
Liabilities:
Interest rate contracts	$—	$39	$—	$—	$39
Commodity contracts	$—	$—	$4	$(1)	3
Total derivative liabilities					$42

Net fair value by balance sheet line item:
Current other assets					$16
Noncurrent other assets					48
Total derivative assets					$64

Current other liabilities					$33
Noncurrent other liabilities					9
Total derivative liabilities					$42
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$242	$—	$(2)	$240
Commodity contracts	$—	$—	$4	$(2)	2
Total derivative assets					$242
Liabilities:
Interest rate contracts	$—	$2	$—	$(2)	$—
Commodity contracts	$—	$—	$7	$(2)	5
Total derivative liabilities					$5

Net fair value by balance sheet line item:
Current other assets					$55
Noncurrent other assets					187
Total derivative assets					$242

Current other liabilities					$5
Noncurrent other liabilities					—
Total derivative liabilities					$5
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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to XPLR's derivatives are recorded in XPLR's condensed consolidated financial statements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(millions)
Interest rate contracts – interest expense	$1	$(63)	$(102)	$4
Interest rate contracts – income from discontinued operations	$(1)	$(25)	$(14)	$5
Commodity contracts – operating revenues	$2	$4	$2	$18

Credit-Risk-Related Contingent Features – Certain of XPLR's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At September 30, 2025 and December 31, 2024, the aggregate fair value of XPLR's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $39 million and $2 million, respectively.

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

Recurring Non-Derivative Fair Value Measurements – XPLR’s financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$385	$—	$385	$—	$—	$—
Total assets	$385	$—	$385	$—	$—	$—

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$5,860	$5,939	$5,314	$5,216
____________________
(a)    At September 30, 2025 and December 31, 2024, approximately $5,924 million and $5,201 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At September 30, 2025 and December 31, 2024, approximately $905 million and $1,028 million, respectively, of the fair value relates to the 2020 convertible notes and the 2022 convertible notes and is Level 2.

Nonrecurring Fair Value Measurements – XPLR tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the fair value of the goodwill is less than the carrying value. During the preparation of XPLR's March 31, 2025 financial statements, XPLR concluded that a triggering event occurred and it was more likely than not that the fair value of its reporting unit was less than its carrying value as a result of the significant decline in trading price of XPLR's common units during the first quarter of 2025. Therefore, XPLR performed a quantitative analysis using a combination of (i) an income approach consisting of a discounted cash flow analysis to estimate fair value for noncontrolling interests, including Class B membership interests and differential membership interests, (ii) a market approach derived from the observable trading price of its common units at March 31, 2025 of $9.50 to estimate fair value for (a) its common units and (b) noncontrolling interests related to NEE Equity's interest in XPLR OpCo, and (iii) an estimated control premium for the reporting unit and determined that the fair value of its reporting unit was less than its carrying value. As a result, XPLR recognized a non-cash goodwill impairment charge in the first quarter of 2025 of approximately $253 million ($222 million after tax), or the full remaining carrying value of goodwill, which is reflected in its condensed consolidated statement of income (loss) for the nine months ended September 30, 2025.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Income Taxes

XPLR recognizes in income its applicable ownership share of income taxes due to the disregarded tax status of substantially all of the projects under XPLR OpCo. Net income or loss attributable to noncontrolling interests includes minimal income taxes.

A reconciliation of the income tax expense (benefit) and effective tax rate based on the statutory U.S. federal income tax rate is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(millions, except for percentages)
Income tax expense (benefit) at U.S. statutory rate of 21%	$(4)	21.0%	$(6)	21.0%	$(74)	21.0%	$8	21.0%
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	57	(311.4)	39	(131.0)	77	(21.9)	44	123.9
State income taxes – net of federal income tax benefit	8	(44.7)	7	(23.5)	(7)	1.9	9	25.4
Clean energy tax credits	(20)	107.7	(8)	26.9	(34)	9.6	(25)	(70.4)
Valuation allowance	1	(7.6)	—	—	2	(0.5)	1	2.8
Other – net	1	(3.9)	2	(6.7)	—	0.1	2	5.7
Income tax expense (benefit) and effective tax rate from continuing operations	$43	(238.9)%	$34	(113.3)%	$(36)	10.2%	$39	108.4%

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which, among other things, modified tax legislation affecting clean energy tax credits, bonus depreciation rules, and tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation with no phase-out for unregulated property acquired after January 19, 2025, 100% expensing with no phase-out of domestic research and development expenses incurred in taxable years beginning after 2024, and the use of earnings before income taxes, depreciation and amortization (EBITDA), rather than earnings before income taxes (EBIT), with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA did not change the federal corporate income tax rate and did not require remeasurement of deferred tax assets or liabilities. XPLR determined that the OBBBA had no impact to its condensed consolidated financial statements for the three and nine months ended September 30, 2025.

6. Variable Interest Entities

XPLR has identified XPLR OpCo, a limited partnership with a general partner and limited partners, as a VIE. XPLR has consolidated the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At September 30, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. The assets and liabilities of XPLR OpCo as well as the operations of XPLR OpCo represent substantially all of XPLR's assets and liabilities and its operations.

In addition, at September 30, 2025, XPLR OpCo consolidated 15 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 10 – Noncontrolling Interests) in entities which own and operate 33 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $9,671 million and $506 million, respectively, at September 30, 2025. At December 31, 2024, there were 19 VIEs and the assets and liabilities of those VIEs at such date totaled approximately $10,940 million and $588 million, respectively.

At September 30, 2025, XPLR OpCo also consolidated three VIEs related to the sales of noncontrolling Class B membership interests in certain XPLR subsidiaries (see Note 8 – Class B Noncontrolling Interests and Note 10 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 4,430 MW and battery storage capacity of 120 MW (Class B VIEs). These entities are considered VIEs because the holders of the noncontrolling Class B membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net and intangible assets – PPAs – net, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $10,163 million and $1,475 million, respectively, at September 30, 2025. At December 31, 2024, there were five VIEs, including one with ownership interests in natural gas pipeline assets (see Note 1), and the assets, which included investments in equity method investees, and liabilities of those VIEs at such date totaled

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
approximately $13,133 million and $2,582 million, respectively. Certain of the Class B VIEs include three other VIEs related to XPLR's ownership interests in Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC (Emerald Breeze), and at December 31, 2024 also included two other VIEs related to XPLR's ownership interests in Rosmar Holdings, LLC and Silver State South Solar, LLC (Silver State), which had assets and liabilities of $711 million and $26 million, respectively, at September 30, 2025, and one VIE related to XPLR's ownership interests in Meade (see Note 1). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,278 million and $7,413 million of assets and $420 million and $429 million of liabilities are also included in the above disclosure of the VIEs related to differential membership interests at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, XPLR OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings), which has interests in a battery storage facility with storage capacity of 230 MW in which XPLR has an indirect 67% controlling ownership interest, which is a VIE. The assets, primarily property, plant and equipment – net, and the liabilities, primarily asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $411 million and $9 million, respectively, at September 30, 2025 and $414 million and $9 million, respectively, at December 31, 2024. This VIE contains entities which have sold differential membership interests and approximately $332 million and $333 million of assets and $8 million and $9 million of liabilities at September 30, 2025 and December 31, 2024, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

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

7. Debt

Long-term debt issuances and borrowings by subsidiaries of XPLR during the nine months ended September 30, 2025 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
February 2025	Other long-term debt	Fixed(a)	$4		(a)
March 2025	XPLR OpCo senior unsecured notes	Fixed(b)	$1,750		(b)
June – August 2025	Senior secured limited-recourse debt	Variable(c)	$412	(d)	2030
————————————
(a)See Note 9 – Related Party Long-Term Debt.
(b)Includes $825 million of 8.375% senior unsecured notes due 2031 and $925 million of 8.625% senior unsecured notes due 2033.
(c)Variable rate is based on an underlying index plus a margin. Interest rate contracts, primarily swaps, have been entered into for the debt borrowings.
(d)At September 30, 2025, approximately $635 million was available under two term loan facilities, subject to specified conditions. In October and November 2025, indirect subsidiaries of XPLR borrowed approximately $203 million and $157 million, respectively, under the term loan facilities. As of November 4, 2025, approximately $274 million was available under the combined facilities, subject to specified conditions.

In March 2025, approximately $330 million of borrowings outstanding under the XPLR OpCo credit facility were repaid. Also in March 2025, approximately $182 million principal amount of the 2020 convertible notes were repurchased for $177 million and XPLR recorded a gain on extinguishment of debt of $5 million which is reflected in interest expense on the condensed consolidated statement of income (loss). In September 2025, in connection with the sale of the Meade pipeline investment, approximately $823 million of related project-level debt was repaid.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
XPLR OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At September 30, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

8. Equity

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes. During periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

The reconciliation of XPLR's basic and diluted earnings per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(millions, except per unit amounts)
Numerator:
Income (loss) from continuing operations	$(34)	$(29)	$(35)	$95
Loss from discontinued operations	(3)	(11)	(21)	(4)
Net income (loss) attributable to XPLR	$(37)	$(40)	$(56)	$91

Denominator:
Weighted-average number of common units outstanding – basic	94.0	93.5	93.9	93.5
Effect of dilutive convertible notes(a)	—	—	—	—
Weighted-average number of common units outstanding – assuming dilution	94.0	93.5	93.9	93.5

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$(0.37)	$(0.31)	$(0.37)	$1.01
From discontinued operations	(0.03)	(0.12)	(0.23)	(0.04)
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:	$(0.40)	$(0.43)	$(0.60)	$0.97
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

In 2019, a subsidiary of XPLR sold Class B membership interests in XPLR Pipelines to a third-party investor. In November 2024, XPLR exercised its buyout right and purchased 25% of the originally issued Class B membership interests in XPLR Pipelines for aggregate cash consideration of approximately $67 million. In September 2025, XPLR purchased the remaining outstanding Class B membership interests in XPLR Pipelines for approximately $219 million.

Accumulated Other Comprehensive Income (Loss) – During the three and nine months ended September 30, 2025, XPLR recognized less than $1 million and approximately $1 million, respectively, of other comprehensive income related to an equity method investee. During the three and nine months ended September 30, 2024, XPLR recognized approximately $1 million of other comprehensive income related to an equity method investee. At September 30, 2025 and 2024, XPLR's accumulated other comprehensive loss totaled approximately $11 million and $13 million, respectively, of which $6 million and $7 million, respectively, was attributable to noncontrolling interest and $5 million and $6 million, respectively, was attributable to XPLR.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus reimbursable costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER. Costs incurred in connection with development and construction coordination provided by NEER primarily in connection with wind repowering of approximately $296 million and $820 million during the three and nine months ended September 30, 2025, respectively, and $43 million and $66 million during the three and nine months ended September 30, 2024, respectively, were capitalized. Remaining costs under these agreements are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss).

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to XPLR, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). XPLR OpCo also made certain payments to NEE based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by XPLR OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. XPLR’s O&M expenses for the three and nine months ended September 30, 2025 include approximately $3 million and $7 million, respectively, and for the three and nine months ended September 30, 2024 include $3 million and $8 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – XPLR OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy XPLR’s subsidiaries’ contractual obligations. XPLR OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. XPLR’s O&M expenses for the three and nine months ended September 30, 2025 include approximately $2 million and $8 million, respectively, and for the three and nine months ended September 30, 2024 include $2 million and $6 million, respectively, related to the CSCS agreement and in the nine months ended September 30, 2025 also includes $(11) million related to true-up of amounts previously charged.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from XPLR OpCo under the CSCS agreement or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. At September 30, 2025 and December 31, 2024, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $13 million and $127 million, respectively, and are included in due from related parties on XPLR's condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, XPLR recorded interest income of approximately $1 million and $36 million, respectively, due from NEER for cash sweep amounts held relating to proceeds from the December 2023 sale of the natural gas pipelines located in Texas (Texas pipelines), which is reflected in other – net on the condensed consolidated statements of income (loss).

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements and agreements relating to sales of clean energy tax credits, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above. At September 30, 2025, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.7 billion related to these obligations.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of XPLR acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At September 30, 2025 and December 31, 2024, the note payable was approximately $90 million and $85 million, respectively and is included in long-term debt on XPLR's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

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

10. Summary of Significant Accounting and Reporting Policies

Restricted Cash – At September 30, 2025 and December 31, 2024, XPLR had approximately $63 million and $45 million, respectively, of restricted cash included in current other assets on XPLR's condensed consolidated balance sheets. Restricted cash at September 30, 2025 and December 31, 2024 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	September 30, 2025	December 31, 2024
	(millions)
Property, plant and equipment, gross	$18,421	$17,539
Accumulated depreciation	(3,371)	(2,984)
Property, plant and equipment – net	$15,050	$14,555

Income Taxes – For taxable years beginning after 2022, clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the nine months ended September 30, 2025 and 2024 of approximately $4 million and $38 million are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on XPLR's condensed consolidated statements of cash flows.

Noncontrolling Interests – At September 30, 2025, noncontrolling interests on XPLR's condensed consolidated balance sheets primarily reflect the Class B noncontrolling ownership interests (the Class B noncontrolling ownership interests in Genesis Holdings, XPLR Renewables III and XPLR Renewables IV owned by third parties (see Note 1)), the differential membership interests, NEE Equity's approximately 51.2% noncontrolling interest in XPLR OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling interest in Emerald Breeze and a third-party's 50% interest in Star Moon Holdings. The impact of the net income or loss attributable to the differential membership interests and the Class B noncontrolling ownership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income or loss attributable to XPLR based on the respective ownership percentage of XPLR OpCo.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended September 30, 2025	(millions)
Balances, June 30, 2025	$3,541	$3,086	$470	$980	$8,077
Net income (loss) attributable to noncontrolling interests	58	(136)	35	16	(27)
Distributions, primarily to related parties	—	—	(30)	(14)	(44)
Differential membership investment contributions, net of distributions	—	92	—	—	92
Buyout of differential membership interest investors	—	(24)	(1)	—	(25)
Payments to Class B noncontrolling interest investors	(33)	—	—	—	(33)
Buyout of Class B noncontrolling interest investors	(221)	—	1	—	(220)
Balances, September 30, 2025	$3,345	$3,018	$475	$982	$7,820

Nine Months Ended September 30, 2025
Balances, December 31, 2024	$4,376	$3,457	$549	$1,269	$9,651
Related party note receivable	—	—	1	—	1
Net income (loss) attributable to noncontrolling interests	193	(524)	(31)	63	(299)
Related party contributions	—	—	4	—	4
Distributions, primarily to related parties	—	—	(43)	(43)	(86)
Changes in non-economic ownership interests(b)	—	—	—	(309)	(309)
Differential membership investment contributions, net of distributions	—	150	—	—	150
Buyout of differential membership interest investors	—	(65)	(5)	—	(70)
Payments to Class B noncontrolling interest investors	(71)	—	—	—	(71)
Buyout of Class B noncontrolling interest investors	(1,152)	—	1	—	(1,151)
Other – net	(1)	—	(1)	2	—
Balances, September 30, 2025	$3,345	$3,018	$475	$982	$7,820
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.
(b)See Note 6 for discussion regarding the non-economic ownership interests.

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

Segment Information – XPLR’s single reportable segment, through its ownership interest in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets and had an investment in natural gas pipeline assets (see Note 1). XPLR’s reportable segment derives revenues primarily from various non-affiliated parties under long-term PPAs. See Note 2 for information regarding XPLR's operating revenues.

XPLR's significant segment expenses include operations and maintenance, depreciation and amortization, interest expense and income tax expense (benefit) which are reflected in XPLR's condensed consolidated statements of income (loss). XPLR's other segment items include goodwill impairment charge, gains (losses) on disposal of businesses/assets – net, taxes other than income taxes and other – net, equity in earnings of equity method investees, equity in earnings (losses) of non-economic ownership interests, other – net and income (loss) from discontinued operations, which are reflected in XPLR's condensed consolidated statements of income (loss).

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
XPLR's additional segment information is as follows:

	Nine Months Ended September 30,
	2025	2024
	(millions)
Capital expenditures and other investments	$684	$189

	September 30, 2025	December 31, 2024
	(millions)
Property, plant and equipment – net	$15,050	$14,555
Total assets	$19,125	$20,292
Investments in equity method investees	$638	$631
Assets held for sale – investment in equity method investees	$—	$1,153

11. Commitments and Contingencies

Legal Proceedings – XPLR, NEE, certain former executives of XPLR and certain current and former directors of XPLR are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions and arrangements relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. The defendants are vigorously defending against the claims in this proceeding.

XPLR, NEE, certain former executives of XPLR and certain current and former directors of XPLR are the named defendants in a purported unitholder derivative action filed in the U.S. District Court for the Southern District of California in August 2025. The complaint alleges, among other allegations, that defendants breached their fiduciary duties by making, or causing XPLR to make, false and misleading statements regarding XPLR's business model, distributions, financial arrangements and equity needs. The plaintiff seeks declaratory and monetary relief, changes to corporate governance and internal procedures, and attorneys’ fees and costs. XPLR and the plaintiff have agreed to a specified stay of the action, subject to court approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects and had an investment in natural gas pipeline assets, which investment was sold in September 2025 (see Note 1). XPLR consolidates the results of XPLR OpCo and its subsidiaries through its controlling interest in the general partner of XPLR OpCo. At September 30, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. XPLR's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

A number of legislative, executive and administrative activities have occurred in 2025 that affect XPLR including 1) the enactment of the OBBBA which, among other things, modified tax legislation affecting clean energy tax credits, 2) the issuance of a number of federal executive orders and presidential actions, 3) the imposition of tariffs on a variety of imports and 4) the issuance of guidance by various federal agencies. A number of similar activities remain pending or are in various phases of implementation, such as Treasury Department rulemaking authorized by the OBBBA, trade investigations that may lead to additional tariffs or place limitations on imports of certain materials and ordered reviews of, or process or policy changes with respect to, federal permitting and approvals for wind and solar projects. There has been no material impact on XPLR's operations or financial performance as a result of these developments and XPLR believes that the previously announced wind repowering program will qualify for clean energy tax credits if placed into service as planned. XPLR will assess any further developments for potential impacts in future periods.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(millions)
OPERATING REVENUES	$315	$319	$939	$936
OPERATING EXPENSES
Operations and maintenance	151	128	362	389
Depreciation and amortization	142	138	419	412
Goodwill impairment charge	—	—	253	—
Taxes other than income taxes and other – net	15	18	51	55
Total operating expenses – net	308	284	1,085	856
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	(2)	14	9	13
OPERATING INCOME (LOSS)	5	49	(137)	93
OTHER INCOME (DEDUCTIONS)
Interest expense	(94)	(124)	(344)	(190)
Equity in earnings of equity method investees	66	30	114	72
Equity in earnings (losses) of non-economic ownership interests	—	11	(3)	16
Other – net	5	4	16	45
Total other income (deductions) – net	(23)	(79)	(217)	(57)
INCOME (LOSS) BEFORE INCOME TAXES	(18)	(30)	(354)	36
INCOME TAX EXPENSE (BENEFIT)	43	34	(36)	39
LOSS FROM CONTINUING OPERATIONS	(61)	(64)	(318)	(3)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax benefit of $2, $4, $8, and $1, respectively	(3)	(19)	(37)	12
NET INCOME (LOSS)	(64)	(83)	(355)	9
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27	43	299	82
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(37)	$(40)	$(56)	$91

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Operating Expenses

Operations and Maintenance
O&M expenses increased $23 million during the three months ended September 30, 2025 primarily reflecting higher net operating expenses at the existing XPLR projects of approximately $16 million, primarily dismantlement costs associated with repowering of wind facilities of $12 million, and $7 million higher corporate expenses primarily relating to fees associated with the sale of the Meade pipeline investment.

Gains (Losses) on Disposal of Businesses/Assets – net

The change in net gains (losses) on disposal of businesses/assets recognized during the three months ended September 30, 2025 reflects the absence of prior year insurance recoveries on three permanently damaged wind turbines.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of $30 million during the three months ended September 30, 2025 primarily reflects approximately $64 million of favorable mark-to-market activity ($1 million of gains recorded in 2025 compared to $63 million of losses in 2024), partly offset by $35 million of higher interest expense due to higher average debt outstanding.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $36 million during the three months ended September 30, 2025 primarily relating to the gain on sale of an equity method investment in solar distributed generation assets in September 2025.

Income Taxes

For the three months ended September 30, 2025, XPLR recorded income tax expense of $43 million on loss from continuing operations before income taxes of $18 million, resulting in an effective tax rate of approximately (239)%. The tax expense is primarily comprised of tax expenses of approximately $57 million related to taxes attributable to noncontrolling interests and $8 million of state taxes, partly offset by tax benefit of $20 million attributable to clean energy tax credits and $4 million at the statutory rate of 21%. See Note 5.

For the three months ended September 30, 2024, XPLR recorded income tax expense of $34 million on loss from continuing operations before income taxes of $30 million, resulting in an effective tax rate of approximately (113)%. The tax expense is comprised primarily of income tax expense of approximately $39 million attributable to noncontrolling interests and $7 million of state taxes, partly offset by income tax benefit of $8 million attributable to clean energy tax credits and $6 million at the statutory rate of 21%. See Note 5.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations reflects the results of the Meade pipeline investment and interest on related project-level indebtedness prior to the sale in September 2025. See Note 1.

Net Loss Attributable to Noncontrolling Interests

For the three months ended September 30, 2025, the change in net loss attributable to noncontrolling interests primarily reflects lower net loss allocated to differential membership interest investors of $28 million ($136 million in 2025 compared to $164 million in 2024) as a result of buyouts and higher net income attributable to NEE Equity's noncontrolling interest of approximately $15 million ($35 million of net income in 2025 compared to $20 million of net income in 2024), partly offset by lower net income attributable to Class B noncontrolling membership interests of $18 million, primarily due to buyout of the Class B membership interests in XPLR Renewables II in April 2025 (see Note 8 – Class B Noncontrolling Interests) and lower net income of $11 million relating to noneconomic ownership interests (see Note 6 for discussion regarding the non-economic ownership interests). See Note 10 – Noncontrolling Interests.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Operating Expenses

Operations and Maintenance
O&M expenses decreased $27 million during the nine months ended September 30, 2025 primarily reflecting lower net operating expenses at the existing XPLR projects primarily relating to vendor credits for unplanned O&M expenses, partly offset by dismantlement costs associated with repowering of wind facilities.

Goodwill Impairment Charge
The $253 million goodwill impairment charge recognized during the nine months ended September 30, 2025 reflects the non-cash goodwill impairment charge recognized in March 2025. See Note 4 – Nonrecurring Fair Value Measurements.

Gains (Losses) on Disposal of Businesses/Assets – net

The change in net gains on disposal of businesses/assets recognized during the nine months ended September 30, 2025 reflect lower insurance recoveries on permanently damaged wind turbines, partly offset by a working capital adjustment relating to the disposal of a business.

Other Income (Deductions)

Interest Expense
The increase in interest expense of $154 million during the nine months ended September 30, 2025 primarily reflects approximately $106 million of unfavorable mark-to-market activity ($102 million of losses recorded in 2025 compared to $4 million of gains in 2024) and $48 million of higher interest expense due to increased average debt outstanding.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $42 million during the nine months ended September 30, 2025 primarily due to the gain on sale of equity method investment in solar distributed generation assets in September 2025.

Other – net
For the nine months ended September 30, 2025, the change in other – net primarily reflects the absence of the interest income from NEER for cash sweep amounts held relating to proceeds from the December 2023 sale of the Texas pipelines, partly offset by interest income earned on cash on hand.

Income Taxes

For the nine months ended September 30, 2025, XPLR recorded income tax benefit of $36 million on loss from continuing operations before income taxes of $354 million, resulting in an effective tax rate of approximately 10%. The tax benefit is primarily comprised of income tax benefits of approximately $74 million at the federal statutory rate of 21%, $34 million attributable to clean energy tax credits and $7 million of state income taxes, partly offset by tax expense of $77 million related to taxes attributable to noncontrolling interests. See Note 5.

For the nine months ended September 30, 2024, XPLR recorded income tax expense of $39 million on income from continuing operations before income taxes of $36 million, resulting in an effective tax rate of approximately 108%. The tax expense is comprised primarily of income tax expense of approximately $44 million related to taxes attributable to noncontrolling interests, $8 million at the federal statutory rate of 21% and $9 million relating to state income taxes, partly offset by income tax benefit of $25 million attributable to clean energy tax credits. See Note 5.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations reflects the results of the Meade pipeline investment and interest on related project-level indebtedness prior to the sale in September 2025. See Note 1.

Net Loss Attributable to Noncontrolling Interests

For the nine months ended September 30, 2025, the change in net loss attributable to noncontrolling interests primarily reflects the change in the net income or loss attributable to NEE Equity's noncontrolling interest of approximately $237 million ($31 million of net loss in 2025 compared to $206 million of net income in 2024) and lower net income attributable to Class B noncontrolling membership interests of $38 million, primarily due to the buyout of the Class B membership interests in XPLR Renewables II in April 2025 (see Note 8 – Class B Noncontrolling Interests), partly offset by lower net loss allocated to differential membership interest investors of $63 million ($524 million in 2025 compared to $587 million in 2024). See Note 10 – Noncontrolling Interests.

Liquidity and Capital Resources

XPLR’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 7 and Note 3) and distributions to the holders of noncontrolling interests. XPLR expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, XPLR expects to consider additional repowering opportunities at its existing projects and other investment opportunities, and to exercise buyout rights relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are a party (see Note 10 – Noncontrolling Interests and Note 8 – Class B Noncontrolling Interests). The investment, development and buyout opportunities are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and divestitures, and may be funded with issuances of additional XPLR common units, including under its at-the-market equity issuance program. XPLR may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 10 – Noncontrolling Interests and Note 8 – Class B Noncontrolling Interests). In addition, XPLR expects to fund debt maturities through refinancing. XPLR may, but does not expect to, issue common units to satisfy XPLR's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion (see Note 7).

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

Liquidity Position

At September 30, 2025, XPLR's liquidity position was approximately $3,174 million. The table below provides the components of XPLR’s liquidity position:

	September 30, 2025	Maturity Date
	(millions)
Cash and cash equivalents	$711
Amounts due under the CSCS agreement	13
Revolving credit facility(a)(b)	2,450	2029
Total	$3,174
____________________
(a)    Approximately $90 million of the XPLR OpCo credit facility expires in 2028. See Financing Arrangements below.
(b)    Excludes a term loan facility discussed below due to restrictions on the use of the borrowings. See Note 7.

Management believes that XPLR's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures and liquidity commitments. Management continues to regularly monitor XPLR's financing needs consistent with prudent balance sheet management.

Financing Arrangements

XPLR OpCo and its direct subsidiary are parties to the $2,450 million XPLR OpCo credit facility. During the nine months ended September 30, 2025, approximately $330 million of borrowings outstanding under the XPLR OpCo credit facility were repaid. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility as well as to avoid default and related acceleration provisions, XPLR OpCo and its direct subsidiary are required to, among other things, be in compliance with financial covenants of a maximum leverage ratio and a minimum interest coverage ratio, as defined in the XPLR OpCo credit facility. At September 30, 2025, XPLR and its direct subsidiary were in compliance with these required ratios. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. See Note 7.

During the nine months ended September 30, 2025, XPLR OpCo issued $825 million of 8.375% senior unsecured notes due 2031 and $925 million of 8.625% senior unsecured notes due 2033 and approximately $182 million principal amount of the 2020 convertible notes were repurchased for $177 million. Also during the nine months ended September 30, 2025, certain indirect subsidiaries of XPLR entered into limited-recourse senior secured variable rate term loan facilities (term loan facilities) to finance certain wind repowering projects totaling $1,047 million, which mature in 2030. At September 30, 2025, the XPLR subsidiaries had borrowed approximately $412 million under the term loan facilities and a total of $635 million was available under the combined facilities, subject to specified conditions. In October and November 2025, the XPLR subsidiaries borrowed approximately $203 million and $157 million, respectively, under the term loan facilities. As of November 4, 2025, approximately $274 million was available under the combined facilities, subject to specified conditions. See Note 7 and Part II, Item 5(a).

XPLR OpCo and certain indirect subsidiaries are also subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of XPLR's financings provide for interest payable at a fixed interest rate. However, certain of XPLR's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. At September 30, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

Equity Arrangements

In April 2025, XPLR exercised its buyout right and purchased the remaining outstanding Class B membership interests in XPLR Renewables II. In September 2025, XPLR purchased the remaining outstanding Class B membership interests in XPLR Pipelines. See Note 8 – Class B Noncontrolling Interests.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including development and construction expenditures that are expected to increase XPLR OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the nine months ended September 30, 2025 and 2024, XPLR had capital expenditures of approximately $684 million and $189 million, respectively, primarily relating to repowering of wind facilities.

Cash Flows

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended September 30,
	2025	2024	Change
	(millions)
Net cash provided by operating activities	$553	$517	$36
Net cash provided by investing activities	$897	$1,344	$(447)
Net cash used in financing activities	$(1,003)	$(1,809)	$806

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was primarily driven by lower O&M expenses and the timing of transactions impacting working capital.

Net Cash Provided by Investing Activities

	Nine Months Ended September 30,
	2025	2024
	(millions)
Capital expenditures and other investments	$(684)	$(189)
Proceeds from sale of equity method investments	1,139	—
Payments from related parties under CSCS agreement – net	114	1,460
Distributions from non-economic ownership interests	309	—
Reimbursements from related parties for capital expenditures	—	49
Other – net	19	24
Net cash provided by investing activities	$897	$1,344

The change in net cash provided by investing activities was primarily driven by lower payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement and higher capital expenditures and other investments, net of reimbursements, partly offset by proceeds from the sale of equity method investments and higher distributions from non-economic ownership interests (see Note 6 for discussion regarding non-economic ownership interests).

Net Cash Used in Financing Activities

	Nine Months Ended September 30,
	2025	2024
	(millions)
Proceeds from issuance of common units – net	$4	$3
Issuances (retirements) of long-term debt – net	581	(1,126)
Debt issuance costs	(49)	(2)
Partner contributions (distributions) – net	(390)	(546)
Proceeds related to differential membership interests – net	150	132
Buyout of differential membership interests	(75)	(16)
Payments related to Class B noncontrolling interests – net	(71)	(66)
Buyout of Class B noncontrolling interest investors	(1,150)	(187)
Other – net	(3)	(1)
Net cash used in financing activities	$(1,003)	$(1,809)

The change in net cash used in financing activities primarily reflects issuances of long-term debt in 2025 compared to retirements in 2024 and lower partner distributions, partly offset by larger buyouts of Class B noncontrolling interest investors and differential membership interests in 2025.

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

See Note 4 – Nonrecurring Fair Value Measurements for a discussion of goodwill impairment.

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

XPLR has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At September 30, 2025, approximately 99% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At September 30, 2025, the estimated fair value of XPLR's long-term debt was approximately $5.9 billion and the carrying value of the long-term debt was $5.9 billion. See Note 4 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of XPLR's long-term debt would increase by approximately $94 million at September 30, 2025.

At September 30, 2025, XPLR had interest rate contracts with a net notional amount of approximately $3.0 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, XPLR’s net derivative assets at September 30, 2025 would decrease by approximately $48 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, XPLR had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of XPLR's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of XPLR concluded that XPLR's disclosure controls and procedures were effective as of September 30, 2025.

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

See Note 11 – Legal Proceedings.

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

Item 5. Other Information

(a)    On October 31, 2025 and November 3, 2025, indirect subsidiaries of XPLR borrowed a total of approximately $360 million under two limited-recourse senior secured variable rate term loan facilities. As of November 4, 2025, approximately $274 million was available under the combined facilities, subject to specified conditions.

(c)    During the three months ended September 30, 2025, no director or officer of XPLR adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

(d)    In accordance with the XPLR partnership agreement, on November 3, 2025, the XPLR board of directors modified the eligibility requirements for holders of units of XPLR (eligible holders) that wish to submit the name of a qualified director nominee for inclusion in XPLR’s proxy statement for the 2026 annual meeting of limited partners of XPLR (2026 annual meeting). Under the modified requirements, in order to submit a proxy access nominee for the 2026 annual meeting, an eligible holder must have owned (in accordance with the definition of "own" in the XPLR partnership agreement) units representing at least five percent (5%) of the voting power, including common units and special voting units, of XPLR continuously for at least three months prior to the date of nomination. Notice of a proxy access nominee for the 2026 annual meeting must be received by XPLR’s Corporate Secretary at 700 Universe Boulevard, Juno Beach, Florida 33408 no earlier than November 5, 2025 and no later than the close of business on December 5, 2025. Eligible holders who wish to submit nominees will be required to satisfy the requirements set forth in the XPLR partnership agreement.

Item 6. Exhibits

Exhibit Number	Description
10.1
Third Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between XPLR Infrastructure US Partners Holdings, LLC, formerly known as NextEra Energy US Partners Holdings, LLC, XPLR Infrastructure Operating Partners, LP, formerly known as NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of June 13, 2025

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

Date:  November 4, 2025

XPLR INFRASTRUCTURE, LP
(Registrant)

WILLIAM J. GOUGH
William J. Gough Controller (Principal Accounting Officer)