Form 10-K
period 2025-12-31
XPLR Infrastructure, LP
filed 2026-02-17
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Aggregate market value of the voting and non-voting common equity of XPLR Infrastructure, LP held by non-affiliates at June 30, 2025 (based on the closing market price on the Composite Tape on June 30, 2025) was $747,971,110.

Number of XPLR Infrastructure, LP common units outstanding at January 31, 2026: 93,966,346

DOCUMENTS INCORPORATED BY REFERENCE
__________________________________

Portions of XPLR Infrastructure, LP's Proxy Statement for the 2026 Annual Meeting of Unitholders are incorporated by reference in Part III hereof.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
ASA	administrative services agreement
BLM	U.S. Bureau of Land Management
CITC	convertible investment tax credit
clean energy tax credits	production tax credits and investment tax credits collectively
Code	U.S. Internal Revenue Code of 1986, as amended
CSCS agreement	amended and restated cash sweep and credit support agreement
FERC	U.S. Federal Energy Regulatory Commission
IDR fee	certain payments from XPLR OpCo to NEE Management as a component of the MSA which are based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders
IPP	independent power producer
ITC	investment tax credit
limited partner interest in XPLR OpCo	limited partner interest in XPLR OpCo's common units
management sub-contract	management services subcontract between NEE Management and NEER
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Fifth Amended and Restated Management Services Agreement among XPLR, NEE Management, XPLR OpCo and XPLR OpCo GP
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
NERC	North American Electric Reliability Corporation
Note __	Note __ to consolidated financial statements
NYSE	New York Stock Exchange
O&M	operations and maintenance
PPA	power purchase agreement
PTC	production tax credit
ROFR	right of first refusal
RPS	renewable portfolio standards
SEC	U.S. Securities and Exchange Commission
the board	the board of directors of XPLR
U.S.	United States of America
XPLR	XPLR Infrastructure, LP
XPLR GP	XPLR Infrastructure Partners GP, Inc.
XPLR OpCo	XPLR Infrastructure Operating Partners, LP
XPLR OpCo GP	XPLR Infrastructure Operating Partners GP, LLC
XPLR OpCo ROFR assets	all assets owned or hereafter acquired by XPLR OpCo or its subsidiaries

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

PART I

Item 1.  Business

XPLR, through its ownership in XPLR OpCo, has a partial ownership interest in a clean energy infrastructure portfolio in the U.S. with approximately 10 gigawatts of net generating capacity in 28 states as of December 31, 2025 and is one of the largest generators of energy from the wind and sun in the U.S. based on 2025 MWh produced on a net generation basis. XPLR's portfolio is diversified across generation technologies including wind, solar and battery storage projects.

XPLR believes anticipated long-term growth in U.S. electricity demand will create opportunities for XPLR to invest in its existing portfolio, including through additional investments in renewable energy repowering projects and co-located battery storage and through renewing, extending or recontracting existing PPAs. XPLR also plans to pursue investment opportunities in areas adjacent to its existing clean energy projects, with a focus on assets that are expected to provide incremental cash flows and opportunities for growth. XPLR believes its cash flow profile, geographic, technological and resource diversity, operational excellence, contractual relationships with NEE and disciplined approach to capital allocation provide XPLR with a competitive advantage and position XPLR well to take advantage of opportunities in the growing U.S. power sector.

OWNERSHIP STRUCTURE AND PORTFOLIO

XPLR is a limited partnership. At December 31, 2025, XPLR owned a controlling, non-economic general partner interest and an approximately 48.8% limited partner interest in XPLR OpCo. Through XPLR OpCo, XPLR has a partial ownership interest in a portfolio of contracted clean energy assets consisting of wind, solar and solar-plus-storage projects and a stand-alone battery storage project.

The following diagram depicts XPLR's simplified ownership structure:

(a)    At December 31, 2025, NEE owns 2,337,882 XPLR common units.
(b)    At December 31, 2025, NEE Equity owns approximately 51.2% of XPLR OpCo's common units representing limited partnership interests and 100% of XPLR OpCo's Class P units. NEE Equity may tender its XPLR OpCo common units and in exchange receive XPLR common units on a one-for-one basis, or the value of such common units in cash, subject to the terms of an exchange agreement.
(c)    At December 31, 2025, certain project entities are subject to noncontrolling interests. See Note 2 – Noncontrolling Interests.

Clean energy projects – At December 31, 2025, XPLR owned interests in a portfolio of contracted clean energy projects located in 28 states as summarized below:

Technology	Net MW(a)		Contract Expiration
Wind	8,069		2026 – 2051
Solar	1,718		2035 – 2051
Battery Storage	274		2037 – 2051
	10,061	(b)
____________________
(a)    MWs reflect XPLR OpCo's net ownership in the clean energy project capacity based on respective ownership interests. XPLR OpCo has indirect equity method investments in projects with a net generating capacity of approximately 790 MW with ownership interests ranging from 33.3% to 50%. Additionally, XPLR OpCo has indirect controlling ownership interests ranging from 49% to 67% in projects with a net generating capacity of approximately 2,087 MW and battery storage capacity of 244 MW. See Note 2 – Investments in Unconsolidated Entities and – Noncontrolling Interests.
(b)    Third-party investors own Class B noncontrolling membership interests in the XPLR subsidiaries that own interests in projects with net generating capacity of approximately 4,427 MW and battery storage capacity of 120 MW. Third-party investors own differential membership interests in projects with net generating capacity of approximately 5,736 MW and battery storage capacity of 274 MW. See Note 2 – Noncontrolling Interests, Note 11 and Note 14 – Class B Noncontrolling Interests. Projects with net generating capacity of approximately 3,221 MW are encumbered by liens against their assets securing various financings.

During 2025, XPLR OpCo generated approximately 26.0 million MWh and 4.0 million MWh from wind and solar generation facilities, respectively, and discharged 0.4 million MWh from its battery storage projects. During 2024, XPLR OpCo generated approximately 27.0 million MWh and 4.0 million MWh from wind and solar generation facilities, respectively, and discharged 0.2 million MWh from its battery storage projects.

Discontinued operations – In September 2025, indirect subsidiaries of XPLR completed the sale of their ownership interests in Meade Pipeline Co, LLC (Meade), which owned an investment in natural gas pipeline assets in Pennsylvania (Meade pipeline investment). In December 2023, XPLR sold its interests in a portfolio of seven natural gas pipelines assets in Texas (Texas pipelines). See Note 4.

The following map shows XPLR's ownership interests in clean energy projects in operation.

Legend

- Wind
- Universal Solar
- Storage
- State with project(s) in operation

Map does not identify individual small-scale solar projects

Locations with more than one facility are illustrated with a single symbol.

Each of the clean energy projects sells the majority of its output and related renewable energy attributes pursuant to long-term, fixed price PPAs to various counterparties. In 2025, XPLR derived approximately 14% and 15% of its consolidated revenues from its contracts with Pacific Gas and Electric Company and Southern California Edison Company, respectively. See Item 1A for a discussion of risks related to XPLR's counterparties.

XPLR, XPLR OpCo and XPLR OpCo GP are parties to the MSA with an indirect wholly owned subsidiary of NEE, under which operational, management and administrative services are provided to XPLR under the direction of the board, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers, in addition to those services that are provided under O&M agreements and ASAs between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE a management fee pursuant to the terms of the MSA. The MSA continues until January 1, 2068 and thereafter renews for successive five-year periods, subject to certain termination rights of XPLR OpCo and NEE Management pursuant to the terms of the MSA. The O&M agreements and ASAs have initial terms ranging between 20 to 30 years and will each be automatically extended for an additional five-year period subject to certain termination rights pursuant to the respective agreement. See Note 15 – Management Services Agreement.

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

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The One Big Beautiful Bill Act (OBBBA) modified several pre-existing provisions, including the phase out of these income tax credits, of the Inflation Reduction Act and other laws. Wind and solar generation facilities are eligible for 100% PTC or 30% ITC if such facilities begin construction before July 5, 2026 or are placed in service by December 31, 2027. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

In addition, the 30% ITC, subject to a phase-down in 2034 and 2035, applies to energy storage projects placed in service after 2022 that begin construction by December 31, 2033 (no eligibility for projects that begin construction after 2035). These projects are subject to the same labor requirements and credit enhancements applicable to wind and solar facilities (discussed above).

XPLR and the wind and solar industries have relied on the settled understanding of the term "begin construction" as informed by longstanding Treasury Department guidance regarding what constitutes the "beginning of construction" for purposes of claiming clean energy tax credits. On August 15, 2025, the Internal Revenue Service issued new guidance for the purpose of determining whether wind and solar facilities "begin construction" before July 5, 2026 such that they are not subject to the December 31, 2027 placed in service requirement. The new guidance applies to wind and solar facilities that begin construction on or after September 2, 2025, with prior guidance applying before that. The new guidance is substantially similar to the prior guidance except that it eliminates the 5% spend test safe harbor as a method to begin construction, such that wind and solar facilities must begin construction by starting physical work of a significant nature. Physical work of a significant nature includes onsite work other than preliminary activities, and offsite work on non-inventory equipment performed by a third-party manufacturer under a binding written contract. The new guidance also retains the "continuity requirement" from prior guidance, as well as the continuity safe harbor that deems the continuity requirement as satisfied if the related facility is placed in service no more than four years after the year it began construction. There will be no clean energy tax credits for wind or solar facilities placed in service after 2030.

All projects discussed above that begin construction after December 31, 2025 must satisfy the prohibited foreign entity material assistance requirements under the OBBBA in order to be eligible for tax credits.

Clean energy tax credits can be transferred to an unrelated purchaser for cash, providing an additional path, along with sales of differential membership interests, for developers to monetize the value of the clean energy tax credits.

The foregoing incentives have the effect of making the development of renewable energy projects more competitive. A loss of, or reduction in, the foregoing incentives could decrease the attractiveness of renewable energy projects to developers.

Regulation

XPLR's projects, including projects under development, are subject to regulation by a number of U.S. federal, state and other organizations, including, but not limited to, the following:

•the FERC, which oversees the acquisition and disposition of electric generation, transmission and other facilities, transmission of electricity in interstate commerce and wholesale purchases and sales of electric energy, among other things;

•the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts; and
•the Environmental Protection Agency (EPA), which has the responsibility to maintain and enforce national standards under a variety of environmental laws, and in some cases delegates authority to state agencies. The EPA also works with industries and all levels of government, including U.S. federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

U.S. federal, state and local governments have established extensive approvals and permitting requirements for items such as disturbing wetlands, obtaining no hazard determinations from the Federal Aviation Administration, interacting with wildlife, making wholesale sales of electricity, and other clearances. These requirements may change from time to time. A number of regulatory actions occurred in 2025, including, among others, a federal executive order that calls for a pause in federal land leasing, permitting and approvals for wind development facilities pending completion of a review of the federal rules providing for leasing, permitting and approvals for wind projects and the FERC approval of proposals by regional transmission operators regarding the process for interconnecting new generation projects to certain regional transmission grids. These or similar initiatives could limit XPLR's and its subsidiaries' ability, and the ability of third parties with which XPLR contracts, to obtain or renew necessary approvals, rights-of-way, permits, leases or loans for wind or other clean energy projects.

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

BUSINESS STRATEGY

XPLR's primary business objective is to deliver value to common unitholders which it plans to do over time by allocating the cash flows generated by its assets toward selected clean energy investments. These investments may include organic growth opportunities at existing assets, as well as selective acquisitions of ownership interests in clean energy projects or other investments. To achieve this objective, XPLR intends to execute the following business strategy:

•Invest cash generated by existing assets to enhance long-term value. Among other uses, XPLR and XPLR OpCo intend to use retained cash to repower renewable energy projects, which would extend the life of their existing assets, enhance operations and provide attractive returns, and to invest in co-located battery storage projects. XPLR also intends to use cash to exercise buyout rights relating to Class B noncontrolling members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests).

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

COMPETITION

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. While the majority of XPLR's existing projects are currently contracted, XPLR may compete in the future primarily on the basis of price and terms. XPLR also believes the clean attributes of XPLR's generation assets, among other strengths discussed below, are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies XPLR competes with depending on the market. In wholesale and merchant markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

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

XPLR believes that it is well-positioned to execute its strategy and deliver value to its common unitholders and customers over the long term based on the following competitive strengths:

Contracted projects with stable cash flows. The clean energy projects in XPLR's portfolio are contracted with a diverse group of customers under long-term PPAs that generally provide for fixed price payments over the contract term. The clean energy projects have a total weighted average remaining contract term of approximately 12 years at December 31, 2025 based on forecasted contributions to earnings. The expected stable cash flows generated by XPLR's portfolio of clean energy projects support access to diverse sources of financing and can be deployed towards investments as well as potential return of capital to common unitholders.

Geographic and resource diversification. XPLR's portfolio is geographically diverse across the U.S. In addition, XPLR's portfolio consists of wind and solar generation facilities, solar-plus-storage projects and a stand-alone battery storage project. A diverse portfolio tends to reduce the magnitude of individual project or regional deviations from historical resource conditions, providing a more stable stream of cash flows over the long term than a non-diversified portfolio. In addition, XPLR believes the geographic diversity of its portfolio helps minimize the impact of adverse regulatory conditions in particular jurisdictions.

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

There are risks associated with the operation and maintenance of XPLR's renewable energy projects, battery storage projects and other facilities , including:

•risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;
•breakdown or failure of, or damage to, turbines, blades, blade attachments, solar panels, mirrors, batteries and other equipment whether as a result of leaks, fires, explosions, mechanical problems or other events or otherwise, which could reduce a project’s energy output or result in unplanned power outages, significant property damage, environmental pollution, personal injury or loss of life;
•catastrophic events, such as wildfires, earthquakes, hurricanes, severe weather, tornadoes, ice and hailstorms, extreme temperatures, icing events, floods, severe convective storms and droughts, other meteorological conditions, landslides and other similar events beyond XPLR's control, which could severely damage or destroy all or a part of a project, or interconnection and transmission facilities, reduce its energy output or capacity, or result in unplanned power outages, property damage, environmental pollution, personal injury or loss of life;
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

These and other factors could require the shutdown of XPLR's renewable energy projects, battery storage projects or other facilities. For renewable energy projects, battery storage projects or other facilities located near populated areas, including, but not limited to, residential areas, commercial business centers, industrial sites and other public gathering areas, or areas more prone to wildfires, the level of damage resulting from certain of these risks could be greater.

These factors could also reduce the useful lives of and degrade equipment, interconnection facilities and transmission facilities, and materially increase maintenance and other costs. Unanticipated costs associated with maintaining or repairing XPLR's projects may reduce profitability. In addition, replacement and spare parts for solar panels, wind turbines, batteries and other key equipment may be difficult or costly to acquire or may be unavailable.

Such events or actions could significantly decrease or eliminate the revenues of a project, significantly increase its operating costs, cause a default under XPLR's financing agreements or give rise to damages or penalties payable to a PPA , another contractual counterparty, a governmental authority or other third parties or cause defaults under related contracts or permits. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions and related impacts, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events, wildfires, severe convective storms and earthquakes, can be destructive and cause power outages, personal injury and property damage, reduce revenue, affect the availability of fuel and water and require XPLR to incur additional costs to, for example, restore service and repair damaged facilities, obtain replacement power, access available financing sources, obtain insurance, pay for any associated injuries and damages and fund any associated legal matters and compliance penalties. Furthermore, XPLR's physical plants could be placed at greater risk of damage should there be unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events and abnormal levels of precipitation. A disruption or failure of electric generation, storage, transmission or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent XPLR from operating its business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Changes in weather can also affect the level of wind and solar resource available, and thus the production of electricity, at XPLR's power generation facilities. Because the levels of wind and solar resources are variable and difficult to predict, XPLR’s results of operations for individual wind and solar facilities specifically, and XPLR's results of operations generally, may vary significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

XPLR depends on certain of the renewable energy projects in its portfolio for a substantial portion of its anticipated cash flows.

XPLR depends on certain of the renewable energy projects in its portfolio for a substantial portion of its anticipated cash flows. Consequently, the impairment or loss of any one or more of those projects could materially and, depending on the relative size of the affected projects, disproportionately reduce XPLR’s cash flows and, as a result, could have a material adverse effect on XPLR's business, financial condition, results of operations and ability to execute its business plan.

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

XPLR is subject to the potentially adverse operating and financial effects of geopolitical factors, terrorist acts and threats, cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations and related assets in the past and there may be such attacks in the future. In addition, the advancement of artificial intelligence has given rise to added vulnerabilities and potential entry points for cyberattacks. XPLR’s generation, transmission, storage and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Geopolitical factors, terrorist acts, cyberattacks or other similar events affecting XPLR’s or NEE's systems and facilities, or those of third parties on which XPLR relies, could harm XPLR’s business by, for example, limiting their ability to generate, purchase, store or transmit power or other energy-related commodities, limiting their ability to bill customers and collect and process payments, and delaying their development and construction of new generation, distribution, storage or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect XPLR’s operations (for example, by contributing to disruption of supplies), and could impair XPLR’s ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. To the extent geopolitical factors, terrorist acts, cyberattacks or other similar events equate to a force majeure event under XPLR's PPAs, the renewable energy counterparty may terminate such PPAs if such a force majeure event continues for a specified period. Such events or actions may materially adversely affect XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

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

XPLR relies on interconnection and transmission of third parties to deliver energy from certain of its projects. If these facilities become unavailable, XPLR's projects may not be able to operate or deliver energy.

XPLR depends on interconnection and transmission facilities owned and operated by third parties to deliver energy from certain of its projects. In addition, some of the projects in XPLR's portfolio share essential facilities, including interconnection and transmission facilities, with projects that are owned by other affiliates of NEE. If the interconnection or transmission arrangement for a project is terminated, XPLR may not be able to replace it on similar terms to the existing arrangement, or at all, or XPLR may experience significant delays or costs in connection with such replacement. Because XPLR does not own these third-party facilities, their continuing operations are not within its control. The unavailability of interconnection, transmission or shared facilities due to reasons such as geopolitical factors, cyber incidents, physical attacks, severe weather or a generation, storage or transmission facility outage, or sudden and significant increase or decrease in wind or solar generation could adversely affect the operation of XPLR's projects and the revenues received, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's business is subject to liabilities and operating restrictions arising from environmental, health and safety laws and regulations and other standards, compliance with which may require significant capital expenditures, increase XPLR’s cost of operations and affect or limit its business plans.

XPLR's projects are subject to numerous domestic environmental, health and safety laws, regulations, guidelines, policies, directives and other requirements governing or relating to the protection of avian, bats and other wildlife mortality and habitat protection; the storage, handling, use and transportation of hazardous or toxic substances and other regulated substances, materials, and/or chemicals; air quality, water quality and usage, soil quality, releases of hazardous materials into the environment and the prevention of and responses to releases of hazardous materials into soil and groundwater; greenhouse gas emissions; waste management; U.S. federal, state or local land use, zoning, building and transportation laws and requirements; the presence or discovery of archaeological, religious or cultural resources at or near XPLR's projects; fire prevention; and the protection of workers’ health and safety, among other things. If XPLR's projects do not comply with such laws, regulations, environmental licenses, permits, inspections or other requirements, XPLR may be required to incur significant expenditures, pay penalties or fines, or curtail or cease operations of the affected projects, prevent or delay the development of power generation, storage and transmission or other development projects, limit the availability and use of some fuels required for the production of electricity and may also be subject to criminal sanctions or injunctions, such as restrictions on how it operates its facilities. XPLR's projects also carry inherent environmental, health and safety risks, including, without limitation, the potential for related civil litigation, regulatory compliance actions, remediation orders, fines and other penalties. Proceedings related to any such litigation or actions could result in significant expenditures as well as the restriction or elimination of the ability to operate any affected project. For example, if XPLR fails to obtain eagle "take" permits under the BGEPA or incidental take permits under the ESA for certain of its wind facilities and eagles or listed species, like cave bats, perish in collisions with facility turbines, XPLR or its subsidiaries could face criminal prosecution under these laws.

Environmental, health and safety laws and regulations and other standards have generally become more stringent over time and this trend could continue. Significant capital and operating costs may be incurred at any time to keep XPLR's projects in compliance with environmental, health and safety laws and regulations and other standards, including in response to any addition of species, such as additional bat species, to the endangered species list. If it is not economical to make those expenditures, or if XPLR's projects violate any of these current or future laws and regulations, it may be necessary to retire the affected project or restrict or modify its operations, including restrictions on how XPLR develops, sites and operates projects, which could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially adversely affected by new or revised laws, regulations or executive orders, as well as by regulatory action or inaction.

XPLR’s business could be materially adversely affected by a variety of legal activity, such as: 1) the adoption of new or revised laws, such as international trade laws, regulations and interpretations; 2) regulatory initiatives such as those seeking restructuring of the energy industry; 3) new or revised regulations such as those affecting emissions, water consumption, water discharges, wetlands, and environmental and other permitting requirements for energy infrastructure projects; 4) actions taken, or not taken, by government agencies as a result of executive orders, such as failing to issue, delaying the issuance of, or increasing the requirements necessary to obtain approvals, rights-of-way, permits, determinations, leases or loans related to wind or other clean energy projects; and 5) changes in the way government interprets or applies laws, regulations or orders. Changes in the nature of the regulation of XPLR’s business through this type or other types of legal activity, such as the repeal, revocation, or reversal of existing laws, regulations or actions, could have a material adverse effect on XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan. XPLR is unable to predict future legislative, regulatory or executive action or inaction, including through changed government interpretations or applications, although any such changes may increase costs, the challenges associated with developing and operating clean and other energy infrastructure projects, and competitive pressures on XPLR, which could have a material adverse effect on XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR is subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis and that evolve over time. XPLR cannot predict the impact of changing FERC rules or policies of the regional transmission organizations and independent system operators, such as existing or potential future rules governing economic dispatch, generator and load interconnection procedures, transmission planning requirements, cost allocation methodologies and cost recovery policies, or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond XPLR's control. There can be no assurance that XPLR will be able to respond adequately to such rules and developments, which may impact the ability, timeline and cost to interconnect new or repowered energy projects to the transmission system and the availability of transmission system capacity to deliver energy products to market, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's projects and PPA counterparties are subject to regulation by U.S. federal, state and local authorities. The wholesale sale of electric energy in the continental U.S., other than portions of Texas, is subject to the jurisdiction of the FERC and the ability of a project to charge the negotiated rates contained in its PPA is subject to that project’s maintenance of its general authorization from the FERC to sell electricity at market-based rates. The FERC may impose penalties or revoke a project's market-based rate authorization if it determines that the project entity can exercise market power in transmission or generation, creates barriers to entry, has engaged in abusive affiliate transactions or fails to meet compliance requirements associated with such rates. The negotiated rates entered into under PPAs could be changed by the FERC if it determines such change is in the public interest or just and reasonable, depending on the standard in the respective PPA. If the FERC decreases the prices paid to XPLR for energy delivered under any of its PPAs, XPLR’s revenues could be below its projections and its business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially adversely affected.

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

The structure of the energy industry and regulation in the U.S. is currently, and may continue to be, subject to challenges and restructuring proposals. Additional regulatory approvals may be required due to changes in law or for other reasons. XPLR expects the laws and regulations applicable to its business and the energy industry, including laws and regulations generally supportive of clean energy project development, generally to be in a state of transition for the foreseeable future. Changes in the structure of the industry or in such laws and regulations could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR's use of and reliance on artificial intelligence (AI) technologies may present certain risks that could materially adversely affect XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR, through agreements with NEE and its affiliates, utilizes AI technologies in various aspects of its operations, including, without limitation, financial analysis, strategic planning, field work intelligence, work scheduling, grid optimization, energy forecasting, customer service and operations management. The use of and reliance on AI may present certain risks such as, but not limited to, AI tools may malfunction, produce inaccurate or biased outputs, or behave unpredictably, and introduce XPLR to additional cybersecurity threats and data privacy risks. In addition, XPLR could experience third-party vendor issues such as disruptions in vendor relationships, performance issues, cybersecurity threats or disputes over intellectual property rights. Further, the regulatory environment governing AI is also evolving, and future legislation or agency rulemaking may impose new compliance obligations or restrict certain AI applications, increasing costs to comply with such requirements and failure to do so could result in regulatory enforcement, penalties or reputational harm. While AI technologies offer the potential to enhance operational efficiency, accelerate growth and lower costs, these benefits may not be realized and the use of and reliance on AI may present certain risks that could materially adversely affect XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.

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
•weather interference;
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

If XPLR's customers are unwilling or unable to fulfill their contractual obligations to XPLR, or if they otherwise terminate such contracts, XPLR may not be able to recover contractual payments due to XPLR. Since the number of customers that purchase wholesale bulk energy is limited, XPLR may be unable to find a new customer on similar or otherwise acceptable terms or at all. In some cases, there currently is no economical alternative counterparty to the original customer. The loss of, or a reduction in sales to, any of XPLR's customers could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

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
•the satisfactory performance of XPLR's obligations under such PPAs, lease agreement or other customer contracts;
•the regulatory environment applicable to XPLR's contractual counterparties at the time;
•macroeconomic factors present at the time, such as population, business trends, international trade laws, regulations, agreements, treaties or policies of the U.S. or other countries and related energy demand; and
•the effects of regulation on the contracting practices of XPLR's contractual counterparties.

If XPLR is not able to extend, renew or replace on acceptable terms existing PPAs before contract expiration, or if such agreements are otherwise terminated prior to their expiration, XPLR may be required to sell the energy on an uncontracted basis at prevailing market prices, which could be materially lower than under the applicable contract and lower than it expected. If there is no satisfactory market for a project’s uncontracted energy, XPLR may decommission the project before the end of its useful life. Any failure to extend, renew or replace a significant portion of XPLR's existing PPAs, lease agreement or other customer contracts, or extending, renewing or replacing them at prices lower than it expected or with other unfavorable terms, or the decommissioning of a project or the inability to amend existing PPAs for renewable energy repowering projects could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

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

XPLR's ability to develop and/or acquire energy and other projects, including partial ownership interests, that are either operational or under construction, involves risks and requires XPLR to identify attractive development opportunities and acquisitions that can provide positive cash flows. Such development opportunities or acquisitions may not be available to XPLR on acceptable terms or at all. XPLR must obtain the consent of XPLR GP, which consent is not guaranteed, to develop new wind or solar energy projects (excluding off-shore wind projects) or utility-scale battery storage projects. Various factors could affect the availability of such development opportunities or acquisitions, including, but not limited to, the following factors and those described in more detail in the additional risk factors below:

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

XPLR's business, including XPLR's ability to repower, acquire, develop or invest in clean energy projects, partly depends on current laws, regulations and policies that promote and support clean energy and enhance the economic viability of developing, constructing and owning clean energy projects. Clean energy projects currently benefit from various U.S. federal, state and local governmental incentives, such as PTCs, ITCs, loan guarantees, RPS, MACRS for depreciation and other incentives, accelerated cost recovery deductions, renewable energy tax credit transferability and other commercially oriented incentives. These laws, regulations and policies, such as the PTCs or ITCs, have had a significant impact on the development of clean energy and they could be changed, reduced or eliminated at any time such as with the OBBBA and related governmental actions. These incentives make the development of clean energy projects more competitive by providing transferable clean energy tax credits, grants and accelerated depreciation for a portion of the development costs, decreasing the costs and risks associated with developing such projects or creating demand for renewable energy assets through RPS programs. The elimination of, loss of or reduction in such incentives, including qualifications for clean energy tax credits and transferability of clean energy tax credits, or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it could result in, among other items, higher equipment costs, scarcity of equipment, the lack of a satisfactory market for the development and/or financing of new clean energy projects, XPLR abandoning the development of clean energy projects, a loss of investments in the projects and reduced project returns and a decrease in the attractiveness of clean energy projects to developers. An elimination, loss or reduction of such incentives could also reduce XPLR's willingness to pursue or develop certain clean energy projects due to higher operating costs or decreased revenues under its PPAs.

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

Additionally, many states have adopted RPS targets generating demand for renewable energy. To the extent these states achieve or modify their targets, programs or goals, or other states fail to adopt comparable policies, demand for renewable energy could be affected. Any of the foregoing could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

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

Depending on the circumstances, XPLR may develop and construct, or invest in, electric generation and storage facilities and associated infrastructure. As part of these activities, XPLR would need to periodically apply for licenses and permits, including those related to project siting, from various local, state, federal and other regulatory authorities and abide by their respective conditions, which could be impacted by actions taken, or not taken, by government agencies as a result of executive orders. Should XPLR be unsuccessful in obtaining or maintaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on XPLR, then XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan could be materially adversely affected.

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

The inability of XPLR to maintain its current credit ratings could materially adversely affect its ability to raise capital or obtain credit on commercially reasonable terms, which in turn, would likely increase its interest costs and could impact its ability to raise capital or otherwise fund its business, including, without limitation, to service indebtedness, repay or refinance borrowings and other obligations, exercise buyout rights related to noncontrolling Class B members' interests under certain limited liability company agreements, and finance development opportunities, including repowering renewable energy projects, acquisitions and other growth opportunities. In addition, certain agreements and guarantee arrangements would require posting of additional collateral in the event of a ratings downgrade. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, the rating agencies' treatment of certain financing arrangements and other instruments convertible into or settleable with equity. There can be no assurance that one or more of the ratings of XPLR will not be lowered or withdrawn entirely by a rating agency. Any of these events could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

XPLR’s liquidity may be reduced if its credit providers are unable to fund their credit commitments to XPLR or to maintain their current credit ratings.

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

NEER and certain of its affiliates are permitted to borrow funds received by XPLR OpCo or its subsidiaries and are obligated to return these funds as needed to cover project costs and distributions or as demanded by XPLR OpCo. XPLR's financial condition and ability to execute its business plan is highly dependent on NEER’s performance of its obligations to return all or a portion of these funds.

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

The amount of cash that XPLR OpCo generates from its operations will fluctuate from quarter to quarter based on such things as the amount of power generated from its projects and the prices received therefor; its operating and capital costs; payment of interest and principal amortization, which depends on the amount of its indebtedness and the interest payable thereon; and the ability of XPLR OpCo’s subsidiaries to distribute cash under their respective financing agreements.

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

Even though XPLR is organized as a limited partnership under state law, XPLR is treated as a corporation for U.S. federal income tax purposes and thus is subject to U.S. federal income tax at regular corporate rates on XPLR's net taxable income. XPLR expects to generate NOLs and NOL carryforwards that it can use to offset future taxable income. Further, the IRS or other tax authorities could challenge one or more tax positions XPLR or XPLR OpCo takes, such as the classification of assets under the income tax depreciation rules, the characterization of expenses (including, but not limited to, fees paid to NEE) for income tax purposes, the extent to which sales, use or goods and services tax applies to operations in a particular state or the availability of property tax exemptions with respect to XPLR's projects. Further, any change in tax law may affect XPLR's tax position, including, but not limited to, changes in corporate income tax laws, regulations, policies, guidance, clean energy tax credits and transferability of clean energy tax credits, the issuance of guidance related to the qualification for clean energy tax credits and bonus credits, applicable to XPLR. While XPLR expects that its NOLs and NOL carryforwards will be available to XPLR as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS (in a tax audit or otherwise) or are subject to future limitations as described below, XPLR's ability to realize these benefits may be limited and could have a material adverse effect on XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

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

NEE conducts periodic tabletop exercises and an annual cybersecurity drill with the participation from time to time of local, state and U.S. federal agencies to test its capability of dealing with a simulated cyberattack. NEE also participates in industry forums and various trade groups, as well as in NERC activities, to learn and apply these incident preparedness learnings to its cybersecurity policies and procedures.

NEE uses third parties to periodically assess the extent to which its cybersecurity risk management protocols align with the U.S. Department of Energy’s Cybersecurity Capability Maturity Model standard or to the U.S. National Institute of Standards and Technology's Cybersecurity Framework for Protecting Critical Infrastructure. Certain functions within NEE are required to comply with certain regulatory standards that are designed to protect against cybersecurity incidents, including the NERC Critical Infrastructure Protection standards. Further, NEE has a cybersecurity training program and a mock phishing program to educate and train employees on potential cybersecurity risks and on privacy and data protection. Given geopolitical events, NEE continues to take steps to defend against cybersecurity threats to its and XPLR's critical infrastructure, including communications and training with personnel to ensure heightened awareness of increased cybersecurity threats worldwide.

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

NEE, through the MSA, operates U.S. critical infrastructure for XPLR. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations and related assets and there may be such attacks in the future. In addition, the advancement of artificial intelligence has given rise to new security risks. Although there have been no cybersecurity incidents or threats with a material impact on NEE's or XPLR's business strategy, results of operations, or financial condition, NEE's information technology systems could fail or be breached, and such systems could be inoperable, causing NEE and XPLR to be unable to fulfill critical business operations. The disclosures herein should be reviewed with the risk factors included in Item 1A.

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

Item 2.  Properties

XPLR and its subsidiaries maintain properties consisting of clean generation projects; the principal properties are described in Item 1. Business, which description is incorporated herein by reference.

Character of Ownership

Substantially all of XPLR's generation facilities are owned by XPLR subsidiaries and are currently subject to NEE Equity's approximately 51.2% noncontrolling limited partner interest in XPLR OpCo. In addition, NEER owns noncontrolling ownership interests in certain XPLR OpCo subsidiaries and third-party investors own noncontrolling interests in certain XPLR OpCo subsidiaries. See Item 1. Certain of the generation facilities are encumbered by liens securing various financings. Additionally, some of the generation facilities occupy or use real property that is not owned by XPLR subsidiaries, primarily through various easements, leases, rights-of-way, permits or licenses from private landowners or governmental entities.

Item 3. Legal Proceedings

See Note 16 – Legal Proceedings.

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

As of January 31, 2026, there were 9 holders of record of XPLR's common units.

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

During 2023, XPLR paid IDR fees of approximately $39 million.

Purchases of Equity Securities by Affiliated Purchaser. In October 2015, XPLR was advised that NEE authorized a program to purchase, from time to time, up to $150 million of XPLR's outstanding common units. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause XPLR’s common units to be delisted from the NYSE or to cause the common units to be deregistered with the SEC. During 2025, 2024 and 2023, there were no purchases under the program. At December 31, 2025, the dollar value of units that may yet be purchased under the program was approximately $114 million.

Item 6.  Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. All comparisons are with the corresponding items in the prior year.

Overview

Company Description

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects. XPLR consolidates the results of XPLR OpCo and its subsidiaries through its controlling interest in the general partner of XPLR OpCo. At December 31, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. XPLR's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

During 2023, XPLR acquired interests in various projects as discussed in Note 3. In January 2023, XPLR completed the sale of a 62 MW wind project located in North Dakota and in December 2023, XPLR sold its Texas pipelines which has been presented as discontinued operations (see Note 2 – Disposal of Wind Project and – Assets Held for Sale and Discontinued Operations and Note 4). In January 2025, XPLR announced a strategic repositioning, including suspension of the distribution to its common unitholders and in September 2025, indirect subsidiaries of XPLR completed the sale of their ownership interests in Meade, which owned the Meade pipeline investment, which has been presented as discontinued operations for all periods presented (see Note 2 – Assets Held for Sale and Discontinued Operations and Note 4). XPLR is evaluating options relating to the assets underlying XPLR Renewables III, LLC, including a potential sale. In February 2026, a subsidiary of XPLR signed a sale and co-investment agreement with a subsidiary of NEER under which XPLR will sell certain interconnection assets and rights at certain sites and has the option to co-invest with NEER at four of those sites from 25% up to 49% in new battery storage projects. See Note 2 – Sale and Co-investment Agreement.

A number of legislative, executive and administrative activities occurred in 2025 that affect XPLR including 1) the enactment of the OBBBA which, among other things, modified tax legislation affecting clean energy tax credits, 2) the issuance of a number of federal executive orders and presidential actions, 3) the imposition of tariffs on a variety of imports, and 4) the issuance of guidance by various federal agencies. A number of similar activities remain pending or are in various phases of implementation, such as certain Treasury Department rulemaking authorized by the OBBBA, trade investigations that may lead to additional tariffs or place limitations on imports of certain materials and ordered reviews of, or process or policy changes with respect to, federal permitting and approvals for wind and solar projects. There has been no material impact on XPLR's operations or financial performance as a result of these developments and XPLR believes that the previously announced wind repowering program will qualify for clean energy tax credits if placed into service as planned. XPLR will assess any further developments for potential impacts in future periods.

Results of Operations

	Years Ended December 31,
	2025	2024	2023
	(millions)
OPERATING REVENUES	$1,188	$1,230	$1,078
OPERATING EXPENSES
Operations and maintenance	498	504	520
Depreciation and amortization	564	550	521
Goodwill impairment charge	253	575	—
Taxes other than income taxes and other – net	68	73	65
Total operating expenses – net	1,383	1,702	1,106
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	9	13	—
OPERATING LOSS	(186)	(459)	(28)
OTHER INCOME (DEDUCTIONS)
Interest expense	(437)	(145)	(345)
Equity in earnings of equity method investees	127	85	81
Equity in earnings (losses) of non-economic ownership interests	(3)	18	4
Other – net	22	47	9
Total other income (deductions) – net	(291)	5	(251)
LOSS BEFORE INCOME TAXES	(477)	(454)	(279)
INCOME TAX BENEFIT	(78)	(42)	(25)
LOSS FROM CONTINUING OPERATIONS	(399)	(412)	(254)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax expense (benefit) of $(8), $(4), and $59, respectively	(37)	1	472
NET INCOME (LOSS)	(436)	(411)	218
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	408	388	(18)
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(28)	$(23)	$200

2025 Compared to 2024

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

Operating revenues decreased $42 million during the year ended December 31, 2025. The decrease primarily reflects lower revenues of approximately $41 million due to absence of a customer's settlement payment on the early termination of a PPA in 2024, $27 million due to unfavorable wind resource (97% of long-term average wind speeds in 2025 compared to 98% in 2024) and $12 million relating to the absence of prior year impacts from an amendment to a derivative contract, partly offset by $33 million due to higher prices for wind and higher revenues from storage and solar resource.

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

O&M expenses decreased $6 million during the year ended December 31, 2025 primarily relating to vendor credits for unplanned O&M expenses, partly offset by dismantlement costs associated with repowering of wind facilities and higher land lease and rent expense.

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

Depreciation and amortization expense increased $14 million during the year ended December 31, 2025 primarily due to depreciation and amortization associated with wind site repower projects in 2025.

Goodwill Impairment Charge
The $253 million goodwill impairment charge recognized during the year ended December 31, 2025 reflects the non-cash goodwill impairment charge recognized in March 2025 and the $575 million goodwill impairment charge recognized during the year ended December 31, 2024 reflects the non-cash goodwill impairment charge recognized in the fourth quarter of 2024. See Note 7 – Nonrecurring Fair Value Measurements.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. Interest expense increased $292 million during the year ended December 31, 2025 primarily reflecting approximately $201 million of unfavorable mark-to-market activity ($92 million of losses recorded in 2025 compared to $109 million of gains recorded in 2024) and $91 million of higher interest expense due to higher average debt outstanding. See Note 6 – Financial Statement Impact of Derivative Instruments and Note 13.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $42 million for the year ended December 31, 2025 primarily due to an approximately $28 million gain on sale of an equity method investment in solar distributed generation assets in September 2025 and favorable mark-to-market activity on interest rate contracts and lower interest expense in 2025.

Equity in Earnings (Losses) of Non-Economic Ownership Interests
Equity in earnings of non-economic ownership interests decreased $21 million for the year ended December 31, 2025 primarily reflecting an unwinding of non-economic ownership interests in 2025. See Note 11.

Other – net
For the year ended December 31, 2025, the decrease in other – net primarily reflects the absence of interest income from NEER on cash sweep amounts held relating to the proceeds from the December 2023 sale of the Texas pipelines (see Note 4 and Note 15), partly offset by interest income earned on cash on hand.

Income Tax Benefit

XPLR recognizes in income its applicable ownership share of income taxes due to the disregarded tax status of substantially all of the projects under XPLR OpCo. Net income or loss attributable to noncontrolling interests includes minimal income taxes.

For the year ended December 31, 2025, XPLR recorded income tax benefit of $78 million on loss from continuing operations before income taxes of $477 million, resulting in an effective tax rate of approximately 16%. The tax benefit is primarily comprised of federal tax benefit of approximately $100 million at the U.S. federal statutory rate of 21%, $56 million of clean energy tax credits and $6 million of state income taxes, partly offset by tax expense of $82 million related to tax attributable to noncontrolling interests. See Note 8.

For the year ended December 31, 2024, XPLR recorded income tax benefit of $42 million on loss from continuing operations before income taxes of $454 million, resulting in an effective tax rate of approximately 9%. The tax benefit is primarily comprised of federal tax benefit of approximately $95 million at the U.S. federal statutory rate of 21% and $32 million of clean energy tax credits, partly offset by tax expense of $85 million related to tax attributable to noncontrolling interests. See Note 8.

Income (Loss) from Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2025 reflects the results of the Meade pipeline investment and interest on related project-level indebtedness prior to the sale in September 2025. See Note 4.

Net Loss (Income) Attributable to Noncontrolling Interests
During the years ended December 31, 2025 and 2024, net loss attributable to noncontrolling interests primarily reflects the net income or loss attributable to NEE Equity's noncontrolling interest in XPLR OpCo, a non-affiliated party's interest in Star Moon Holdings, LLC, the loss allocated to differential membership interest investors, the income allocated to Class B noncontrolling membership interests and NEER's noncontrolling ownership interests in Silver State South Solar, LLC, Sunlight Renewables Holdings, LLC and Emerald Breeze Holdings, LLC.

For the year ended December 31, 2025, the change in net loss attributable to noncontrolling interests primarily reflects lower net income attributable to Class B noncontrolling interest of $62 million ($246 million in 2025 compared to $308 million in 2024), primarily due to the purchase of the Class B membership interests in XPLR Renewables II, LLC (XPLR Renewables II) in April 2025 and XPLR Infrastructure Pipelines, LLC (XPLR Pipelines) in September 2025, and the change in the net income or loss attributable to NEE Equity's noncontrolling interests of $36 million ($32 million net loss in 2025 compared to $4 million of net income in 2024), partly offset by lower net loss allocated to differential membership interest investors of $82 million ($701 million in 2025 compared to $783 million in 2024). See Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests.

2024 Compared to 2023

The comparison of the results of operations for the years ended December 31, 2024 and 2023 is included in Management's Discussion in XPLR's Annual Report on Form 10-K for the year ended December 31, 2024, except for those line items discussed below which were impacted by the sale of ownership interests in Meade and resulting presentation as discontinued operations. See Note 4.

Other Income (Deductions)

Interest Expense
Interest expense primarily consists of interest under long-term debt agreements and mark-to-market gains and losses on interest rate contracts. Interest expense decreased $200 million during the year ended December 31, 2024 primarily reflecting approximately $243 million of favorable mark-to-market activity ($109 million of gains recorded in 2024 compared to $134 million of losses recorded in 2023), partly offset by $30 million of higher interest expense due to higher interest rates on the average debt outstanding and $15 million relating to projects acquired in 2023.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased $4 million for the year ended December 31, 2024 primarily due to favorable mark-to-market activity on interest rate contracts in 2024.

Income Tax Benefit

For the year ended December 31, 2024, XPLR recorded income tax benefit of $42 million on loss from continuing operations before income taxes of $454 million, resulting in an effective tax rate of approximately 9%. The tax benefit is primarily comprised of federal tax benefit of approximately $95 million at the U.S. federal statutory rate of 21% and $32 million of clean energy tax credits, partly offset by tax expense of $85 million related to tax attributable to noncontrolling interests. See Note 8.

For the year ended December 31, 2023, XPLR recorded income tax benefit of $25 million on income from continuing operations before income taxes of $279 million, resulting in an effective tax rate of approximately 9%. The income tax benefit is primarily comprised of federal tax benefit of approximately $59 million at the U.S. federal statutory rate of 21% and $28 million of clean energy tax credits, partly offset by $59 million related to tax attributable to noncontrolling interests. See Note 8.

Income from Discontinued Operations

Income from discontinued operations decreased approximately $471 million for the year ended December 31, 2024 which primarily reflects the absence of the gain recognized on the sale of the Texas pipelines of approximately $375 million ($329 million after tax) and $122 million relating to the operations for the Texas pipelines in 2023, and the change in results of the Meade pipeline investment and interest on related project-level indebtedness of $21 million ($1 million in 2024 compared to $22 million in 2023). See Note 4.

Liquidity and Capital Resources

XPLR’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 15, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 13 and Note 6) and distributions to the holders of noncontrolling interests. XPLR expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, XPLR expects to consider additional repowering opportunities at its existing projects and other investment opportunities, and to exercise buyout rights relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries is a party (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests). The investment, development and buyout opportunities are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and sales of clean energy tax credits (see Note 2 – Income Taxes), and may be funded with divestitures or issuances of additional XPLR common units, including under its at-the-market equity issuance program (ATM program). XPLR may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests). In addition, XPLR expects to fund debt maturities through refinancing. XPLR may, but does not expect to, issue common units to satisfy XPLR's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion (see Note 13).

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

Liquidity Position

At December 31, 2025, XPLR's liquidity position was approximately $3,421 million. The table below provides the components of XPLR’s liquidity position:

	December 31, 2025	Maturity Date
	(millions)
Cash and cash equivalents	$960
Amounts due under the CSCS agreement	11
Revolving credit facility(a)(b)	2,450	2029
Total	$3,421
____________________
(a)    At December 31, 2025, approximately $90 million of the XPLR OpCo credit facility expires in 2028. In February 2026, XPLR OpCo updated the total capacity for the revolving credit facility to $1,250 million and extended the maturity date to 2031.
(b)    Excludes term loan facilities discussed below due to restrictions on the use of the borrowings. See Note 13.

Management believes that XPLR's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures and liquidity commitments. Management continues to regularly monitor XPLR's financing needs consistent with prudent balance sheet management.

Financing Arrangements

As of February 17, 2026, XPLR OpCo and its direct subsidiary are parties to a $1,250 million revolving credit facility (XPLR OpCo credit facility) which matures in February 2031. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility as well as to avoid default and related acceleration provisions, XPLR OpCo and its direct subsidiary are required to, among other things, be in compliance with financial covenants of a maximum leverage ratio and a minimum interest coverage ratio, as defined in the XPLR OpCo credit facility. At December 31, 2025, XPLR and its direct subsidiary were in compliance with these required ratios. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. For a discussion of the XPLR OpCo credit facility, see Note 13.

During 2025, XPLR OpCo issued $825 million of 8.375% senior unsecured notes due 2031, $925 million of 8.625% senior unsecured notes due 2033 and $750 million of 7.750% senior unsecured notes due 2034. Additionally, during 2025, XPLR repaid $600 million principal amount of senior unsecured convertible notes and XPLR OpCo repurchased $467 million of its outstanding 3.875% senior unsecured notes due 2026. Also during 2025, certain indirect subsidiaries of XPLR entered into three limited-recourse senior secured variable rate term loan facilities (term loan facilities) to finance certain wind repowering projects totaling $1,597 million, which mature in 2030. As of December 31, 2025, XPLR subsidiaries have borrowed approximately $942 million under the term loan facilities and as of February 17, 2026, up to $655 million was available under the term loan facilities, subject to specified conditions. See Note 13.

During 2024, approximately $330 million was drawn under the XPLR OpCo credit facility and in March 2025 this same amount was repaid. Also during 2024, XPLR repaid $500 million principal amount of senior unsecured convertible notes and XPLR OpCo repaid $750 million principal amount of 4.25% senior unsecured notes.

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

XPLR OpCo and certain indirect subsidiaries are also subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of XPLR's financings provide for interest payable at a fixed interest rate. However, certain of XPLR's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. For one project-level financing, the project must maintain a leverage ratio and an interest coverage ratio in order to make a distribution. At December 31, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their financings.

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

In 2025, XPLR purchased the remaining outstanding Class B membership interests in XPLR Pipelines for approximately $219 million and the remaining Class B noncontrolling membership interests in XPLR Renewables II for $931 million. See Note 14 – Class B Noncontrolling Interests.

In 2024, XPLR paid aggregate consideration of approximately $187 million in cash for the buyout of 15% of the originally issued Class B noncontrolling membership interests in XPLR Renewables II, and $67 million in cash for the buyout of 25% of the originally issued Class B noncontrolling membership interests in XPLR Pipelines. In 2023, XPLR paid aggregate consideration of approximately $792 million in cash for the buyout of all of the Class B noncontrolling membership interests in South Texas Midstream, LLC, XPLR's subsidiary which owned natural gas pipelines in Texas (see Note 4), and $180 million in cash for the buyout of 15% of the originally issued Class B noncontrolling membership interests in XPLR Renewables II. See Note 14 – Class B Noncontrolling Interests.

XPLR has an ATM program, which was renewed in 2023, pursuant to which XPLR may issue, from time to time, up to $500 million of its common units. During 2025 and 2024, XPLR did not issue any common units under the ATM program. During 2023, XPLR issued approximately 5.1 million common units under the ATM program for gross proceeds of approximately $316 million. As of December 31, 2025, XPLR may issue up to approximately $337 million in additional common units under the ATM program. See Note 14 – ATM Program.

During 2023, XPLR issued approximately 1.7 million XPLR common units upon NEE Equity's exchange of XPLR OpCo common units on a one-for-one basis.

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

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including development and construction expenditures that are expected to increase XPLR OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the years ended December 31, 2025 and 2024, XPLR had capital expenditures of approximately $958 million and $241 million, respectively, which primarily relate to wind turbine repowering. Estimates of planned capital expenditures, including those relating to expected repowering of existing projects, are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

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

In January 2025, as part of a strategic repositioning, XPLR's board and XPLR OpCo GP reserved cash for other business purposes as described above and accordingly XPLR suspended distributions to its common unitholders. Throughout 2025, XPLR's board and XPLR OpCo GP have continued to reserve cash for other business purposes as described above.

During 2024, XPLR distributed approximately $335 million to its common unitholders.

Credit Ratings

XPLR’s liquidity, ability to access credit and capital markets and cost of borrowings is dependent on its credit ratings. At February 17, 2026, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to XPLR:

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

Cash Flows

The following table reflects the cash flows for the comparative periods:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Net cash provided by operating activities	$739	$800	$731
Net cash provided by (used in) investing activities	$630	$1,236	$(194)
Net cash used in financing activities	$(674)	$(2,002)	$(527)

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities in 2025 compared to 2024 was primarily driven by the absence of a customer's settlement payment on the early termination of a PPA which occurred in 2024, lower revenue due to unfavorable wind resource and the timing of transactions impacting working capital.

Net Cash Provided by (Used) in Investing Activities

	Years Ended December 31,
	2025	2024	2023
	(millions)
Acquisitions of membership interests in subsidiaries – net	$—	$—	$(661)
Capital expenditures and other investments	(958)	(241)	(1,269)
Proceeds from sale of a business	—	—	1,885
Proceeds from sale of equity method investments	1,139	—	—
Payments from (to) related parties under CSCS agreement – net	116	1,384	(1,213)
Distributions from non-economic ownership interests	309	—	—
Reimbursements from related parties for capital expenditures	—	66	1,063
Other – net	24	27	1
Net cash provided by (used in) investing activities	$630	$1,236	$(194)

The change in net cash provided by investing activities in 2025 compared to 2024 was primarily driven by lower payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement and higher capital expenditures and other investments, net of reimbursements, partly offset by proceeds from the sale of equity method investments and distributions from non-economic ownership interests.

Net Cash Used in Financing Activities

	Years Ended December 31,
	2025	2024	2023
	(millions)
Proceeds from issuance of common units – net	$4	$3	$315
Issuances (retirements) of long-term debt – net	945	(991)	839
Partner contributions (distributions) – net	(371)	(753)	(741)
Proceeds related to differential membership interests – net	144	114	207
Buyout of differential membership investors	(75)	(16)	(187)
Proceeds (payments) related to Class B noncontrolling interests – net	(86)	(92)	31
Buyout of Class B noncontrolling interest investors	(1,150)	(254)	(972)
Debt issuance costs	(73)	(2)	(12)
Other – net	(12)	(11)	(7)
Net cash used in financing activities	$(674)	$(2,002)	$(527)

The change in net cash used in financing activities in 2025 compared to 2024 primarily reflects issuances of long-term debt in 2025 compared to retirements in 2024 and lower partner distributions, partly offset by larger buyouts of Class B noncontrolling interest investors and differential membership investors.

The comparison of the cash flows for the years ended December 31, 2024 and 2023 are included in Management's Discussion in XPLR's Annual Report on Form 10-K for the year ended December 31, 2024.

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

An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Assessment of whether an investment is other-than-temporarily impaired involves, among other factors, consideration of the length of time that the fair value is below the carrying value, current expected performance relative to the expected performance when the investment was initially made, performance relative to peers, industry performance relative to the economy, credit rating, regulatory actions and legal and permitting challenges. If management is unable to reasonably assert that an impairment is temporary or believes that there will not be full recovery of the carrying value of its investment, then the impairment is considered to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses, if any, would be recorded in equity in earnings of equity method investees in XPLR’s consolidated statements of income (loss). See Note 7 – Nonrecurring Fair Value Measurements regarding an impairment loss on one of XPLR's equity method investments which occurred during 2024.

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

XPLR has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At December 31, 2025, approximately 98% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At December 31, 2025, the estimated fair value of XPLR's long-term debt was approximately $6.3 billion and the carrying value of the long-term debt was $6.2 billion. See Note 7 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of XPLR's long-term debt would increase by approximately $122 million at December 31, 2025.

At December 31, 2025, XPLR had interest rate contracts with a net notional amount of approximately $2.2 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, XPLR’s net derivative assets at December 31, 2025 would decrease by approximately $44 million.

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

Management assessed the effectiveness of XPLR's internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that XPLR's internal control over financial reporting was effective as of December 31, 2025.

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

WILLIAM J. GOUGH
William J. Gough Controller XPLR Infrastructure, LP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of
XPLR Infrastructure, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of XPLR Infrastructure, LP and subsidiaries (XPLR) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, XPLR maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of XPLR and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

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
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of
XPLR Infrastructure, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XPLR Infrastructure, LP and subsidiaries (XPLR) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of XPLR as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), XPLR’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on XPLR’s internal control over financial reporting.

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

Income Taxes – Qualification of repowered projects under the Internal Revenue Code (IRC) — Refer to Income Tax Expense (Benefit) on the Consolidated Statements of Income (Loss)

Critical Audit Matter Description

XPLR is investing capital in its existing assets through wind repowering. The repowered wind facilities qualify for new 10-year Production Tax Credits (PTCs). PTCs are recorded in Income Tax Expense (Benefit) within the Consolidated Statements of Income (Loss). Qualification for PTCs under the IRC requires management to estimate fair value of new and used components. Retrofitted facilities may qualify for PTCs if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

The fair value measurements were based on significant estimates and assumptions, including the projected timing and amount of future cash flows and discount rates that reflect the risk inherent in future cash flows and future market prices. The audit of the accounting conclusions for these transactions required a high degree of auditor judgment and specialized skills and knowledge. Auditing the criteria used by management and third-party specialists to determine qualification under the IRC involved subjective judgments and an increased extent of effort, including the need to involve our firm specialists who possess significant quantitative and modeling expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:
•We tested the effectiveness of controls over the evaluation of repowered assets to qualify for additional PTCs, including management’s review of the third-party specialists’ valuation reports.
•We evaluated the competency of third-party specialists engaged by management.
•We read the third-party valuation reports.
•For the fair value of new property, we tested the capital expenditures for the year.
•With the assistance of our tax specialists, we audited the methodology used for qualification of repowered projects under the requirements of the IRC and that the expenditures qualified under such requirements.
•With the assistance of our fair value specialists, we (1) evaluated the reasonableness of (a) the valuation methodology, and (b) the discount rates, including developing a range of independent estimates and comparing those to the discount rates selected by management, and (2) assessed the mathematical accuracy of the calculations.
•We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical inputs or similar generation facilities. We used personnel in our firm who specialize in energy transacting to assist in testing certain assumptions in management's forecasts of future cash flows.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 17, 2026

We have served as XPLR's auditor since 2014.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)

	Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES(a)	$1,188	$1,230	$1,078
OPERATING EXPENSES
Operations and maintenance(b)	498	504	520
Depreciation and amortization	564	550	521
Goodwill impairment charge	253	575	—
Taxes other than income taxes and other – net	68	73	65
Total operating expenses – net	1,383	1,702	1,106
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	9	13	—
OPERATING LOSS	(186)	(459)	(28)
OTHER INCOME (DEDUCTIONS)
Interest expense	(437)	(145)	(345)
Equity in earnings of equity method investees	127	85	81
Equity in earnings (losses) of non-economic ownership interests	(3)	18	4
Other – net	22	47	9
Total other income (deductions) – net	(291)	5	(251)
LOSS BEFORE INCOME TAXES	(477)	(454)	(279)
INCOME TAX BENEFIT	(78)	(42)	(25)
LOSS FROM CONTINUING OPERATIONS	(399)	(412)	(254)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax expense (benefit) of $(8), $(4), and $59, respectively	(37)	1	472
NET INCOME (LOSS)	(436)	(411)	218
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	408	388	(18)
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(28)	$(23)	$200

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$(0.07)	$(0.13)	$0.35
From discontinued operations	(0.23)	(0.12)	1.83
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$(0.30)	$(0.25)	$2.18
____________________
(a)    Includes related party revenues of approximately $37 million, $17 million and $(12) million for 2025, 2024 and 2023, respectively.
(b)    Total O&M expenses presented includes related party amounts of approximately $134 million, $160 million and $133 million for 2025, 2024 and 2023, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)

	Years Ended December 31,
	2025	2024	2023
NET INCOME (LOSS)	$(436)	$(411)	$218
OTHER COMPREHENSIVE INCOME, NET OF TAX
Other comprehensive income related to equity method investee (net of $0 tax expense, $0 tax expense and $0 tax expense, respectively)	2	1	2
Total other comprehensive income, net of tax	2	1	2
COMPREHENSIVE INCOME (LOSS)	(434)	(410)	220
Comprehensive loss (income) attributable to noncontrolling interests	407	388	(20)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO XPLR	$(27)	$(22)	$200

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$960	$283
Accounts receivable	102	105
Other receivables	93	86
Due from related parties	43	148
Inventory	103	108
Other	121	130
Total current assets	1,422	860
Other assets:
Property, plant and equipment – net	15,366	14,555
Intangible assets – PPAs – net	1,648	1,817
Goodwill	—	253
Investments in equity method investees	625	631
Assets held for sale	—	1,153
Other	534	1,023
Total other assets	18,173	19,432
TOTAL ASSETS	$19,595	$20,292
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58	$65
Due to related parties	498	159
Current portion of long-term debt	762	705
Accrued interest	103	46
Accrued property taxes	29	32
Other	118	80
Total current liabilities	1,568	1,087
Other liabilities and deferred credits:
Long-term debt	5,440	4,609
Asset retirement obligations	373	366
Due to related parties	93	43
Intangible liabilities – PPAs – net	1,034	1,121
Other	188	200
Total other liabilities and deferred credits	7,128	6,339
TOTAL LIABILITIES	8,696	7,426
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (94.0 and 93.5 units issued and outstanding, respectively)	3,195	3,221
Accumulated other comprehensive loss	(5)	(6)
Noncontrolling interests	7,709	9,651
TOTAL EQUITY	10,899	12,866
TOTAL LIABILITIES AND EQUITY	$19,595	$20,292

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(436)	$(411)	$218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	564	550	553
Intangible amortization – PPAs	83	82	82
Change in value of derivative contracts	185	(91)	284
Deferred income taxes	(42)	1	34
Equity in earnings of equity method investees, net of distributions received	29	73	32
Equity in earnings (losses) of non-economic ownership interests, net of distributions received	16	3	(4)
Gains on disposal of businesses/assets – net	(9)	(13)	(375)
Goodwill impairment charge	253	575	—
Other – net	32	17	20
Changes in operating assets and liabilities:
Current assets	7	(17)	(34)
Noncurrent assets	1	(13)	(81)
Current liabilities	26	45	(14)
Noncurrent liabilities	30	(1)	16
Net cash provided by operating activities	739	800	731
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of membership interests in subsidiaries – net	—	—	(661)
Capital expenditures and other investments	(958)	(241)	(1,269)
Proceeds from sale of a business	—	—	1,885
Proceeds from sale of equity method investments	1,139	—	—
Payments from (to) related parties under CSCS agreement – net	116	1,384	(1,213)
Distributions from non-economic ownership interests	309	—	—
Reimbursements from related parties for capital expenditures	—	66	1,063
Other – net	24	27	1
Net cash provided by (used in) investing activities	630	1,236	(194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	4	3	315
Issuances of long-term debt, including premiums and discounts	3,448	354	2,362
Retirements of long-term debt	(2,503)	(1,345)	(1,523)
Debt issuance costs	(73)	(2)	(12)
Partner contributions	50	63	—
Partner distributions	(421)	(816)	(741)
Proceeds on sale of Class B noncontrolling interests – net	—	—	177
Payments to Class B noncontrolling interest investors	(86)	(92)	(146)
Buyout of Class B noncontrolling interest investors	(1,150)	(254)	(972)
Proceeds on sale of differential membership interests	—	—	92
Proceeds from differential membership investors	178	173	153
Payments to differential membership investors	(34)	(59)	(38)
Buyout of differential membership investors	(75)	(16)	(187)
Other – net	(12)	(11)	(7)
Net cash used in financing activities	(674)	(2,002)	(527)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	695	34	10
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF YEAR	328	294	284
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF YEAR	$1,023	$328	$294
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$167	$193	$250
Cash received for income taxes – net	$45	$47	$1
Change in noncash investments in non-economic ownership interests – net	$—	$216	$(9)
Accrued property additions	$495	$72	$77

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Common Units
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balances, December 31, 2022	86.5	$3,332	$(7)	$11,346	$14,671	$101
Issuance of common units – net(a)(b)	6.9	367	—	—	367	—
Acquisition of subsidiaries with differential membership interests	—	—	—	165	165	—
Acquisition of subsidiary with noncontrolling ownership interests	—	—	—	72	72	—
Net income	—	200	—	14	214	4
Other comprehensive income	—	—	1	1	2	—
Distributions, primarily to related parties	—	—	—	(432)	(432)	—
Changes in non-economic ownership interests	—	—	—	11	11	—
Other differential membership investment activity	—	—	—	315	315	(105)
Sale of Class B noncontrolling interests – net	—	(1)	—	177	176	—
Payments to Class B noncontrolling interest investors	—	—	—	(146)	(146)	—
Distributions to unitholders(c)	—	(309)	—	—	(309)	—
Buyout of Class B noncontrolling interest investor(c)	—	—	—	(972)	(972)	—
Sale of subsidiary with noncontrolling ownership interest	—	—	—	(80)	(80)	—
Other – net	—	(13)	(1)	17	3	—
Balances, December 31, 2023	93.4	3,576	(7)	10,488	14,057	—
Issuance of common units – net	0.1	3	—	—	3	—
Related party note receivable	—	—	—	5	5	—
Net loss	—	(23)	—	(388)	(411)	—
Other comprehensive income	—	—	1	—	1	—
Related party contributions	—	—	—	58	58	—
Distributions, primarily to related parties	—	—	—	(481)	(481)	—
Changes in non-economic ownership interests	—	—	—	216	216	—
Other differential membership investment activity	—	—	—	98	98	—
Payments to Class B noncontrolling interest investors	—	—	—	(92)	(92)	—
Distributions to unitholders(c)	—	(335)	—	—	(335)	—
Buyout of Class B noncontrolling interest investors	—	—	—	(254)	(254)	—
Other – net	—	—	—	1	1	—
Balances, December 31, 2024	93.5	3,221	(6)	9,651	12,866	—
Issuance of common units – net	0.5	3	—	—	3	—
Net loss	—	(28)	—	(408)	(436)	—
Other comprehensive income	—	—	1	1	2	—
Related party note receivable	—	—	—	2	2	—
Related party contributions	—	—	—	47	47	—
Distributions, primarily to related parties	—	—	—	(112)	(112)	—
Changes in non-economic ownership interests	—	—	—	(309)	(309)	—
Other differential membership investment activity	—	—	—	144	144	—
Buyout of differential membership interest investors	—	(5)	—	(70)	(75)	—
Payments to Class B noncontrolling interest investors	—	—	—	(86)	(86)	—
Buyout of Class B noncontrolling interest investors	—	1	—	(1,151)	(1,150)	—
Other – net	—	3	—	—	3	—
Balances, December 31, 2025	94.0	$3,195	$(5)	$7,709	$10,899	$—
____________________________
(a)    See Note 14 – ATM Program for further discussion. Includes deferred tax impact of approximately $30 million 2023.
(b)    In 2023, includes NEE Equity's exchange of XPLR OpCo common units for XPLR common units and includes deferred tax impact of approximately $20 million. See Note 14 – Common Unit Issuances.
(c)    Distributions per common unit were $3.5950 and $3.3765 for the years ended December 31, 2024 and 2023, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

1. Organization and Nature of Business

XPLR Infrastructure, LP (XPLR), was formed as a Delaware limited partnership on March 6, 2014 as an indirect wholly owned subsidiary of NextEra Energy, Inc. (NEE), a Florida corporation.

On July 1, 2014, XPLR completed its initial public offering (IPO). XPLR used the proceeds from the IPO to purchase common units of XPLR Infrastructure Operating Partners, LP (XPLR OpCo), from NextEra Energy Equity Partners, LP (NEE Equity), a Delaware limited partnership and an indirect wholly owned subsidiary of NEE, and to purchase XPLR OpCo common units from XPLR OpCo.

XPLR OpCo is a limited partnership with a general partner and limited partners. XPLR consolidates the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At December 31, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo's common units (limited partner interest in XPLR OpCo) and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo.

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects acquired from NextEra Energy Resources, LLC (NEER) or from third parties. In December 2023, XPLR sold its interests in natural gas pipeline assets located in Texas (Texas pipelines) (see Note 4). In January 2025, XPLR announced a strategic repositioning and XPLR's board and XPLR Infrastructure Operating Partners GP, LLC (XPLR OpCo GP), reserved cash for other business purposes and accordingly, XPLR suspended distributions to its common unitholders. In September 2025, indirect subsidiaries of XPLR completed the sale of their ownership interests in Meade Pipeline Co, LLC (Meade), which owned an investment in natural gas pipeline assets in Pennsylvania (Meade pipeline investment).

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

Revenue Recognition – Revenue is generated primarily from various non-affiliated parties under long-term power purchase agreements (PPA) and in 2023 also from natural gas transportation agreements. Revenue is recognized as energy and any related renewable energy attributes are delivered, which is when revenue is earned based on energy delivered at rates stipulated in the respective PPAs, or natural gas transportation services are performed. See Note 5.

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

Clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the years ended December 31, 2025 and 2024 of approximately $45 million and $47 million, respectively, are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on XPLR's consolidated statements of cash flows. There were no proceeds from the sales of clean energy tax credits for the year ended December 31, 2023.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which, among other things, modified tax legislation affecting clean energy tax credits, bonus depreciation rules and tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation with no phase-out for unregulated property acquired after January 19, 2025, 100% expensing with no phase-out of domestic research and development expenses incurred in taxable years beginning after 2024, and the use of earnings before interest, taxes, depreciation and amortization (EBITDA), rather than earnings before interest and taxes (EBIT), with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA did not change the federal corporate tax rate and did not require remeasurement of deferred tax assets or liabilities.

Equity – Equity reflects the financial position of the parties with an ownership interest in the consolidated financial statements. XPLR Infrastructure Partners GP, Inc., has a total equity interest in XPLR of $10,000 at December 31, 2025 and 2024.

Limited partners' equity in common units at December 31, 2025 and 2024 reflects the investment of XPLR common unitholders, changes to net income attributable to XPLR, distributions of available cash to common unitholders and other contributions from or distributions to XPLR common unitholders. Accumulated other comprehensive loss at December 31, 2025 and 2024 reflects other comprehensive income (loss) attributable to XPLR.

Noncontrolling Interests – Noncontrolling interests represent the portions of net assets in consolidated entities that are not owned by XPLR and are reported as a component of equity on XPLR’s consolidated balance sheets. At December 31, 2025, noncontrolling interests on XPLR's consolidated balance sheets primarily reflect NEE Equity's approximately 51.2% noncontrolling interest in XPLR OpCo, a non-affiliated party's 50% noncontrolling interest in Star Moon Holdings, LLC (Star Moon Holdings), NEER's 50% noncontrolling ownership interest in Silver State South Solar, LLC (Silver State), NEER's 33% noncontrolling interest in Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings) and NEER's 51% noncontrolling interest in Emerald Breeze Holdings, LLC (Emerald Breeze) (see Note 3), the interests related to differential membership interests discussed below and the Class B noncontrolling membership interests discussed below.

Certain indirect subsidiaries of XPLR have sold noncontrolling Class B membership interests in entities that have ownership interests in 33 wind projects and eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility (differential membership interests) to third-party investors. Although the third-party investors own equity interests in the wind, solar and battery storage projects, XPLR retains a controlling interest in the entities as of December 31, 2025 and therefore presents the differential membership interests as noncontrolling interests. XPLR, through O&M and administrative services agreements (ASAs) with subsidiaries of NEER, operates and manages the wind, solar and battery storage projects, and consolidates the entities that directly and indirectly own the wind, solar and battery storage projects. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to XPLR. XPLR has the right to call the third-party interests at specified amounts if and when the flip date occurs. See Note 11.

Subsidiaries of XPLR have sold Class B noncontrolling membership interests in XPLR Renewables II, LLC (XPLR Renewables II), XPLR Infrastructure Pipelines, LLC, (XPLR Pipelines), South Texas Midstream, LLC (STX Midstream), Genesis Solar Holdings, LLC (Genesis Holdings), XPLR Renewables III, LLC (XPLR Renewables III), and XPLR Renewables IV, LLC (XPLR Renewables IV), (collectively, Class B noncontrolling membership interests). Between 2023 and 2025, XPLR purchased all of the Class B noncontrolling membership interests in XPLR Renewables II, XPLR Pipelines and STX Midstream from the third-party investors. See Note 14 – Class B Noncontrolling Interests. The XPLR subsidiaries that sold Class B noncontrolling membership interests retain controlling interests in the related entities and therefore XPLR presents the Class B noncontrolling membership interests owned by third-party investors as noncontrolling interests.

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

XPLR INFRASTRUCTURE, LP
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

Details of the activity in noncontrolling interests for the years ended December 31, 2025, 2024 and 2023 are below:

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
	(millions)
Balances, December 31, 2022	$5,031	$4,359	$891	$1,065	$11,346
Sale of Class B noncontrolling interests – net	177	—	—	—	177
Acquisition of subsidiaries with differential membership interests	—	165	—	—	165
Acquisition of subsidiary with noncontrolling interests	—	—	72	—	72
Net income (loss) attributable to noncontrolling interests	333	(696)	303	74	14
Other comprehensive income	—	—	1	—	1
Distributions, primarily to related parties	—	—	(391)	(41)	(432)
Changes in non-economic ownership interests	—	—	—	11	11
Differential membership investment contributions, net of distributions	—	118	—	—	118
Payments to Class B noncontrolling interest investors	(146)	—	—	—	(146)
Sale of differential membership interest	—	92	—	—	92
Buyout of Class B noncontrolling interest investor	(972)	—	—	—	(972)
Reclassification of redeemable noncontrolling interests	—	105	—	—	105
Sale of subsidiary with noncontrolling interest	—	—	—	(80)	(80)
Other – net	(6)	—	23	—	17
Balances, December 31, 2023	4,417	4,143	899	1,029	10,488
Related party note receivable	—	—	5	—	5
Net income (loss) attributable to noncontrolling interests	308	(783)	4	83	(388)
Related party contributions	—	—	58	—	58
Distributions, primarily to related parties	—	—	(422)	(59)	(481)
Changes in non-economic ownership interests	—	—	—	216	216
Differential membership investment contributions, net of distributions and buyouts	—	98	—	—	98
Payments to Class B noncontrolling interest investors	(92)	—	—	—	(92)
Buyout of Class B noncontrolling interest investors	(254)	—	—	—	(254)
Other – net	(3)	(1)	5	—	1
Balances, December 31, 2024	4,376	3,457	549	1,269	9,651
Related party note receivable	—	—	2	—	2
Net income (loss) attributable to noncontrolling interests	246	(701)	(32)	79	(408)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	47	—	47
Distributions, primarily to related parties	—	—	(61)	(51)	(112)
Changes in non-economic ownership interests	—	—	—	(309)	(309)
Differential membership investment contributions, net of distributions	—	144	—	—	144
Buyout of differential membership interest investors	—	(65)	(5)	—	(70)
Payments to Class B noncontrolling interest investors	(86)	—	—	—	(86)
Buyout of Class B noncontrolling interest investors	(1,152)	—	1	—	(1,151)
Balances, December 31, 2025	$3,384	$2,835	$502	$988	$7,709
___________________________
(a)    Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interest in each of Silver State, Sunlight Renewables Holdings and Emerald Breeze.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Redeemable Noncontrolling Interests – In connection with an acquisition in December 2022 from NEER, XPLR recorded redeemable noncontrolling interests of approximately $101 million relating to certain contingencies whereby XPLR may have been obligated to reacquire all or a portion of the third-party investor's interests in an under construction project. As the contingencies were resolved during 2023, XPLR reclassified approximately $105 million of redeemable noncontrolling interests to noncontrolling interests.

Property, Plant and Equipment – Property, plant and equipment consists primarily of development, engineering and construction costs for the clean energy assets, equipment, land, substations and transmission lines. Property, plant and equipment, excluding land and perpetual rights-of-way, is recorded at cost and depreciated on a straight-line basis over the estimated useful lives ranging from three to 40 years, commencing on the date the assets are placed in service or acquired (see Note 9). Maintenance and repairs of property, plant and equipment are charged to O&M expense as incurred.

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

The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits) for certain renewable energy property. Convertible investment tax credits (CITCs) are recorded as a reduction in property, plant and equipment – net on XPLR's consolidated balance sheets and are amortized as a reduction to depreciation expense over the estimated life of the related property. At December 31, 2025 and 2024, CITCs, net of amortization, were approximately $380 million and $408 million, respectively.

Cash and Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. XPLR primarily holds such investments in money market funds. Certain cash and cash equivalents are held at the project level for, among other things, debt service and other operational needs. At December 31, 2025 and 2024, approximately $334 million and $277 million, respectively, relates to cash and cash equivalents held at the project level.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are reported at the invoiced or estimated amount adjusted for any write-offs and any estimated allowance for doubtful accounts on XPLR's consolidated balance sheets. The allowance for doubtful accounts is reviewed periodically based on amounts past due and significance. There was no allowance for doubtful accounts recorded at December 31, 2025 and 2024.

Restricted Cash – At December 31, 2025 and 2024, XPLR had approximately $62 million and $45 million, respectively, of restricted cash included in current other assets on XPLR's consolidated balance sheets. Restricted cash at December 31, 2025 and 2024 is primarily related to an operating cash reserve. Restricted cash reported as current assets are recorded as such based on the anticipated use of these funds.

Concentration of Credit Risk – Financial instruments which potentially subject XPLR to concentrations of credit risk consist primarily of accounts receivable and derivative instruments. Accounts receivable are comprised primarily of amounts due from various non-affiliated parties who are counterparties to the PPAs. The majority of XPLR's counterparties are in the energy industry, and this concentration may impact the overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, industry or other conditions. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on XPLR’s consolidated results of operations and financial condition. Substantially all amounts due from such counterparties at December 31, 2025 have been collected.

During 2025, XPLR derived approximately 14% and 15% of its consolidated revenue from its contracts with Pacific Gas and Electric Company and Southern California Edison Company, respectively.

Inventories – Spare parts inventories are carried at the lower of weighted-average cost and net realizable value.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets – Long-lived assets that are held and used and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. During the years ended December 31, 2025 and 2024, no impairment adjustments were necessary.

XPLR INFRASTRUCTURE, LP
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

Goodwill – See Note 7 – Nonrecurring Fair Value Measurements for discussion of goodwill impairment.

Intangible Assets – PPAs – At December 31, 2025 and 2024, XPLR's consolidated balance sheets reflect intangible assets – PPAs – net related to acquisitions and will be amortized into operating revenues on a straight-line basis over the remaining contract terms of the related PPAs, which approximates the period giving rise to the value. At December 31, 2025 and 2024, accumulated amortization related to the intangible assets – PPAs was approximately $958 million and $789 million, respectively. Amortization expense for intangible assets – PPAs was approximately $169 million, $169 million and $163 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is expected to be approximately $165 million in each of the years 2026 through 2029 and $154 million in 2030.

Intangible Liabilities – PPAs – At December 31, 2025 and 2024, XPLR's consolidated balance sheets reflect intangible liabilities – PPAs – net related to acquisitions and will be amortized into operating revenues on a straight-line basis over the remaining contract terms of the PPAs, which approximates the period giving rise to the value. At December 31, 2025 and 2024, accumulated amortization related to the intangible liabilities – PPAs was approximately $273 million and $186 million, respectively. Amortization expense for intangible liabilities – PPAs was approximately $87 million, $87 million and $82 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is expected to be approximately $87 million in each of the years 2026 through 2030.

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

Long-term Debt Costs – XPLR recognizes interest expense using the effective interest method over the life of the related debt. Certain of XPLR’s debt obligations include escalating interest rates that are incorporated into the effective interest rate for the related debt. Deferred interest includes interest expense recognized in excess of the interest payments accrued for the related debt’s stated interest payments and is recorded in other liabilities on XPLR’s consolidated balance sheets. Debt issuance costs include fees and costs incurred to obtain long-term debt and are amortized over the life of the related debt using the effective interest rate established at debt issuance. XPLR incurred approximately $73 million and $10 million of debt issuance costs for the years ended December 31, 2025 and 2023, respectively. XPLR did not incur debt issuance costs during the year ended December 31, 2024. The amortization of debt issuance costs totaled approximately $16 million, $15 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in interest expense in XPLR’s consolidated statements of income (loss). See Note 13.

Asset Retirement Obligations – Asset retirement obligations are those for which a legal obligation exists under laws, statutes, and written or oral contracts, including obligations arising under the doctrine of promissory estoppel, and for which the timing or method of settlement may be conditioned on a future event.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
XPLR accounts for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in XPLR’s consolidated statements of income (loss). Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the ARO and asset retirement cost, or income when the asset retirement cost is depleted.

XPLR recorded accretion expense of approximately $18 million, $17 million and $15 million in the years ended December 31, 2025, 2024 and 2023, respectively. Additional AROs were established amounting to approximately $19 million in the year ended December 31, 2023 related to the acquisition in that period (see Note 3). Additionally, XPLR recorded additional AROs of approximately $11 million and $18 million in 2025 and 2024, respectively, and a reduction of AROs of $6 million in 2023, for revisions in estimated cash flows due to revised cost estimates.

Investments in Unconsolidated Entities – XPLR accounts for the investments in its unconsolidated entities under the equity method. XPLR’s share of earnings (losses) in the unconsolidated entities is included in equity in earnings of equity method investees and equity in earnings of non-economic ownership interests in XPLR's consolidated statements of income (loss). XPLR records losses of the unconsolidated entities only to the extent of its investment unless there is an obligation to provide further financial support for the investee. All equity in earnings of the non-economic ownership interests is allocated to net loss (income) attributable to noncontrolling interests. See Note 10 and Note 11. XPLR evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired (OTTI). An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are OTTI are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings of equity method investees in XPLR’s consolidated statements of income (loss). See Note 7 – Nonrecurring Fair Value Measurements regarding an impairment on one of XPLR's equity method investments which occurred in 2024.

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

Segment Information – XPLR’s single reportable segment, through its ownership interest in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets. XPLR’s reportable segment derives revenues primarily from various non-affiliated parties under long-term PPAs. See Note 5 for information regarding XPLR's operating revenues. The accounting policies of XPLR’s reportable segment are the same as those described above.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
XPLR’s chief operating decision maker (CODM) is XPLR's chief executive officer. The CODM makes key operating decisions and evaluates XPLR's reportable segment results, including net income attributable to XPLR for financial planning, analysis of performance and resource allocation. XPLR's significant segment expenses include operations and maintenance, depreciation and amortization, interest expense and income tax benefit which are reflected in XPLR's consolidated statements of income (loss). XPLR's other segment items include goodwill impairment charge, gains on disposal of businesses/assets – net, taxes other than income taxes and other – net, equity in earnings of equity method investees, equity in earnings (losses) of non-economic ownership interests, other – net and income (loss) from discontinued operations, which are reflected in XPLR's consolidated statements of income (loss).

XPLR's additional segment information is as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Capital expenditures and other investments	$958	$241	$1,269
Property, plant and equipment – net	$15,366	$14,555	$14,837
Total assets	$19,595	$20,292	$22,511
Investments in equity method investees	$625	$631	$617
Assets held for sale – Investments in equity method investees	$—	$1,153	$1,236

Disposal of Wind Project – In January 2023, a subsidiary of XPLR completed the sale of a 62 megawatt (MW) wind project located in Barnes County, North Dakota for approximately $50 million. Approximately $45 million of the cash proceeds from the sale were distributed to the third-party owner of Class B noncontrolling membership interests in XPLR Renewables II (see Note 14 – Class B Noncontrolling Interests).

Sale and Co-investment Agreement – On February 10, 2026, XPLR OpCo signed a sale and co-investment agreement (Agreement) with NextEra Energy Resources Development, LLC, a subsidiary of NEER. Under the Agreement, XPLR has agreed to sell certain of its existing interconnection assets and rights at four operating sites to either (a) a newly formed joint venture, if XPLR exercises its option to co-invest in a to-be-built battery storage project at that site, or (b) a subsidiary of NEER. XPLR will also sell interconnection assets and rights at a fifth location directly to a subsidiary of NEER. Total cash consideration for these sales is approximately $44 million.

Under the Agreement, if XPLR exercises one or more of its four co-investment options, XPLR and NEER will create one or more joint ventures. Each joint venture will develop, construct and operate one or more battery storage projects. XPLR has the option to co-invest from 25% up to 49% in each joint venture. NEER will be the managing member and will provide development and construction services to each joint venture and will receive an associated fee in accordance with the Agreement.

Under the Agreement, XPLR intends to identify up to 500 MW of additional interconnection assets and rights to potentially sell to a subsidiary of NEER, but will not have the option to co-invest in battery storage projects at these locations. XPLR expects to use some or all of the proceeds from any such sales to fund a portion of its co-investments in the joint ventures to the extent XPLR elects to exercise its co-investment option under the Agreement for one or more joint ventures. The Agreement contains customary representations, warranties and covenants by the parties, including certain indemnification terms and mutual remedies.

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

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Supplemental Unaudited Pro forma Results of Operations

XPLR’s pro forma results of operations in the combined entity had the 2023 acquisition been completed on January 1, 2022 are as follows:

Year Ended December 31, 2023
(millions)
Unaudited pro forma results of operations:
Pro forma revenues	$1,120
Pro forma operating loss	$(9)
Pro forma net income	$223
Pro forma net income attributable to XPLR	$211
The unaudited pro forma consolidated results of operations include adjustments to:

•reflect the historical results of the business acquired had the 2023 acquisition been completed on January 1, 2022 assuming consistent operating performance over all periods;

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

4. Discontinued Operations

In September 2025, indirect subsidiaries of XPLR completed the sale of their ownership interests in Meade, which owned the Meade pipeline investment. XPLR received total cash consideration of approximately $1.1 billion. XPLR used a portion of the proceeds from the sale to pay off related project-level indebtedness of approximately $823 million and to purchase the remaining outstanding Class B noncontrolling membership interests in XPLR Pipelines of $219 million. XPLR also received proceeds of approximately $64 million relating to the settlement of interest rate contracts upon paying off the related project-level indebtedness. XPLR recognized a gain on disposal of the Meade pipeline investment of approximately $1 million (less than $1 million after tax), which is reflected in income from discontinued operations in its consolidated statement of income for the year ended December 31, 2025. XPLR incurred approximately $7 million in disposal-related costs for the year ended December 31, 2025 which are reflected as operations and maintenance in the consolidated statement of income.

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

XPLR's results of operations for the Meade pipeline investment and, in 2023, the Texas pipelines are presented as income (loss) from discontinued operations on its consolidated statements of income (loss) for the years ended December 31, 2025, 2024 and 2023.

The table below presents the financial results of the Meade pipeline investment, interest on related project-level indebtedness and, for 2023, the financial results of the Texas pipelines included in income (loss) from discontinued operations:

	Years Ended December 31,
	2025	2024	2023
	(millions)
OPERATING REVENUES(a)	$—	$—	$224
OPERATING EXPENSES
Operations and maintenance(b)	—	—	30
Depreciation and amortization	—	—	32
Taxes other than income taxes and other – net	—	—	8
Total operating expenses – net	—	—	70
GAIN ON DISPOSAL OF A BUSINESS	—	—	375
OPERATING INCOME	—	—	529
OTHER INCOME (DEDUCTIONS)
Interest expense	(56)	(25)	(71)
Equity in earnings of equity method investees	11	22	73
Total other income (deductions) – net	(45)	(3)	2
LOSS BEFORE INCOME TAXES	(45)	(3)	531
INCOME TAX EXPENSE (BENEFIT)	(8)	(4)	59
INCOME (LOSS) FROM DISCONTINUED OPERATIONS(c)	$(37)	$1	$472
____________________
(a)    Represents service revenues earned under gas transportation agreements. Includes related party revenues of approximately $32 million and revenues attributable to foreign countries related to XPLR's contract with a Mexican counterparty of approximately $144 million.
(b)    Includes related party amounts of approximately $12 million.
(c)    At December 31, 2025, 2024 and 2023, includes net income (loss) attributable to noncontrolling interests of approximately $(16) million, $12 million and $304 million, respectively, which in 2023 includes a noncontrolling interest related to a non-affiliated party's 10% interest in one of the Texas pipelines. Income tax expense (benefit) attributable to noncontrolling interests is less than $1 million for all periods presented.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The noncurrent assets held for sale as of December 31, 2024 reflect XPLR's investment in equity method investees relating to the Meade pipeline investment of approximately $1,153 million.

XPLR has elected not to separately disclose discontinued operations on its consolidated statements of cash flows. Long-lived assets are not depreciated or amortized once they are classified as held for sale. The table below presents cash flows from discontinued operations for major captions on the consolidated statements of cash flows related to the Texas pipelines and the Meade pipeline investment:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Depreciation and amortization	$—	$—	$32
Change in value of derivative contracts	$30	$(5)	$32
Deferred income taxes	$(8)	$(4)	$59
Gain on disposal of a business	$—	$—	$375
Capital expenditures and other investments	$—	$(1)	$(140)
Equity in earnings of equity method investees, net of distributions received	$69	$85	$35

5. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. XPLR's operating revenues are generated primarily from various non-affiliated parties under PPAs and, in 2023, natural gas transportation agreements (see Note 4 regarding sale of the Texas pipelines). XPLR's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs, or natural gas transportation services were performed. XPLR believes that the obligation to deliver energy and provide the natural gas transportation services is satisfied over time as the customer simultaneously receives and consumes benefits provided by XPLR. In addition, XPLR believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. XPLR’s operating revenues for the years ended December 31, 2025, 2024 and 2023 are revenue from contracts with customers for energy sales of approximately $1,139 million, $1,155 million and $1,059 million, respectively. XPLR’s operating revenues for the year ended December 31, 2023 include revenue from contracts with customers for natural gas transportation services, substantially all of which is included in income from discontinued operations, of $222 million. XPLR's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of XPLR's receivables customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

XPLR recognizes revenues as energy and any related renewable energy attributes are delivered or, in 2023 as natural gas transportation services were performed, consistent with the amounts billed to customers based on rates stipulated in the respective agreements. XPLR considers the amount billed to represent the value of energy delivered or services provided to the customer. XPLR’s customers typically receive bills monthly with payment due within 30 days.

Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from February 2026 to 2051, will vary based on the volume of energy delivered. At December 31, 2025, XPLR expects to record approximately $159 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Derivative Instruments and Hedging Activity

XPLR uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. XPLR records all derivative instruments that are required to be marked to market as either assets or liabilities on its consolidated balance sheets and measures them at fair value each reporting period. XPLR does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in XPLR's consolidated statements of income (loss). At December 31, 2025 and 2024, the net notional amounts of the interest rate contracts were approximately $2.2 billion and $5.5 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in XPLR's consolidated statements of income (loss). At December 31, 2025 and 2024, XPLR had derivative commodity contracts for power with net notional volumes of approximately 3.1 million MW hours and 2.7 million MW hours, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in XPLR's consolidated statements of cash flows.

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

The tables below present XPLR's gross derivative positions, based on the total fair value of each derivative instrument, at December 31, 2025 and 2024 as well as the location of the net derivative positions, based on the expected timing of future payments, on XPLR's consolidated balance sheets.

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$62	$—	$—	$62
Commodity contracts	$—	$—	$3	$—	3
Total derivative assets					$65
Liabilities:
Interest rate contracts	$—	$10	$—	$—	$10
Commodity contracts	$—	$—	$10	$—	10
Total derivative liabilities					$20

Net fair value by balance sheet line item:
Current other assets					$22
Noncurrent other assets					43
Total derivative assets					$65

Current other liabilities					$17
Noncurrent other liabilities					3
Total derivative liabilities					$20
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

Financial Statement Impact of Derivative Instruments – Gains (losses) related to XPLR's derivatives are recorded in XPLR's consolidated financial statements as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Interest rate contracts – interest expense	$(92)	$109	$(134)
Interest rate contracts – income from discontinued operations	$(14)	$37	$14
Commodity contracts – operating revenues	$—	$18	$(20)

Credit-Risk-Related Contingent Features – Certain of XPLR's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At December 31, 2025 and 2024, the aggregate fair value of XPLR's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $10 million and $2 million, respectively.

7. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of XPLR's cash equivalents. The fair value of these financial assets is determined using the valuation techniques and inputs as described in Note 6 – Fair Value Measurement of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on XPLR's consolidated balance sheets is estimated using a market approach based on current observable market prices.

Recurring Non-Derivative Fair Value Measurements – XPLR’s fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31,
	2025			2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$623	$—	$623	$—	$—	$—
Total assets	$623	$—	$623	$—	$—	$—

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of financial instruments recorded at other than fair value are as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,202	$6,312	$5,314	$5,216
____________________
(a)    At December 31, 2025 and 2024, approximately $6,298 million and $5,201 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At December 31, 2025, approximately $494 million of the fair value relates to the 2022 convertible notes and is Level 2. At December 31, 2024, approximately $1,028 million of the fair value relates to the 2020 convertible notes and the 2022 convertible notes and is Level 2.

Nonrecurring Fair Value Measurements – XPLR tested goodwill for impairment annually and whenever events or changes in circumstances indicated that the fair value of the goodwill is less than the carrying value. During the preparation of XPLR's December 31, 2024 financial statements, XPLR concluded that a triggering event occurred and it was more likely than not that the fair value of its reporting unit was less than its carrying value as a result of the significant decline in trading price of XPLR's common units during the fourth quarter of 2024. Therefore, XPLR performed a quantitative analysis using a combination of (i) an income approach consisting of a discounted cash flow analysis to estimate fair value for noncontrolling interests, including Class B noncontrolling membership interests and differential membership interests, (ii) a market approach derived from the observable trading price of its common units at December 31, 2024 of $17.80 to estimate fair value for (a) its common units and (b) noncontrolling interests related to NEE Equity's interest in XPLR OpCo, and (iii) an estimated control premium for the reporting unit and determined that the fair value of its reporting unit was less than its carrying value. As a result, XPLR recognized a non-cash goodwill impairment charge in the fourth quarter of 2024 of approximately $575 million ($503 million after tax) which is reflected in its consolidated statement of income (loss) for the year ended December 31, 2024.

Subsequently, during the preparation of XPLR's March 31, 2025 financial statements, XPLR concluded that a triggering event occurred and it was more likely than not that the fair value of its reporting unit was less than its carrying value as a result of the significant decline in trading price of XPLR's common units during the first quarter of 2025. Therefore, XPLR performed a quantitative analysis consistent with the procedures discussed above and utilizing the observable trading price of XPLR's common units at March 31, 2025 of $9.50 and determined that the fair value of its reporting unit was less than its carrying value. As a result, XPLR recognized a non-cash goodwill impairment charge in the first quarter of 2025 of approximately $253 million ($222 million after tax), or the full remaining carrying value of goodwill, which is reflected in its consolidated statement of income (loss) for the year ended December 31, 2025.
XPLR tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. During the preparation of XPLR's December 31, 2024 financial statements, it was determined that XPLR's investment in Meade, which was accounted for under the equity method of accounting, was other-than-temporarily impaired. The impairment was the result of market information obtained by XPLR and XPLR's estimate of fair value as it evaluated options relating to a potential sale of its ownership interests in Meade in 2025 (see Note 4). As such, XPLR concluded its equity method investment in Meade was impaired and the impairment was other than temporary. Accordingly, XPLR performed a fair value analysis using a combination of a market approach and an income approach to determine the magnitude of the OTTI. Based on this fair value analysis, the equity method investment with a carrying amount of approximately $1.2 billion was written down to its estimated fair value of approximately $1.15 billion as of December 31, 2024, resulting in an impairment charge of approximately $49 million ($43 million after tax), which is reflected in income (loss) from discontinued operations in its consolidated statement of income (loss) for the year ended December 31, 2024.

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

8. Income Taxes

Effective January 1, 2025, XPLR adopted an accounting standards update that provides guidance for reporting on income taxes and requires additional disclosures related to cash paid (received) for income taxes – net and the effective income tax rate. XPLR adopted the updated standard for income taxes using the full retrospective approach, which changed the presentation of certain information below.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Continuing operations	$(477)	$(454)	$(279)
Discontinued operations(a)	(45)	(3)	531
Total income (loss) before income taxes	$(522)	$(457)	$252
____________________
(a)    See Note 4.

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Federal:
Deferred	$(72)	$(42)	$(27)
Total federal	(72)	(42)	(27)
State:
Deferred	(6)	—	2
Total state	(6)	—	2
Income tax benefit from continuing operations	(78)	(42)	(25)
Income tax expense (benefit) from discontinued operations	(8)	(4)	59
Total income tax expense (benefit)	$(86)	$(46)	$34

A reconciliation of the income tax expense (benefit) and effective tax rate based on the statutory U.S. federal income tax rate is as follows:

	Years Ended December 31,
	2025		2024		2023
	(millions, except for percentages)
Income tax benefit at U.S. statutory rate of 21%	$(100)	21.0%	$(95)	21.0%	$(59)	21.0%
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	82	(16.9)	85	(18.4)	59	(21.0)
State income taxes – net of federal income tax benefit(a)	(6)	1.2	—	—	2	(0.8)
Clean energy tax credits	(56)	11.5	(32)	6.9	(28)	10.1
Valuation allowance	2	(0.4)	1	(0.3)	1	(0.3)
Other adjustments – net	—	—	(1)	0.1	—	—
Income tax benefit and effective tax rate from continuing operations	$(78)	16.4%	$(42)	9.3%	$(25)	9.0%
____________________
(a)    In 2025, state taxes in California and Texas made up greater than 50 percent of the tax effect in this category. In 2024, state taxes in California, Kansas, New Hampshire and Pennsylvania made up greater than 50 percent of the tax effect in this category. In 2023, state taxes in Texas, California, Oklahoma and Colorado made up greater than 50 percent of the tax effect in this category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered. XPLR believes that it is more likely than not that the deferred tax assets at December 31, 2025 shown in the table below, net of the valuation allowances, will be realized due to sufficient future income.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax effects of temporary differences giving rise to XPLR's deferred income tax liabilities and assets are as follows:

	December 31,
	2025	2024
	(millions)
Deferred tax liabilities:
Investment in partnership(a)(b)	$(310)	$(253)
Total deferred tax liabilities	(310)	(253)
Deferred tax assets:
Net operating loss carryforwards(b)	519	428
Tax credit carryforwards	33	23
Capital loss carryforward	4	—
Valuation allowance	(5)	(2)
Total deferred tax assets	551	449
Net deferred income taxes	$241	$196
____________________
(a)    At December 31, 2025 and 2024, includes a deferred tax asset of approximately $46 million and $19 million, respectively, of interest limitation carryforward with an indefinite expiration period.
(b)    At December 31, 2024, excludes approximately $39 million of tax impacts relating to 2023 tax year taxable gains of $154 million which were allocated to NEE Equity in March 2024. See Note 15 – Tax Allocations.

Deferred tax assets and liabilities included on XPLR's consolidated balance sheets are as follows:

	December 31,
	2025	2024
	(millions)
Noncurrent other assets	$263	$219
Noncurrent other liabilities	(22)	(23)
Net deferred income taxes	$241	$196

The components of deferred tax assets, before valuation allowance, relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2025 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$439		2034 – 2037
State	80		2028 – 2055
Total net operating loss carryforwards	$519	(a)
Tax credit carryforwards	$33		2026 – 2045
____________________
(a)    Includes approximately $294 million and $10 million of federal and state, respectively, net operating loss carryforwards with an indefinite expiration period.

Cash received for income taxes – net are approximately $45 million, $47 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively, all of which relate to federal income taxes, except for $1 million in 2023 which relates to state income taxes in California.

During 2025 and 2024, XPLR recorded state tax liabilities of less than $1 million (net of federal tax benefit) in both periods related to unrecognized tax benefits of prior year state tax filing positions. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate is approximately $5 million (net of federal tax benefit). The open tax years in all jurisdictions are 2014 through 2024.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2025	2024	Range of Useful Lives (in years)
	(millions)
Power-generation assets(a)	$17,587	$16,269	3	–	40
Land improvements and buildings	672	672	3	–	40
Land, including perpetual rights-of-way	79	79
Construction work in progress	85	47
Other depreciable assets	455	472	3	–	40
Property, plant and equipment, gross	18,878	17,539
Accumulated depreciation	(3,512)	(2,984)
Property, plant and equipment – net	$15,366	$14,555
________________________
(a)    Approximately 91% of power-generation assets represent machinery and equipment used to generate electricity with a depreciable life of 35-years or greater.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was approximately $544 million, $531 million and $504 million, respectively. A number of XPLR's generation facilities are encumbered by liens securing various financings. The net book value of XPLR's assets serving as collateral was approximately $4.6 billion at December 31, 2025.

10. Equity Method Investments

At December 31, 2025, investments in equity method investees primarily included the approximately 50% ownership interest in Desert Sunlight Investment Holdings, LLC, 50% ownership interest in Rosmar Holdings, LLC (Rosmar), the 40% ownership interest in Pine Brooke Class A Holdings, LLC (Pine Brooke Holdings), the 33.3% ownership interest in Shaw Creek Solar Holdings, LLC, the 33.3% ownership interest in Nutmeg Solar Holdings, LLC and the 33.3% ownership interest in Solar Holdings Portfolio 12, LLC. XPLR was not the primary beneficiary and therefore did not consolidate these entities because it did not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and did not have controlling interests in these entities. In 2025, XPLR completed the sale of its ownership interests in Meade (see Note 4), which was an equity method investment, resulting in prior-year information being recast to exclude Meade.

Summarized information for these equity method investees is as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Revenues	$329	$332	$333
Operating income	$135	$124	$128
Net income	$181	$178	$157

	December 31,
	2025	2024
	(millions)
Current assets	$138	$166
Noncurrent assets	$2,775	$3,355
Current liabilities	$86	$89
Noncurrent liabilities	$852	$1,211

XPLR's share of underlying equity in the equity method investees	$716	$768
Difference between investment carrying amounts and underlying equity in net assets(a)	(91)	(137)
XPLR's investment carrying amounts	$625	$631
________________________
(a)    Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the life of the related projects.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Variable Interest Entities

XPLR has identified XPLR OpCo, a limited partnership with a general partner and limited partners, as a VIE. XPLR has consolidated the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At December 31, 2025, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. The assets and liabilities of XPLR OpCo as well as the operations of XPLR OpCo represent substantially all of XPLR's assets and liabilities and its operations.

In addition, at December 31, 2025, XPLR OpCo consolidated 15 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 2 – Noncontrolling Interests) in entities which own and operate 33 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $9,601 million and $504 million, respectively, at December 31, 2025. At December 31, 2024, there were 19 VIEs and the assets and liabilities of those VIEs at such date totaled approximately $10,940 million and $588 million, respectively.

At December 31, 2025, XPLR OpCo also consolidated three VIEs related to the sales of Class B noncontrolling membership interests in certain XPLR subsidiaries (the Class B VIEs). See Note 2 – Noncontrolling Interests and Note 14 – Class B Noncontrolling Interests. These entities are considered VIEs because the holders of the Class B noncontrolling membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net and intangible assets – PPAs – net, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $10,066 million and $1,464 million, respectively, at December 31, 2025. At December 31, 2024, there were five VIEs, including one with ownership interests in natural gas pipeline assets (see Note 4), and the assets, which included investments in equity method investees, and liabilities of those VIEs at such date totaled approximately $13,133 million and $2,582 million, respectively. Certain of the Class B VIEs include three other VIEs related to XPLR's ownership interests in Pine Brooke Holdings, Star Moon Holdings and Emerald Breeze, and at December 31, 2024 also included two other VIEs related to XPLR's ownership interests in Rosmar and Silver State, which had assets and liabilities of $681 million and $28 million, respectively, at December 31, 2025, and one VIE related to XPLR's ownership interests in Meade (see Note 4). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $7,217 million and $7,413 million of assets and $419 million and $429 million of liabilities are also included in the above disclosure of the VIEs related to differential membership interests at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, XPLR OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings), which has interests in a battery storage facility with storage capacity of 230 MW in which XPLR has an indirect 67% controlling ownership interest, which is a VIE. The assets, primarily property, plant and equipment – net, and the liabilities, primarily asset retirement obligation and noncurrent other liabilities, of the VIE totaled approximately $407 million and $9 million, respectively, at December 31, 2025 and $414 million and $9 million, respectively, at December 31, 2024. This VIE contains entities which have sold differential membership interests and approximately $329 million and $333 million of assets and $8 million and $9 million of liabilities at December 31, 2025 and 2024, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

Certain subsidiaries of XPLR OpCo have noncontrolling interests in entities accounted for under the equity method that are considered VIEs. See Note 10.

Through a series of transactions in 2015, a subsidiary of XPLR issued 1,000,000 XPLR OpCo Class B Units, Series 1 and 1,000,000 XPLR OpCo Class B Units, Series 2, to NEER for approximately 50% of the ownership interests in three NEER solar projects (non-economic ownership interests). NEER, as holder of the XPLR OpCo Class B Units, retained 100% of the economic rights in the projects to which the respective Class B Units relate, including the right to all distributions paid by the project subsidiaries that own the projects to XPLR OpCo. At December 31, 2024, XPLR had an indirect equity method investment related to the non-economic ownership interests of approximately $324 million which is reflected as noncurrent other assets on XPLR's consolidated balance sheet. All equity in earnings of the non-economic ownership interests was allocated to net income (loss) attributable to noncontrolling interests. XPLR was not the primary beneficiary and therefore did not consolidate these entities because it did not control any of the ongoing activities of these entities, was not involved in the initial design of these entities and did not have a controlling interest in these entities. In June 2025, an indirect subsidiary of XPLR merged the entities holding its indirect equity method investment related to its non-economic ownership interests into two subsidiaries of NEER. The merger resulted in NEER no longer owning any of the XPLR OpCo Class B Units, Series 1 and Series 2 and XPLR no longer holding non-economic interests in the projects. In connection with the transaction, XPLR exchanged cash consideration with NEER and removed the approximately $309 million equity method investment and the corresponding noncontrolling interest from its condensed consolidated balance sheet. The transaction did not result in any gain or loss to XPLR.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Leases

XPLR has operating and finance leases primarily related to land use agreements for certain of its energy projects. At December 31, 2025 and 2024, XPLR had recorded right-of-use (ROU) assets for operating leases of approximately $7 million and $27 million, respectively, and operating lease liabilities of $10 million and $29 million, respectively. At December 31, 2025 and 2024, XPLR's ROU assets for finance leases totaled approximately $34 million and $45 million, respectively, and finance lease liabilities totaled $40 million and $49 million, respectively. XPLR’s operating lease liabilities were calculated based on a weighted-average discount rate of 5.19% and 4.26% based on the incremental borrowing rate at the lease commencement date and have a weighted-average remaining lease term of 25 years and 25 years, at December 31, 2025 and 2024, respectively. XPLR's finance lease liabilities were calculated based on a weighted average discount rate of 5.72% and 3.55% with a weighted-average remaining lease term of 35 years and 32 years, at December 31, 2025 and 2024, respectively. Lease payments under the land use agreements, which convey exclusive use of the land during the arrangement, are either fixed based on the terms of the related lease agreement or variable primarily based on the amount of generation at the energy project. As of December 31, 2025, XPLR’s operating and finance leases with fixed payments have expiration dates ranging from 2028 to 2063. As of December 31, 2025, XPLR's expected lease payments over the remaining terms of the leases were approximately $115 million with no one year being material.

XPLR has operating leases and a sales-type lease relating to battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2025 and 2024, the net investment in the sales-type lease is approximately $14 million and $15 million, respectively. At December 31, 2025, the power sales agreements have expiration dates from 2037 to 2041 and XPLR expects to receive approximately $579 million of lease payments over the remaining term of the power sales agreement with no one year being material. XPLR recognized approximately $48 million, $45 million and $47 million in 2025, 2024 and 2023, respectively, of operating and sales-type lease-related revenues relating to battery storage facilities which are included in revenues in XPLR's consolidated statements of income (loss).

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Debt

XPLR’s long-term debt agreements require monthly, quarterly or semi-annual payments of interest. Principal payments on the senior secured limited-recourse debt are primarily due monthly or semi-annually. The carrying value of XPLR’s long-term debt consists of the following:

	December 31,
	2025			2024
	Maturity Date	Balance	Weighted-Average Interest Rate	Balance	Weighted-Average Interest Rate
		(millions)		(millions)
XPLR:
Senior unsecured convertible notes – fixed(a)	2026	$500	2.50%	$1,100	1.14%
XPLR OpCo:
Senior unsecured notes – fixed(b)	2026 – 2034	3,833	7.50%	1,800	5.47%
Revolving credit facility – variable(a)(c)	2029(d)	—	—%	330	6.28%
Project level:
Senior secured limited-recourse debt – fixed	2033	14	4.52%	16	4.52%
Senior secured limited-recourse debt – variable(c)(e)(f)	2026 – 2032	1,750	6.01%	1,900	6.16%
Other long-term debt – variable(c)(e)	2028	102	5.98%	118	6.60%
Other long-term debt – fixed(g)	2026 – 2031	90	0.04%	86	0.05%
Unamortized debt issuance costs and discount		(87)		(36)
Total long-term debt		6,202		5,314
Less current portion of long-term debt		762		705
Long-term debt, excluding current portion		$5,440		$4,609
________________________
(a)    See additional discussion of the convertible notes and the XPLR OpCo credit facility below.
(b)    The XPLR OpCo senior unsecured notes are absolutely and unconditionally guaranteed, on a senior unsecured basis, by XPLR and a direct subsidiary of XPLR OpCo.
(c)    Variable rate is based on an underlying index plus a margin.
(d)    Substantially all has a maturity date in 2029. See additional discussion of the revolving credit facility below.
(e)    Interest rate contracts, primarily swaps, have been entered into for these debt borrowings. See Note 6.
(f)    See additional discussion of term loan facilities below.
(g)    Substantially all is related party. See Note 15 – Related Party Long-term Debt.

As of December 31, 2025, minimum annual maturities of long-term debt are approximately $764 million, $629 million, $646 million, $828 million and $823 million for 2026, 2027, 2028, 2029 and 2030, respectively.

XPLR OpCo and its direct subsidiary (loan parties) are parties to a variable rate, senior secured revolving credit facility (XPLR OpCo credit facility). In February 2026, XPLR OpCo updated the XPLR OpCo credit facility and at February 17, 2026, the XPLR OpCo credit facility has a maturity date of 2031 and provided up to $1.25 billion of revolving credit loans and included borrowing capacity of up to $400 million for letters of credit and capacity for incremental commitments that would increase the XPLR OpCo credit facility to up to $2.0 billion in the aggregate, subject to certain conditions. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility, the loan parties are required, among other things, to be in compliance with financial covenants of a maximum leverage ratio and minimum interest coverage ratio (as defined in the XPLR OpCo credit facility). Borrowings under the XPLR OpCo credit facility can be used by the loan parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The XPLR OpCo credit facility is subject to a facility fee ranging from 0.20% to 0.35% per annum depending on XPLR OpCo's leverage ratio.

At December 31, 2025, certain indirect subsidiaries of XPLR are parties to three limited-recourse senior secured variable rate term loan facilities (term loan facilities) which provide in aggregate up to $1,597 million to finance a portion of XPLR's wind repowering program. Approximately $942 million was borrowed in 2025 under the term loan facilities and as of February 17, 2026, up to $655 million was available under the combined facilities, subject to specified conditions. Additional borrowings are expected to occur as wind repowering projects are completed.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The long-term debt agreements disclosed above, including the XPLR OpCo credit facility to the extent any amounts are outstanding, contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the respective financing agreements and related documents. Certain of the long-term debt agreements include financial covenants primarily related to debt service coverage ratios, as well as a maximum leverage ratio and a minimum interest coverage ratio. At December 31, 2025, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the XPLR OpCo credit facility are guaranteed by XPLR OpCo and XPLR and the XPLR OpCo senior unsecured notes are guaranteed by XPLR and a direct subsidiary of XPLR OpCo.

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

During 2025, XPLR repaid $600 million principal amount of senior unsecured convertible notes issued in 2020 (2020 convertible notes) and during 2024, XPLR repaid $500 million principal amount of senior unsecured convertible notes issued in 2021 (2021 convertible notes), at maturity.

During 2022, XPLR issued $500 million principal amount of senior unsecured convertible notes due 2026 (2022 convertible notes). The 2022 convertible notes are unsecured obligations of XPLR and are absolutely and unconditionally guaranteed, on a senior unsecured basis, by XPLR OpCo. A holder may convert all or a portion of its 2022 convertible notes in accordance with the related indenture. Upon conversion of the 2022 convertible notes, XPLR will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, XPLR common units or a combination of cash and common units, at XPLR's election, in respect of the remainder, if any, of XPLR's conversion obligation in excess of the aggregate principal amount of the notes being converted. At February 17, 2026, the conversion rate, which is subject to certain adjustments, was 10.7846 XPLR common units per $1,000 of the 2022 convertible notes, which is equivalent to a conversion price of approximately $92.7248 per XPLR common unit. The conversion rate is subject to adjustment in certain circumstances, as set forth in the related indenture. Upon the occurrence of a fundamental change (as defined in the related indenture), holders of the 2022 convertible notes may require XPLR to repurchase all or a portion of their convertible notes for cash in an amount equal to the principal amount of the 2022 convertible notes to be repurchased, plus accrued and unpaid interest, if any. The 2022 convertible notes are not redeemable at XPLR’s option prior to maturity.

14. Equity

Distributions – In January 2025, as part of the strategic repositioning, XPLR began reserving cash for other business purposes and accordingly XPLR suspended distributions to its common unitholders. During 2024 and 2023, XPLR distributed approximately $335 million and $309 million, respectively, to its common unitholders.

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of the convertible notes. During periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of XPLR's basic and diluted earnings per unit is as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions, except per unit amounts)
Numerator – net income (loss) attributable to XPLR:
From continuing operations	$(7)	$(12)	$32
From discontinued operations	(21)	(11)	168
Net income (loss) attributable to XPLR	$(28)	$(23)	$200
Denominator:
Weighted-average number of common units outstanding – basic	93.9	93.5	91.6
Effect of dilutive convertible notes(a)	—	—	—
Weighted-average number of common units outstanding – assuming dilution	93.9	93.5	91.6
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$(0.07)	$(0.13)	$0.35
From discontinued operations	(0.23)	(0.12)	1.83
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$(0.30)	$(0.25)	$2.18
________________________
(a)    During all periods the outstanding convertible notes were antidilutive and as such were not included in the calculation of diluted earnings per unit. See Note 13 regarding the repayment of the 2020 convertible notes and the 2021 convertible notes.

ATM Program – XPLR has an at-the-market equity issuance program (ATM program), which was most recently renewed in 2023, pursuant to which XPLR may issue, from time to time, up to $500 million of its common units. During the year ended December 31, 2025 and 2024, XPLR did not issue any common units under its ATM program. During the year ended December 31, 2023, XPLR issued approximately 5.1 million common units under the ATM program for gross proceeds of approximately $316 million. Fees related to the ATM program totaled approximately $3 million in 2023.

Common Unit Issuances – During 2023, XPLR issued approximately 1.7 million XPLR common units, upon NEE Equity's exchange of XPLR OpCo common units on a one-for-one basis.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Class B Noncontrolling Interests – Subsidiaries of XPLR sold Class B noncontrolling membership interests in Genesis Holdings, XPLR Renewables III and XPLR Renewables IV as described below:

	Genesis Holdings	XPLR Renewables III	XPLR Renewables IV
Underlying projects	Renewable energy projects with a combined net generating capacity of approximately 1,124 MW	Renewable energy projects with a combined net generating capacity of approximately 1,260 MW	Clean energy projects with a combined net generating capacity of approximately 2,042 MW
Date of sale	December 18, 2020	December 28, 2021	December 15, 2022
Gross proceeds	$1,243 million	$816 million	$887 million(a)
Initial allocation of distributable cash to Class B investors	25%(b)	65%	17%(a)
Period for initial allocation	10 years(b)	10 years	10 years
Period for initial allocation if minimum buyouts have not occurred	5.5 years	6 years	6.5 years
Allocation of distributable cash to Class B investors after initial allocation period	99%(b)	99%	99%
Date buyout period begins	December 18, 2025	December 28, 2026	December 15, 2027
Buyout right timing(c)(d)	Periodically, and for partial interests between years 5 and 10(b)	Periodically, and for partial interests between years 5 and 10	Periodically, and for partial interests between years 5 and 10
Percentage of buyout price that can be paid in XPLR non-voting common units at current market price(e)	100%	100%	100%
____________________
(a)At December 31, 2022, XPLR retained certain Class B noncontrolling membership interests in XPLR Renewables IV which were sold to the Class B investors for approximately $177 million at a final funding in November 2023. Prior to the final Class B funding, XPLR received approximately 86% of XPLR Renewables IV's cash distributions and the third-party investors received 14%.
(b)The allocation of distributable cash to Class B investors increases to 99% if XPLR has not exercised certain buyout rights by June 18, 2026. In January 2025, the limited liability company agreement was amended to provide XPLR with the option, subject to specified conditions, to extend the date until which it has the right to buy out all of the then remaining outstanding Class B noncontrolling membership interests from December 17, 2030 to December 17, 2034, subject to specified conditions. If XPLR exercises the option for extended buyout rights and XPLR does not buy out a specified minimum amount of Class B noncontrolling membership interests prior to December 18 of each of 2030, 2031, 2032, 2033 and 2034 (each, a buyout deadline), the allocation of Genesis Holdings’ cash flows between the holders of the Class B noncontrolling membership interests and XPLR will flip to be allocated from 25% to 99% to the holders of the Class B noncontrolling membership interests and 75% to 1% to XPLR, until the date of any subsequent buyout deadline; provided, however, until the date on which all previous minimum buyouts have been completed, 85% of the amounts distributable for Class B noncontrolling membership interests held by XPLR would instead be distributed to the other holders of Class B noncontrolling membership interests.
(c)The buyout right is subject to certain limitations and/or extensions in the respective agreements, including, but not limited to, XPLR being able to purchase a maximum of the Class B units following anniversaries specified in certain of the agreements.
(d)Each limited liability company agreement provides the Class B investor the right to require XPLR to repurchase the Class B noncontrolling membership interests in the event of a specified change in control of XPLR at a stated rate of return.
(e)XPLR may elect to pay the buyout price in XPLR non-voting common units, XPLR common units or cash (or any combination thereof), subject to conditions and limitations set forth in the applicable agreements. Percentages shown represent the maximum percentages XPLR expects it can pay in XPLR non-voting common units without the acquiescence of the Class B investor, subject to applicable closing conditions. Holders of the XPLR non-voting common units will have the right to receive pro rata quarterly cash distributions and the right to convert, subject to certain limitations, the XPLR non-voting common units into XPLR common units on a one-for-one basis.

In 2019, a subsidiary of XPLR sold Class B noncontrolling membership interests in XPLR Pipelines to a third-party investor. In 2024, XPLR exercised its buyout right and purchased 25% of the originally issued Class B noncontrolling membership interests in XPLR Pipelines for aggregate cash consideration of approximately $67 million. In September 2025, XPLR purchased the remaining outstanding Class B noncontrolling membership interests in XPLR Pipelines for approximately $219 million (see Note 4).

In 2019, a subsidiary of XPLR sold Class B noncontrolling membership interests in XPLR Renewables II to a third-party investor. In each of 2023 and 2024, XPLR exercised its buyout right and purchased 15% of the originally issued Class B noncontrolling membership interests in XPLR Renewables II for approximately $180 million and $187 million, respectively. In April 2025, XPLR exercised its buyout right and purchased the remaining outstanding Class B noncontrolling membership interests in XPLR Renewables II for approximately $931 million.

In 2019, a subsidiary of XPLR sold Class B noncontrolling membership interests in STX Midstream, XPLR's subsidiary which owned natural gas pipelines in Texas (see Note 2 – Disposal of Pipeline and Note 4), to a third-party investor. While the third-party investor owned the Class B noncontrolling membership interests in STX Midstream, the third-party investor received 12.5% of STX Midstream's distributable cash. During 2023, XPLR paid aggregate cash consideration of approximately $792 million to the third-party investor after electing to exercise the buyout right and purchase all of the Class B noncontrolling membership interests in STX Midstream.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss –

	Accumulated Other Comprehensive Income (Loss)
	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2022	$(16)	$(16)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2023	(14)	(14)
Other comprehensive income related to equity method investee	1	1
Balances, December 31, 2024	(13)	(13)
Other comprehensive income related to equity method investee	2	2
Balances, December 31, 2025	$(11)	$(11)
AOCI attributable to noncontrolling interest, December 31, 2025	$(6)	$(6)
AOCI attributable to XPLR, December 31, 2025	$(5)	$(5)

15. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus reimbursable costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in XPLR's consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER. Costs incurred in connection with development and construction coordination provided by NEER primarily in connection with wind repowering of approximately $1,252 million and $103 million during 2025 and 2024, respectively, were capitalized and are reflected in property, plant and equipment – net on XPLR's consolidated balance sheets. Remaining costs under these agreements are reflected as operations and maintenance in XPLR's consolidated statements of income (loss).

Management Services Agreement (MSA) – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to XPLR, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). XPLR OpCo also made certain payments to NEE based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by XPLR OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. XPLR’s O&M expenses for the years ended December 31, 2025, 2024 and 2023 include approximately $8 million, $8 million and $51 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement (CSCS agreement) – XPLR OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy XPLR’s subsidiaries’ contractual obligations. XPLR OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. XPLR’s O&M expenses for the years ended December 31, 2025, 2024 and 2023 include approximately $10 million, $8 million and $8 million, respectively, related to the CSCS agreement and for the year ended December 31, 2025 also includes $(11) million related to true-up of amounts previously charged.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NEER and certain of its affiliates may withdraw funds (Project Sweeps) from XPLR OpCo under the CSCS agreement or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. At December 31, 2025 and 2024, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $11 million and $127 million, respectively, and are included in due from related parties on XPLR’s consolidated balance sheets. During the year ended December 31, 2024, XPLR recorded interest income of approximately $36 million from NEER for cash sweep amounts held relating to proceeds from the sale of the Texas pipelines (see Note 4), which is reflected in other – net on the consolidated statement of income (loss).

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NextEra Energy Capital Holdings, Inc. (NEECH) or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. At December 31, 2025, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion related to these obligations. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER as described above.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of XPLR acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At December 31, 2025 and 2024, the note payable was approximately $90 million and $85 million, respectively, and is included in long-term debt on XPLR's consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

Due to Related Parties – Noncurrent amounts due to related parties on XPLR's consolidated balance sheets primarily represent amounts owed by certain of XPLR's wind projects to NEER for costs incurred in connection with repowering of certain wind projects and to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on XPLR’s consolidated balance sheets.

Transportation and Fuel Management Agreements – In connection with the Texas pipelines (see Note 4), a subsidiary of XPLR assigned to a subsidiary of NEER certain gas commodity agreements in exchange for entering into transportation agreements and a fuel management agreement whereby the benefits of the gas commodity agreements (net of transportation paid to the XPLR subsidiary) are passed back to the XPLR subsidiary. At December 31, 2023, XPLR recognized approximately $17 million in revenues related to the transportation and fuel management agreements which are reflected in income from discontinued operations on the consolidated statements of income (loss).

Related Party Note Receivable – As part of the 2016 acquisition from NEER of Seiling Wind Investments, LLC, a subsidiary of XPLR acquired an approximately $25 million receivable from a subsidiary of NEER (Seiling related party note receivable) relating to operational performance issues at the related projects. The Seiling related party note receivable is intended to compensate XPLR for the operational performance issues and is supported in full by compensation expected from an equipment vendor under an undertaking the vendor has with NEER. This receivable bears interest at 7.1% per annum, is payable by NEER in equal semi-annual installments and matures in December 2035. For each of the years ended December 31, 2025, 2024 and 2023, XPLR received payments of approximately $2 million. At December 31, 2025 and 2024, the Seiling related party note receivable was approximately $17 million and $18 million, respectively, and, along with interest and related payments are reflected in noncontrolling interests on XPLR's consolidated financial statements.

Tax Allocations – In March 2024, NEE Equity, as holder of the Class P units, was allocated for the 2023 tax year taxable gains for U.S. federal income tax purposes of approximately $154 million from the transaction specified in the XPLR OpCo LP Agreement. See Note 2 – Income Taxes, Note 4 and Note 8.

XPLR INFRASTRUCTURE, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
16. Commitments and Contingencies

Legal Proceedings – XPLR, NEE, certain former executives of XPLR and certain current and former directors of XPLR are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California (Southern District of California) in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions and arrangements relating to Class B noncontrolling members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. In January 2026, the plaintiffs filed an amended complaint expanding the putative class period to include all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities beginning on May 8, 2023. The defendants are vigorously defending against the claims in this proceeding and plan to file a motion to dismiss the complaint.

XPLR, NEE, certain former executives of XPLR and certain current and former directors of XPLR are the named defendants in a purported unitholder derivative action filed in the Southern District of California in August 2025. The complaint alleges, among other allegations, that defendants breached their fiduciary duties by making, or causing XPLR to make, false and misleading statements regarding XPLR's business model, distributions, financial arrangements and equity needs. The plaintiff seeks declaratory and monetary relief, changes to corporate governance and internal procedures, and attorneys’ fees and costs. In November 2025, the Southern District of California issued an order to stay proceedings pending resolution of the motion to dismiss phase in the purported federal securities class action lawsuit described above.

17. Quarterly Data (Unaudited)

XPLR's previously reported condensed consolidated quarterly financial and share-based information has been retrospectively adjusted in the following table to reflect the changes resulting from the Meade pipeline investment being presented as income from discontinued operations. See Note 4.

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per unit amounts)
2025
Operating revenues	$282	$342	$315	$249
Operating income (loss)	$(233)	$91	$5	$(49)
Income (loss) from continuing operations	$(307)	$50	$(61)	$(81)
Loss from discontinued operations	$(21)	$(14)	$(3)	$—
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:(b)
From continuing operations	$(0.94)	$0.93	$(0.37)	$0.30
From discontinued operations	$(0.11)	$(0.09)	$(0.03)	$—

2024
Operating revenues	$257	$360	$319	$294
Operating income (loss)	$(21)	$66	$49	$(553)
Income (loss) from continuing operations	$13	$48	$(64)	$(408)
Income (loss) from discontinued operations	$22	$10	$(19)	$(12)
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:(b)
From continuing operations	$0.68	$0.64	$(0.31)	$(1.14)
From discontinued operations	$0.06	$0.01	$(0.12)	$(0.08)
____________________
(a)In the opinion of management, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year. Variations in operations reported on a quarterly basis primarily reflect the seasonal nature of XPLR's business. The sum of the quarterly amounts may not equal the total for the year due to rounding.
(b)The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common units outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2025, XPLR had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of XPLR's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of XPLR concluded that XPLR's disclosure controls and procedures were effective as of December 31, 2025.

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

Item 9B.  Other Information

(b)    During the three months ended December 31, 2025, no director or officer of XPLR adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III – OTHER INFORMATION

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About XPLR Infrastructure and Management" and "Corporate Governance and Board Matters" in XPLR's Proxy Statement which will be filed with the SEC in connection with the 2026 Annual Meeting of Unitholders (XPLR's Proxy Statement) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2025 with respect to equity compensation under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan (2024 LTIP):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	N/A	645,022	(a)
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	N/A	645,022
____________________
(a)    Excludes 155,706 unvested common units issued under the NextEra Energy Partners 2014 Long-Term Incentive Plan that may be granted under the 2024 LTIP if not forfeited or otherwise unavailable for future grants.

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
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of February 22, 2016, by and between NEP US SellCo, LLC and NextEra Energy Partners Acquisitions, LLC, as amended by First Global Amendment to Amended and Restated Purchase and Sale Agreement, dated as of September 8, 2016, by and between NEP US SellCo, LLC, NextEra Energy Partners Acquisitions, LLC and ESI Energy, LLC (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2017, File No. 1-36518)

2.2*
Amendment to Amended and Restated Purchase and Sale Agreement (2023-A Projects Annex), dated as of April 24, 2023, by and among ESI Energy, LLC, NEP US SellCo, LLC, NEP US SellCo II, LLC and NextEra Energy Partners Acquisitions, LLC (filed as Exhibit 2.2 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)

2.3*
Purchase and Sale Agreement between NextEra Energy Partners Ventures, LLC and Kinder Morgan Operating LLC "A" dated November 6, 2023 (filed as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2023, File No. 1-36518)

2.4*
Purchase and Sale Agreement by and among Meade Pipeline Investment, LLC, Redwood Midstream, LLC and River Road Interests LLC, as Sellers, APC Holdings II, L.P. and ACI Meade Member, LLC, as Buyers, and, solely for the Limited Purposes, XPLR Infrastructure Operating Partners, LP, dated as of August 7, 2025 (filed as Exhibit 2.1 to Form 8-K dated August 7, 2025, File No. 1-36518)

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

Exhibit Number	Description
4.2(c)*
Third Amendment to the Guarantee Agreement dated as of September 25, 2017, between XPLR Infrastructure, LP and The Bank of New York Mellon, as guarantee trustee, entered into as of March 25, 2025 (filed as Exhibit 4.8 to Form 8-K dated March 25, 2025, File No. 1-36518)

4.3*
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.3(a)*
First Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of June 27, 2019 (filed as Exhibit 4.6 to Form 8-K dated June 27, 2019, File No. 1-36518)

4.3(b)*
Second Amendment to the Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of December 15, 2023 (filed as Exhibit 4.7 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.3(c)*
Third Amendment to the Guarantee Agreement dated as of September 25, 2017, between XPLR Infrastructure US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee, entered into as of March 25, 2025 (filed as Exhibit 4.9 to Form 8-K dated March 25, 2025, File No. 1-36518)

4.4*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 19, 2017, File No. 1-36518)

4.5*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 23, 2019, creating the 3.875% Senior Notes due 2026 (filed as Exhibit 4.6 to Form 8-K dated September 23, 2019, File No. 1-36518)

4.6*
Officer's Certificate of NextEra Energy Operating Partners, LP, dated December 15, 2023, creating the 7.250% Senior Notes due 2029 (filed as Exhibit 4.8 to Form 8-K dated December 15, 2023, File No. 1-36518)

4.7*
Officer's Certificate of XPLR Infrastructure Operating Partners, LP, dated March 25, 2025, creating the 8.375% Senior Notes due 2031 (filed as Exhibit 4.10 to Form 8-K dated March 25, 2025, File No. 1-36518)

4.8*
Officer's Certificate of XPLR Infrastructure Operating Partners, LP, dated March 25, 2025, creating the 8.625% Senior Notes due 2033 (filed as Exhibit 4.11 to Form 8-K dated March 25, 2025, File No. 1-36518)

4.9*
Officer's Certificate of XPLR Infrastructure Operating Partners, LP, dated November 21, 2025, creating the 7.750% Senior Notes due 2034 (filed as Exhibit 4.10 to Form 8-K dated November 21, 2025, File No. 1-36518)

4.10*
Indenture, dated as of December 3, 2020, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 3, 2020, File No. 1-36518)

4.11*
Indenture, dated as of December 12, 2022, by and among NextEra Energy Partners, LP, NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4 to Form 8-K dated December 7, 2022, File No. 1-36518)

4.12	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
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
10.4*
Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of May 27, 2022 (filed as Exhibit 10.1 to Form 8-K dated May 27, 2022, File No. 1-36518)

10.4(a)*
Letter Amendment Agreement and Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of February 8, 2023 (filed as Exhibit 10.5(a) to Form 10-K for the year ended December 31, 2022, File No. 1-36518)

10.4(b)*
Second Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of January 18, 2024 (filed as Exhibit 10.4(b) to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.4(c)*
Request for Extension to the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP and the lenders parties thereto, dated as of February 8, 2024 (filed as Exhibit 10.4(c) to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.4(d)*
Third Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between XPLR Infrastructure US Partners Holdings, LLC, XPLR Infrastructure Operating Partners, LP and the lenders parties thereto, dated as of June 13, 2025 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2025, File No. 1-36518)

10.4(e)*
Fourth Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between XPLR Infrastructure US Partners Holdings, LLC, XPLR Infrastructure Operating Partners, LP and the lenders parties thereto, dated as of February 6, 2026 (filed as Exhibit 10.1 to Form 8-K dated February 6, 2026, File No. 1-36518)

10.5*
Third Amended and Restated NextEra Energy Partners, LP Guaranty dated as of January 18, 2024 in favor of Bank of America, N.A., as collateral agent under the Second Amended and Restated Revolving Credit Agreement by and between NextEra Energy US Partners Holdings, LLC, NextEra Energy Operating Partners, LP, Bank of America, N.A., as administrative agent and collateral agent, and the lenders parties thereto, dated as of May 27, 2022 (filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 2023, File No. 1-36518)

10.6*
Second Amended and Restated Cash Sweep and Credit Support Agreement by and between XPLR Infrastructure Operating Partners, LP and NextEra Energy Resources, LLC, dated as of February 17, 2025 (filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

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

Exhibit Number	Description
10.9
Amended and Restated Right of First Refusal Agreement, dated as of February 17, 2025, by and among XPLR Infrastructure, LP, XPLR Infrastructure Operating Partners, LP, and NextEra Energy Resources, LLC

10.10*	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8‑K dated July 1, 2014, File No. 1-36518)
10.10(a)*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)
10.10(b)*	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)
10.11*	XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)
10.11(a)*	Form of Restricted Unit Award Agreement under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10.11(a) to Form 10-K for the year ended December 31, 2024, File No. 1-36518)
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

10.14*
XPLR Infrastructure, LP Compensation Summary for Independent Non-Employee Director of XPLR Infrastructure, LP, effective January 1, 2025 (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.15	XPLR Infrastructure, LP Compensation Summary for Independent Non-Employee Director of XPLR Infrastructure, LP, effective January 1, 2026
10.16*
Fourth Amended and Restated Limited Liability Company Agreement of Genesis Solar Holdings, LLC, dated as of February 17, 2025 (filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.17*
Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables III, LLC, dated as of February 17, 2025 (filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.18*
Second Amended and Restated Limited Liability Company Agreement of XPLR Renewables IV, LLC, dated as of February 17, 2025 (filed as Exhibit 10.20 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)

10.19	Interconnection Sales and Co-Investment Agreement by and between NextEra Energy Resources Development, LLC and XPLR Infrastructure Operating Partners, LP
19*	Insider Trading Policies and Procedures (filed as Exhibit 19 to Form 10-K for the year ended December 31, 2024, File No. 1-36518)
21	Subsidiaries of XPLR Infrastructure, LP
23	Consent of Independent Registered Public Accounting Firm
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of XPLR Infrastructure, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of XPLR Infrastructure, LP
32	Section 1350 Certification of XPLR Infrastructure, LP
97*	Incentive Compensation Recoupment Policy (filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 1-36518)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  February 17, 2026

XPLR INFRASTRUCTURE, LP
(Registrant)

S. ALAN LIU
S. Alan Liu President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 17, 2026:

JESSICA GEOFFROY	WILLIAM J. GOUGH
Jessica Geoffroy	William J. Gough
Chief Financial Officer	Controller
(Principal Financial Officer)	(Principal Accounting Officer)

JOHN W. KETCHUM	MICHAEL H. DUNNE
John W. Ketchum	Michael H. Dunne
Chairman of the Board and Director	Director

SUSAN DAVENPORT AUSTIN	MARK E. HICKSON
Susan Davenport Austin	Mark E. Hickson
Director	Director

BRIAN W. BOLSTER	PETER H. KIND
Brian W. Bolster	Peter H. Kind
Director	Director

ROBERT J. BYRNE
Robert J. Byrne
Director