Form 10-Q
period 2026-03-31
XPLR Infrastructure, LP
filed 2026-05-07
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices and registrant's telephone number	IRS Employer Identification Number
1-36518	XPLR INFRASTRUCTURE, LP	30-0818558

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4700

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

Number of XPLR Infrastructure, LP common units outstanding at March 31, 2026: 94,272,795

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2022 convertible notes	senior unsecured convertible notes issued in 2022
2025 Form 10-K	XPLR's Annual Report on Form 10-K for the year ended December 31, 2025
ASA	administrative services agreement
clean energy tax credits	production tax credits and investment tax credits collectively
CSCS agreement	amended and restated cash sweep and credit support agreement
Genesis Holdings	Genesis Solar Holdings, LLC
limited partner interest in XPLR OpCo	limited partner interest in XPLR OpCo's common units
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MSA	Fifth Amended and Restated Management Services Agreement among XPLR, NEE Management, XPLR OpCo and XPLR OpCo GP
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEE Equity	NextEra Energy Equity Partners, LP
NEE Management	NextEra Energy Management Partners, LP
NEER	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
O&M	operations and maintenance
PPA	power purchase agreement
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America
VIE	variable interest entity
XPLR	XPLR Infrastructure, LP
XPLR GP	XPLR Infrastructure Partners GP, Inc.
XPLR OpCo	XPLR Infrastructure Operating Partners, LP
XPLR OpCo credit facility	senior secured revolving credit facility of XPLR OpCo and its direct subsidiary
XPLR OpCo GP	XPLR Infrastructure Operating Partners GP, LLC
XPLR Pipelines	XPLR Infrastructure Pipelines, LLC
XPLR Renewables II	XPLR Renewables II, LLC
XPLR Renewables III	XPLR Renewables III, LLC
XPLR Renewables IV	XPLR Renewables IV, LLC

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
•XPLR's use of and reliance on artificial intelligence technologies may present certain risks that could materially adversely affect XPLR’s business, financial condition, results of operations, liquidity and ability to execute its business plan.
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
•XPLR's liquidity may be reduced if its credit providers are unable to fund their credit commitments to XPLR or to maintain their current credit ratings.
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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2025 Form 10-K and investors should refer to that section of the 2025 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and XPLR undertakes no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUES(a)	$275	$282
OPERATING EXPENSES
Operations and maintenance(b)	134	110
Depreciation and amortization	140	136
Goodwill impairment charge	—	253
Taxes other than income taxes and other – net	18	16
Total operating expenses – net	292	515
OPERATING LOSS	(17)	(233)
OTHER INCOME (DEDUCTIONS)
Interest expense	(102)	(135)
Equity in earnings of equity method investees	12	16
Other – net	8	3
Total other deductions – net	(82)	(116)
LOSS BEFORE INCOME TAXES	(99)	(349)
INCOME TAX BENEFIT	(51)	(42)
LOSS FROM CONTINUING OPERATIONS	(48)	(307)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $3	—	(21)
NET LOSS(c)	(48)	(328)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	81	230
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$33	$(98)

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$0.35	$(0.94)
From discontinued operations	—	(0.11)
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$0.35	$(1.05)
____________________
(a)    Includes related party revenues of approximately $16 million and $14 million for the three months ended March 31, 2026 and 2025, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $41 million and $33 million for the three months ended March 31, 2026 and 2025, respectively.
(c)    For each of the three months ended March 31, 2026 and 2025, XPLR recognized less than $1 million of other comprehensive income related to an equity method investee, which was primarily attributable to a noncontrolling interest.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$943	$960
Accounts receivable	130	102
Other receivables	89	93
Due from related parties	60	43
Inventory	107	103
Other	99	121
Total current assets	1,428	1,422
Other assets:
Property, plant and equipment – net	15,291	15,366
Intangible assets – PPAs – net	1,607	1,648
Investments in equity method investees	615	625
Other	572	534
Total other assets	18,085	18,173
TOTAL ASSETS	$19,513	$19,595
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$51	$58
Due to related parties	559	498
Current portion of long-term debt	617	762
Accrued interest	62	103
Accrued property taxes	21	29
Other	90	118
Total current liabilities	1,400	1,568
Other liabilities and deferred credits:
Long-term debt	5,711	5,440
Asset retirement obligations	377	373
Due to related parties	94	93
Intangible liabilities – PPAs – net	1,012	1,034
Other	186	188
Total other liabilities and deferred credits	7,380	7,128
TOTAL LIABILITIES	8,780	8,696
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (94.3 and 94.0 units issued and outstanding, respectively)	3,208	3,195
Accumulated other comprehensive loss	(5)	(5)
Noncontrolling interests	7,530	7,709
TOTAL EQUITY	10,733	10,899
TOTAL LIABILITIES AND EQUITY	$19,513	$19,595

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48)	$(328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140	136
Intangible amortization – PPAs	20	20
Change in value of derivative contracts	4	86
Deferred income taxes	(43)	(41)
Equity in earnings of equity method investees, net of distributions received	10	30
Equity in earnings of non-economic ownership interests, net of distributions received	—	8
Goodwill impairment charge	—	253
Other – net	7	1
Changes in operating assets and liabilities:
Current assets	(43)	(27)
Noncurrent assets	3	1
Current liabilities	(54)	(63)
Noncurrent liabilities	(1)	14
Net cash provided by (used in) operating activities	(5)	90
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(25)	(89)
Payments from related parties under CSCS agreement – net	6	34
Other – net	—	6
Net cash used in investing activities	(19)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	3
Issuances of long-term debt, including premiums and discounts	294	1,754
Retirements of long-term debt	(169)	(536)
Debt issuance costs	(6)	(19)
Partner contributions	9	5
Partner distributions	(25)	(21)
Payments to Class B noncontrolling interest investors	(20)	(21)
Proceeds from differential membership investors	187	81
Payments to differential membership investors	(127)	(8)
Buyout of differential membership investors	(141)	(20)
Other – net	(3)	(1)
Net cash provided by financing activities	2	1,217
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22)	1,258
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	1,023	328
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$1,001	$1,586
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$135	$66
Cash received for income taxes – net	$8	$4
Accrued property additions	$480	$339

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended March 31, 2026	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2025	94.0	$3,195	$(5)	$7,709	$10,899
Issuance of common units – net	0.3	1	—	—	1
Net income (loss)	—	33	—	(81)	(48)
Related party contributions	—	—	—	9	9
Distributions, primarily to related parties	—	—	—	(25)	(25)
Other differential membership investment activity	—	—	—	60	60
Buyout of differential membership interest investors	—	(21)	—	(120)	(141)
Payments to Class B noncontrolling interest investors	—	—	—	(20)	(20)
Other – net	—	—	—	(2)	(2)
Balances, March 31, 2026	94.3	$3,208	$(5)	$7,530	$10,733

	Common Units
Three Months Ended March 31, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2024	93.5	$3,221	$(6)	$9,651	$12,866
Issuance of common units – net	0.5	1	—	—	1
Net income (loss)	—	(98)	—	(230)	(328)
Related party contributions	—	—	—	5	5
Distributions, primarily to related parties	—	—	—	(21)	(21)
Other differential membership investment activity	—	—	—	73	73
Buyout of differential membership interest investors	—	—	—	(20)	(20)
Payments to Class B noncontrolling interest investors	—	—	—	(21)	(21)
Other – net	—	(1)	—	—	(1)
Balances, March 31, 2025	94.0	$3,123	$(6)	$9,437	$12,554

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2025 Form 10-K. In the opinion of XPLR management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation, including presentation of discontinued operations as discussed in Note 1. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Discontinued Operations

In September 2025, indirect subsidiaries of XPLR completed the sale of their ownership interests in Meade Pipeline Co, LLC (Meade), which owned an investment in natural gas pipeline assets in Pennsylvania (Meade pipeline investment). XPLR's results of operations for the Meade pipeline investment are presented as loss from discontinued operations on its condensed consolidated statements of income (loss) for the three months ended March 31, 2025.

The table below presents the financial results of the Meade pipeline investment and interest on related project-level indebtedness included in income from discontinued operations:

Three Months Ended March 31, 2025
(millions)
OTHER DEDUCTIONS
Interest expense	$(24)
Total other deductions – net	(24)
LOSS BEFORE INCOME TAXES	(24)
INCOME TAX BENEFIT	(3)
LOSS FROM DISCONTINUED OPERATIONS(a)	$(21)
_____________________________
(a)    Includes net loss attributable to noncontrolling interests of approximately $11 million for the three months ended March 31, 2025, and includes income tax benefit attributable to noncontrolling interests of less than $1 million for the three months ended March 31, 2025.

XPLR has elected not to separately disclose discontinued operations on its condensed consolidated statement of cash flows. The table below presents cash flows from discontinued operations for major captions on the condensed consolidated statement of cash flows related to the Meade pipeline investment:

Three Months Ended March 31, 2025
(millions)
Change in value of derivative contracts	$16
Deferred income taxes	$(3)
Equity in earnings of equity method investees, net of distributions received	$27

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. XPLR's operating revenues are generated primarily from various non-affiliated parties under PPAs. XPLR's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs. XPLR believes that the obligation to deliver energy is satisfied over time as the customer simultaneously receives and consumes benefits provided by XPLR. In addition, XPLR believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. XPLR’s operating revenues for the three months ended March 31, 2026 and 2025 are revenue from contracts with customers for energy sales of approximately $263 million and $271 million, respectively. XPLR's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of XPLR's receivables customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
XPLR recognizes revenues as energy and any related renewable energy attributes are delivered, consistent with the amounts billed to customers based on rates stipulated in the respective agreements. XPLR considers the amount billed to represent the value of energy delivered to the customer. XPLR’s customers typically receive bills monthly with payment due within 30 days.
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from 2027 to 2051, will vary based on the volume of energy delivered. At March 31, 2026, XPLR expects to record approximately $156 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

XPLR uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. XPLR records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. XPLR does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in XPLR's condensed consolidated statements of income (loss). At March 31, 2026 and December 31, 2025, the net notional amounts of the interest rate contracts were approximately $2.2 billion and $2.2 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in XPLR's condensed consolidated statements of income (loss). At March 31, 2026 and December 31, 2025, XPLR had derivative commodity contracts for power with net notional volumes of approximately 2.4 million MWh and 3.1 million MWh, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in XPLR's condensed consolidated statements of cash flows.

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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present XPLR's gross derivative positions, based on the total fair value of each derivative instrument, at March 31, 2026 and December 31, 2025 as well as the location of the net derivative positions, based on the expected timing of future payments, on XPLR's condensed consolidated balance sheets.

	March 31, 2026
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$54	$—	$1	$55
Commodity contracts	$—	$—	$4	$(4)	—
Total derivative assets					$55
Liabilities:
Interest rate contracts	$—	$6	$—	$1	$7
Commodity contracts	$—	$—	$10	$(4)	6
Total derivative liabilities					$13

Net fair value by balance sheet line item:
Current other assets					$11
Noncurrent other assets					44
Total derivative assets					$55

Current other liabilities					$8
Noncurrent other liabilities					5
Total derivative liabilities					$13
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$62	$—	$—	$62
Commodity contracts	$—	$—	$3	$—	3
Total derivative assets					$65
Liabilities:
Interest rate contracts	$—	$10	$—	$—	$10
Commodity contracts	$—	$—	$10	$—	10
Total derivative liabilities					$20

Net fair value by balance sheet line item:
Current other assets					$22
Noncurrent other assets					43
Total derivative assets					$65

Current other liabilities					$17
Noncurrent other liabilities					3
Total derivative liabilities					$20
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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to XPLR's derivatives are recorded in XPLR's condensed consolidated financial statements as follows:

	Three Months Ended March 31,
	2026	2025
	(millions)
Interest rate contracts – interest expense	$9	$(80)
Interest rate contracts – income from discontinued operations	$—	$(10)
Commodity contracts – operating revenues	$1	$(1)

Credit-Risk-Related Contingent Features – Certain of XPLR's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At March 31, 2026 and December 31, 2025, the aggregate fair value of XPLR's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $6 million and $10 million, respectively.

4. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of XPLR's cash equivalents. The fair value of these financial assets is determined by using the valuation techniques and inputs as described in Note 3 – Fair Value Measurement of Derivative Instruments. The fair value of money market funds that are included in cash and cash equivalents, current other assets and noncurrent other assets on XPLR's condensed consolidated balance sheets is estimated using a market approach based on current observable market prices.

Recurring Non-Derivative Fair Value Measurements – XPLR’s fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$500	$—	$500	$623	$—	$623
Total assets	$500	$—	$500	$623	$—	$623

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,328	$6,469	$6,202	$6,312
____________________
(a)    At March 31, 2026 and December 31, 2025, approximately $6,455 million and $6,298 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At March 31, 2026 and December 31, 2025, approximately $496 million and $494 million, respectively, of the fair value relates to the 2022 convertible notes and is Level 2.

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

A reconciliation of the income tax benefit and effective tax rate based on the statutory U.S. federal income tax rate is as follows:

	Three Months Ended March 31,
	2026		2025
	(millions, except for percentages)
Income tax benefit at U.S. statutory rate of 21%	$(21)	21.0%	$(73)	21.0%
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	18	(17.7)	44	(12.7)
State income taxes – net of federal income tax benefit	(1)	0.7	(8)	2.3
Clean energy tax credits	(50)	49.8	(5)	1.4
Valuation allowance	2	(2.0)	—	—
Other – net	1	(0.3)	—	—
Income tax benefit and effective tax rate from continuing operations	$(51)	51.5%	$(42)	12.0%

6. Variable Interest Entities

XPLR has identified XPLR OpCo, a limited partnership with a general partner and limited partners, as a VIE. XPLR has consolidated the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At March 31, 2026, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. The assets and liabilities of XPLR OpCo as well as the operations of XPLR OpCo represent substantially all of XPLR's assets and liabilities and its operations.

In addition, at March 31, 2026, XPLR OpCo consolidated 13 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 10 – Noncontrolling Interests) in entities which own and operate 28 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $8,516 million and $461 million, respectively, at March 31, 2026. At December 31, 2025, there were 15 VIEs and the assets and liabilities of those VIEs at such date totaled approximately $9,601 million and $504 million, respectively.

At March 31, 2026 and December 31, 2025, XPLR OpCo also consolidated three VIEs related to the sales of Class B noncontrolling membership interests in certain XPLR subsidiaries (see Note 10 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 4,427 MW and battery storage capacity of 120 MW (Class B VIEs). These entities are considered VIEs because the holders of the Class B noncontrolling membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net and intangible assets – PPAs – net, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $10,014 million and $1,482 million, respectively, at March 31, 2026 and $10,066 million and $1,464 million, respectively, at December 31, 2025. Certain of the Class B VIEs include three other VIEs related to XPLR's ownership interests in Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC (Emerald Breeze). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $6,769 million and $7,217 million of assets and $408 million and $419 million of liabilities are also included in the above disclosure of the VIEs related to differential membership interests at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, XPLR OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings), which has interests in a battery storage facility with storage capacity of 230 MW in which XPLR has an indirect 67% controlling ownership interest, and Silver State South Solar, LLC (Silver State), which has interests in a solar generation facility in which XPLR has an indirect 50% controlling ownership interest, which are VIEs. The assets, primarily property, plant and equipment – net and intangible assets – PPAs – net, and the liabilities, primarily asset retirement obligations and noncurrent other liabilities, of the VIEs totaled approximately $993 million and $29 million, respectively, at March 31, 2026 and $1,006 million and $28 million, respectively, at December 31, 2025. Sunlight Renewables Holdings contains entities which

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
have sold differential membership interests and approximately $325 million and $329 million of assets and $9 million and $8 million of liabilities at March 31, 2026 and December 31, 2025, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

At March 31, 2026 and December 31, 2025, XPLR OpCo's noncontrolling interest in Rosmar Holdings, LLC (Rosmar), which is accounted for under the equity method, is considered a VIE. XPLR's investment in Rosmar totaled approximately $77 million and $82 million at March 31, 2026 and December 31, 2025, respectively.

7. Debt

Long-term debt issuances and borrowings by subsidiaries of XPLR during the three months ended March 31, 2026 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
March 2026	Senior secured limited-recourse debt	Variable(a)	$291	(b)	2030
————————————
(a)Variable rate is based on an underlying index plus a margin. Interest rate contracts, primarily swaps, have been entered into for the debt borrowings.
(b)At March 31, 2026, approximately $259 million was available under one term loan facility, subject to specified conditions. In April 2026, indirect subsidiaries of XPLR borrowed approximately $232 million under the term loan facility. As of May 7, 2026, approximately $27 million was available under the facility, subject to specified conditions.

XPLR OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At March 31, 2026, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

8. Equity

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including the dilutive effect of convertible notes. During periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

The reconciliation of XPLR's basic and diluted earnings per unit is as follows:

	Three Months Ended March 31,
	2026	2025
	(millions, except per unit amounts)
Numerator — net income (loss) attributable to XPLR:
From continuing operations	$33	$(88)
From discontinued operations	—	(10)
Net income (loss) attributable to XPLR	$33	$(98)

Denominator:
Weighted-average number of common units outstanding – basic	94.1	93.7
Effect of dilutive convertible notes(a)	—	—
Weighted-average number of common units outstanding – assuming dilution	94.1	93.7

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$0.35	$(0.94)
From discontinued operations	—	(0.11)
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$0.35	$(1.05)
————————————
(a)During all periods the outstanding convertible notes were antidilutive and as such were not included in the calculation of diluted earnings per unit.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
ATM Program – XPLR's at-the-market equity issuance program (ATM program) expired in late March 2026. In order to renew the ATM program, in March 2026, XPLR filed a registration statement with the SEC, which became effective in April 2026, for up to $300 million of common units which may be sold under a renewed ATM program, depending on market conditions and other considerations, to support XPLR's liquidity and capital needs.

Accumulated Other Comprehensive Loss – For each of the three months ended March 31, 2026 and 2025, XPLR recognized less than $1 million of other comprehensive income related to an equity method investee. At March 31, 2026 and 2025, XPLR's accumulated other comprehensive loss totaled approximately $11 million and $13 million, respectively, of which $6 million and $7 million, respectively, was attributable to a noncontrolling interest and $5 million and $6 million, respectively, was attributable to XPLR.

9. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus reimbursable costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER. Costs incurred in connection with development and construction coordination provided by NEER primarily in connection with wind repowering of approximately $38 million and $322 million during the three months ended March 31, 2026 and 2025, respectively, were capitalized. Remaining costs under these agreements are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss).

Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to XPLR, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). XPLR OpCo also made certain payments to NEE based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by XPLR OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. XPLR’s O&M expenses for the three months ended March 31, 2026 and 2025 include approximately $1 million and $1 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – XPLR OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy XPLR’s subsidiaries’ contractual obligations. XPLR OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. XPLR’s O&M expenses for the three months ended March 31, 2026 and 2025 include approximately $2 million and $2 million, respectively, related to the CSCS agreement and in 2025 also includes $(11) million related to true-up of amounts previously charged.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from XPLR OpCo under the CSCS agreement or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. At March 31, 2026 and December 31, 2025, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $6 million and $11 million, respectively, and are included in due from related parties on XPLR's condensed consolidated balance sheets.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. At March 31, 2026, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.7 billion related to these obligations. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of XPLR acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At March 31, 2026 and December 31, 2025, the note payable was approximately $90 million and $90 million, respectively, and is included in long-term debt on XPLR's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

Due to Related Parties – At March 31, 2026 and December 31, 2025, the majority of current and noncurrent amounts due to related parties on XPLR's condensed consolidated balance sheets represent amounts owed by certain of XPLR's wind projects to NEER for costs incurred in connection with repowering of certain wind projects. At March 31, 2026, approximately $443 million of the current amounts related to repowering of certain wind projects will be paid to NEER under payment terms that are on average approximately 165 days. At each of March 31, 2026 and December 31, 2025, approximately $51 million of noncurrent amounts related to repowering of certain wind projects have payment terms with NEER consistent with the terms of NEER's related payables.

Remaining noncurrent amounts due to related parties on XPLR's condensed consolidated balance sheets represent amounts owed by certain of XPLR's wind projects to NEER to refund NEER for certain transmission costs paid on behalf of the wind projects. Amounts will be paid to NEER as the wind projects receive payments from third parties for related notes receivable recorded in noncurrent other assets on XPLR's condensed consolidated balance sheets.

10. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. XPLR primarily holds such investments in money market funds. Certain cash and cash equivalents are held at the project level for, among other things, debt service and other operational needs. At March 31, 2026 and December 31, 2025, approximately $332 million and $334 million, respectively, relates to cash and cash equivalents held at the project level.

Restricted Cash – At March 31, 2026 and December 31, 2025, XPLR had approximately $58 million and $62 million, respectively, of restricted cash included in current other assets on XPLR's condensed consolidated balance sheets. Restricted cash at March 31, 2026 and December 31, 2025 is primarily related to an operating cash reserve. Restricted cash reported as current assets is recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	March 31, 2026	December 31, 2025
	(millions)
Property, plant and equipment, gross	$18,936	$18,878
Accumulated depreciation	(3,645)	(3,512)
Property, plant and equipment – net	$15,291	$15,366

Income Taxes – Clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the three months ended March 31, 2026 and 2025 of approximately $8 million and $4 million, respectively, are reported in cash received for income taxes – net within the supplemental disclosures of cash flow information on XPLR's condensed consolidated statements of cash flows.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Noncontrolling Interests – At March 31, 2026, noncontrolling interests on XPLR's condensed consolidated balance sheets primarily reflect the Class B noncontrolling membership interests (the Class B noncontrolling membership interests in Genesis Holdings, XPLR Renewables III and XPLR Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.2% noncontrolling ownership interest in XPLR OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling ownership interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling ownership interest in Emerald Breeze and a third-party's 50% noncontrolling ownership interest in Star Moon Holdings. The impact of the net income or loss attributable to the differential membership interests and the Class B noncontrolling membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income or loss attributable to XPLR based on the respective ownership percentage of XPLR OpCo.

Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests(b)	Total Noncontrolling Interests
Three Months Ended March 31, 2026	(millions)
Balances, December 31, 2025	$3,384	$2,835	$502	$988	$7,709
Net income (loss) attributable to noncontrolling interests	53	(157)	2	21	(81)
Related party contributions	—	—	9	—	9
Distributions, primarily to related parties	—	—	(11)	(14)	(25)
Differential membership investment contributions, net of distributions	—	60	—	—	60
Buyout of differential membership interest investors	—	(99)	(21)	—	(120)
Payments to Class B noncontrolling interest investors	(20)	—	—	—	(20)
Other – net	—	1	(2)	(1)	(2)
Balances, March 31, 2026	$3,417	$2,640	$479	$994	$7,530
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.
(b)Reflects a third-party's noncontrolling ownership interest in Star Moon Holdings.

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests(b)	Total Noncontrolling Interests
Three Months Ended March 31, 2025	(millions)
Balances, December 31, 2024	$4,376	$3,457	$549	$1,269	$9,651
Net income (loss) attributable to noncontrolling interests	74	(193)	(132)	21	(230)
Related party contributions	—	—	5	—	5
Distributions, primarily to related parties	—	—	(6)	(15)	(21)
Differential membership investment contributions, net of distributions	—	73	—	—	73
Buyout of differential membership interest investors	—	(20)	—	—	(20)
Payments to Class B noncontrolling interest investors	(21)	—	—	—	(21)
Balances, March 31, 2025	$4,429	$3,317	$416	$1,275	$9,437
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.
(b)Reflects a third-party's noncontrolling ownership interest in Star Moon Holdings.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment Information – XPLR’s single reportable segment, through its ownership interest in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets and, in 2025, had an investment in natural gas pipeline assets (see Note 1). XPLR’s reportable segment derives revenues primarily from various non-affiliated parties under long-term PPAs. See Note 2 for information regarding XPLR's operating revenues.

XPLR's significant segment expenses include operations and maintenance, depreciation and amortization, interest expense and income tax benefit which are reflected in XPLR's condensed consolidated statements of income (loss). XPLR's other segment items include goodwill impairment charge, taxes other than income taxes and other – net, equity in earnings of equity method investees, other – net and loss from discontinued operations, which are reflected in XPLR's condensed consolidated statements of income (loss).

XPLR's additional segment information is as follows:

	Three Months Ended March 31,
	2026	2025
	(millions)
Capital expenditures and other investments	$25	$89

	March 31, 2026	December 31, 2025
	(millions)
Property, plant and equipment – net	$15,291	$15,366
Total assets	$19,513	$19,595
Investments in equity method investees	$615	$625

Sale and Co-Investment Agreement – In February 2026, XPLR OpCo entered into a sale and co-investment agreement (Agreement) with a subsidiary of NEER and in March 2026, XPLR OpCo delivered investment option exercise notices (Notices) to the NEER subsidiary electing to exercise the co-investment options under the Agreement. The Notices state that XPLR OpCo will invest for an ultimate 49% equity interest in each of four joint ventures which will each develop, construct and operate a separate battery storage project. The NEER subsidiary will ultimately own 51% of each joint venture, will be the managing member of each joint venture and will provide development and construction services to each joint venture and receive an associated fee in accordance with the Agreement. XPLR OpCo’s total commitment is estimated to be approximately $315 million. See Note 11.

Under the Agreement, XPLR has agreed to sell certain of its existing interconnection assets and rights at the four operating sites to the four joint ventures. XPLR has also agreed to sell interconnection assets and rights at a fifth location directly to a subsidiary of NEER. Total cash consideration for these sales is approximately $44 million.

Under the Agreement, XPLR intends to identify up to 500 MW of additional interconnection assets and rights to potentially sell to a subsidiary of NEER, but will not have the option to co-invest in battery storage projects at these locations. XPLR expects to use some or all of the proceeds from any such sales to fund a portion of its co-investments in the four joint ventures. The Agreement contains customary representations, warranties and covenants by the parties, including certain indemnification terms and mutual remedies.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
11. Commitments and Contingencies

Commitments – At March 31, 2026, XPLR OpCo had funding commitments related to four to-be-built battery storage projects. At March 31, 2026, XPLR OpCo's funding commitments are estimated to be approximately $56 million and $259 million in 2026 and 2027, respectively. The estimated commitments are subject to continuing review and adjustment and the actual amounts invested may vary from these estimates.

Legal Proceedings – XPLR, NEE, certain former executives of XPLR and certain current and former directors of XPLR are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California (Southern District of California) in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions and arrangements relating to Class B noncontrolling members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. In January 2026, the plaintiff filed an amended complaint expanding the putative class period to include all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities beginning on May 8, 2023. In March 2026, the defendants filed a motion to dismiss the complaint, and in May 2026, the plaintiff filed its opposition to this motion to dismiss. The defendants are vigorously defending against the claims in this proceeding.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects and had an investment in natural gas pipeline assets, which was sold in September 2025 and has been presented as discontinued operations (see Note 1). XPLR consolidates the results of XPLR OpCo and its subsidiaries through its controlling interest in the general partner of XPLR OpCo. At March 31, 2026, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. XPLR's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2025 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

A number of legislative, executive and administrative activities occurred in 2025 and 2026 that affect XPLR including 1) the enactment of the One Big Beautiful Bill Act (OBBBA) which, among other things, modified tax legislation affecting clean energy tax credits, 2) the issuance of a number of federal executive orders and presidential actions, 3) the imposition of tariffs on a variety of imports and 4) the issuance of guidance by various federal agencies. A number of similar activities remain pending or are in various phases of implementation, such as certain Treasury Department rulemaking authorized by the OBBBA, trade investigations that may lead to additional tariffs or place limitations on imports of certain materials and ordered reviews of, or process or policy changes with respect to, federal permitting and approvals for wind and solar projects. There has been no material impact on XPLR's operations or financial performance as a result of these developments and XPLR believes that the previously announced wind repowering program will qualify for clean energy tax credits if placed into service as planned. XPLR will assess any further developments for potential impacts in future periods.

Results of Operations

	Three Months Ended March 31,
	2026	2025
	(millions)
OPERATING REVENUES	$275	$282
OPERATING EXPENSES
Operations and maintenance	134	110
Depreciation and amortization	140	136
Goodwill impairment charge	—	253
Taxes other than income taxes and other – net	18	16
Total operating expenses – net	292	515
OPERATING LOSS	(17)	(233)
OTHER INCOME (DEDUCTIONS)
Interest expense	(102)	(135)
Equity in earnings of equity method investees	12	16
Other – net	8	3
Total other deductions – net	(82)	(116)
LOSS BEFORE INCOME TAXES	(99)	(349)
INCOME TAX BENEFIT	(51)	(42)
LOSS FROM CONTINUING OPERATIONS	(48)	(307)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $3	—	(21)
NET LOSS	(48)	(328)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	81	230
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$33	$(98)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Operating Expenses

Operations and Maintenance
O&M expenses increased $24 million during the three months ended March 31, 2026 primarily reflecting higher net operating expenses at the existing XPLR projects of approximately $13 million, which primarily reflects $17 million relating to higher outside services and rent expense associated with major component repairs, partly offset by $7 million of lower materials and supplies costs. The increase in O&M expenses also reflects the absence of a true-up of CSCS fees which occurred in 2025 of approximately $11 million.

Goodwill Impairment Charge
The $253 million goodwill impairment charge recognized during the three months ended March 31, 2025 reflects the non-cash goodwill impairment charge recognized in March 2025. See Note 4 – Nonrecurring Fair Value Measurements.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of $33 million during the three months ended March 31, 2026 primarily reflects approximately $89 million of favorable mark-to-market activity ($9 million of gains recorded in 2026 compared to $80 million of losses in 2025), partly offset by $56 million of higher interest expense due to higher average debt outstanding with higher interest rates.

Income Taxes

For the three months ended March 31, 2026, XPLR recorded income tax benefit of $51 million on loss from continuing operations before income taxes of $99 million, resulting in an effective tax rate of approximately 52%. The tax benefit is primarily comprised of income tax benefits of approximately $50 million attributable to clean energy tax credits and $21 million at the federal statutory rate of 21%, partly offset by tax expense of $18 million related to taxes attributable to noncontrolling interests. See Note 5.

For the three months ended March 31, 2025, XPLR recorded income tax benefit of $42 million on loss from continuing operations before income taxes of $349 million, resulting in an effective tax rate of approximately 12%. The tax benefit is primarily comprised of income tax benefits of approximately $73 million at the federal statutory rate of 21%, $8 million of state income taxes and $5 million attributable to clean energy tax credits, partly offset by tax expense of $44 million related to taxes attributable to noncontrolling interests. See Note 5.

Loss from Discontinued Operations

Loss from discontinued operations reflects the results of the Meade pipeline investment and interest on related project-level indebtedness prior to the sale in September 2025. See Note 1.

Net Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2026, the change in net loss attributable to noncontrolling interests primarily reflects the change in the net income or loss attributable to NEE Equity's noncontrolling interest of approximately $134 million ($2 million of net income in 2026 compared to $132 million of net loss in 2025) and lower net loss allocated to differential membership interest investors of $36 million ($157 million in 2026 compared to $193 million in 2025), partly offset by lower net income attributable to Class B noncontrolling membership interests of $21 million, primarily due to the buyout of the Class B noncontrolling membership interests in XPLR Renewables II in April 2025 and XPLR Pipelines in September 2025. See Note 10 – Noncontrolling Interests.

Liquidity and Capital Resources

XPLR’s ongoing operations use cash to fund O&M expenses, including related party fees discussed in Note 9, maintenance capital expenditures, debt service payments and related derivative obligations (see Note 7 and Note 3) and distributions to the holders of noncontrolling interests. XPLR expects to satisfy these requirements primarily with cash on hand and cash generated from operations. In addition, XPLR expects to consider additional repowering opportunities at its existing projects and other investment opportunities, and to exercise buyout rights relating to Class B noncontrolling members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are parties (see Note 10 – Noncontrolling Interests). The investment, development and buyout opportunities are expected to be funded with borrowings under credit facilities or term loans, issuances of indebtedness or capital raised pursuant to other financing structures, cash on hand and cash generated from operations and sales of clean energy tax credits (see Note 10 – Income Taxes), and may be funded with divestitures or issuances of additional XPLR common units, including under its ATM program (see Note 8 – ATM Program). XPLR may also utilize non-voting common units (convertible into common units) to fund the payment of specified portions of the purchase price payable in connection with the exercise of certain buyout rights (see Note 10 – Noncontrolling Interests). In addition, XPLR expects to fund debt maturities through refinancing. XPLR may, but does not expect to, issue common units to satisfy XPLR's conversion obligation in excess of the aggregate principal amount of the convertible notes upon conversion.

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

Liquidity Position

At March 31, 2026, XPLR's liquidity position was approximately $2,199 million. The table below provides the components of XPLR’s liquidity position:

	March 31, 2026	Maturity Date
	(millions)
Cash and cash equivalents	$943
Amounts due under the CSCS agreement	6
Revolving credit facility(a)	1,250	2031
Total	$2,199
____________________
(a)    Excludes the term loan facility discussed below due to restrictions on the use of the borrowings. See Note 7.

Management believes that XPLR's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures and liquidity commitments. Management continues to regularly monitor XPLR's financing needs consistent with prudent balance sheet management.

Financing Arrangements

XPLR OpCo and its direct subsidiary are parties to the $1,250 million revolving credit facility which matures in February 2031. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility, as well as to avoid default and related acceleration provisions, XPLR OpCo and its direct subsidiary are required to, among other things, be in compliance with financial covenants of a maximum leverage ratio and a minimum interest coverage ratio, as defined in the XPLR OpCo credit facility. At March 31, 2026, XPLR and its direct subsidiary were in compliance with these required ratios. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. See Note 7.

During the three months ended March 31, 2026, indirect subsidiaries of XPLR borrowed approximately $291 million under one limited-recourse senior secured variable rate term loan facility and at March 31, 2026, $259 million was available under the facility, subject to specified conditions. In April 2026, indirect subsidiaries of XPLR borrowed approximately $232 million under the term loan facility. As of May 7, 2026, approximately $27 million was available under the facility, subject to specified conditions. See Note 7.

XPLR OpCo and certain indirect subsidiaries are also subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of XPLR's financings provide for interest payable at a fixed interest rate. However, certain of XPLR's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. At March 31, 2026, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

Equity Arrangements

XPLR's ATM program expired in late March 2026. In order to renew the ATM program, in March 2026, XPLR filed a registration statement with the SEC, which became effective in April 2026, for up to $300 million of common units which may be sold under a renewed ATM program, depending on market conditions and other considerations, to support XPLR's liquidity and capital needs.

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including development and construction expenditures that are expected to increase XPLR OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the three months ended March 31, 2026 and 2025, XPLR had capital expenditures of approximately $25 million and $89 million, respectively, primarily relating to repowering of wind facilities. XPLR expects to have capital expenditures totaling approximately $315 million related to investments in four joint ventures which will each develop, construct and operate a separate battery storage project which are expected to be completed in 2027 (see Note 11 – Commitments). These estimates are subject to continuing review and adjustments and actual capital expenditures may vary significantly from these estimates.

Cash Flows

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
	2026	2025	Change
	(millions)
Net cash provided by (used in) operating activities	$(5)	$90	$(95)
Net cash used in investing activities	$(19)	$(49)	$30
Net cash provided by financing activities	$2	$1,217	$(1,215)

Net Cash Provided by (Used in) Operating Activities

The change in net cash provided by (used in) operating activities was primarily driven by higher O&M and interest expenses and the timing of transactions impacting working capital.

Net Cash Used in Investing Activities

	Three Months Ended March 31,
	2026	2025
	(millions)
Capital expenditures and other investments	$(25)	$(89)
Payments from related parties under CSCS agreement – net	6	34
Other – net	—	6
Net cash used in investing activities	$(19)	$(49)

The decrease in net cash used in investing activities was primarily driven by lower capital expenditures and other investments, partly offset by lower payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement.

Net Cash Provided by Financing Activities

	Three Months Ended March 31,
	2026	2025
	(millions)
Proceeds from issuance of common units – net	$3	$3
Issuances of long-term debt – net	125	1,218
Debt issuance costs	(6)	(19)
Partner distributions – net	(16)	(16)
Proceeds related to differential membership interests – net	60	73
Buyout of differential membership investors	(141)	(20)
Payments to Class B noncontrolling interest investors	(20)	(21)
Other – net	(3)	(1)
Net cash provided by financing activities	$2	$1,217

The decrease in net cash provided by financing activities primarily reflects lower issuances of long-term debt, net of retirements and buyout of differential membership investors in 2026.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that XPLR believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the critical accounting estimates may result in materially different amounts being reported under different conditions or using different assumptions. XPLR’s significant accounting policies, including those requiring critical accounting estimates, were reported in the 2025 Form 10-K. There have been no material changes regarding these significant accounting policies, including critical accounting estimates.

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

XPLR has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At March 31, 2026, approximately 98% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At March 31, 2026, the estimated fair value of XPLR's long-term debt was approximately $6.5 billion and the carrying value of the long-term debt was $6.3 billion. See Note 4 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of XPLR's long-term debt would increase by approximately $115 million at March 31, 2026.

At March 31, 2026, XPLR had interest rate contracts with a net notional amount of approximately $2.2 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, XPLR’s net derivative assets at March 31, 2026 would decrease by approximately $40 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, XPLR had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of XPLR's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of XPLR concluded that XPLR's disclosure controls and procedures were effective as of March 31, 2026.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the 2025 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2025 Form 10-K, as well as other information set forth in this report, which could materially adversely affect XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan, should be carefully considered. The risks described in the 2025 Form 10-K are not the only risks facing XPLR. Additional risks and uncertainties not currently known to XPLR, or that are currently deemed to be immaterial, also may materially adversely affect XPLR's business, financial condition, results of operations, liquidity and ability to execute its business plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by XPLR of its common units during the three months ended March 31, 2026 is as follows:

Period	Total Number of Units Purchased(a)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of a Publicly Announced Program	Maximum Number of Units that May Yet be Purchased Under the Program
1/1/26 – 1/31/26	—	—	—	—
2/1/26 – 2/28/26	58,186	$10.18	—	—
3/1/26 – 3/31/26	—	—	—	—
Total	58,186	$10.18	—
____________________
(a)    In February 2026, shares of common units were withheld from recipients to pay certain withholding taxes upon the vesting of stock awards granted to such recipients under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan or the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan.

Item 5. Other Information

(a)    (i)    XPLR held its 2026 Annual Meeting of Unitholders (2026 Annual Meeting) on May 6, 2026. At the 2026 Annual Meeting, XPLR's unitholders elected all of XPLR’s nominees for director and approved three proposals. The proposals are described in detail in XPLR's definitive proxy statement on Schedule 14A for the 2026 Annual Meeting (Proxy Statement), filed with the SEC on March 26, 2026. The voting results below reflect any applicable voting limitations and cutbacks as described in the Proxy Statement.

The final voting results with respect to each proposal voted upon at the 2026 Annual Meeting are set forth below.

Proposal 1

XPLR's unitholders elected each of the four nominees to the board of directors of XPLR until the next annual meeting of unitholders by a majority of the votes cast, as set forth below:

	FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
Susan D. Austin	37,855,831	81.7%	8,462,231	5,424,339	21,851,766
Robert J. Byrne	39,497,609	85.3%	6,824,068	5,420,724	21,851,766
John W. Ketchum	27,496,189	59.4%	18,824,127	5,422,085	21,851,766
Peter H. Kind	37,829,750	81.8%	8,431,717	5,480,934	21,851,766
Without giving effect to the voting limitation and cutbacks that apply to the election of directors as described in the Proxy Statement, the percent of the votes cast FOR Ms. Austin would have been 94.6%, FOR Mr. Byrne would have been 95.6%, FOR Mr. Ketchum would have been 88.0% and FOR Mr. Kind would have been 94.6%.

Proposal 2

XPLR's unitholders ratified the appointment of Deloitte & Touche LLP as XPLR's independent registered public accounting firm for 2026, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
163,123,425	99.3%	1,080,524	238,224	—

Proposal 3

XPLR's unitholders approved, by non-binding advisory vote, XPLR's compensation of its named executive officers as disclosed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
130,191,230	92.3%	10,816,686	1,582,491	21,851,766

Proposal 4

XPLR's unitholders approved the XPLR Infrastructure, LP Amended and Restated 2024 Long Term Incentive Plan (Amended and Restated 2024 LTIP) as discussed in the Proxy Statement, as set forth below:

FOR	% VOTES CAST FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
128,181,561	90.9%	12,841,281	1,567,565	21,851,766

(ii)    As noted above, at the 2026 Annual Meeting held on May 6, 2026, XPLR’s unitholders approved the Amended and Restated 2024 LTIP, under which XPLR may make compensatory equity-based awards to directors, officers and employees of XPLR and to employees of XPLR’s affiliates (and other independent service providers). The modifications to XPLR’s initial 2024 Long Term Incentive Plan effected by the Amended and Restated 2024 LTIP: (i) increase from 1,100,000 common units to 2,000,000 common units the total number of common units available for grant under the Amended and Restated 2024 LTIP, subject to adjustment as provided for in the plan; (ii) provide for a minimum vesting period of one year for awards, subject to specified exceptions; and (iii) provide that no delegation of authority to grant awards shall be permitted to individuals who are either subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 or to the short-swing trading provisions of Section 16(b) of the Securities Exchange Act of 1934. The foregoing description is qualified by reference to the text of the Amended and Restated 2024 LTIP, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

(c)    During the three months ended March 31, 2026, no director or officer of XPLR adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1*
Fourth Letter Amendment Agreement to the Second Amended and Restated Revolving Credit Agreement by and between XPLR Infrastructure US Partners Holdings, LLC, XPLR Infrastructure Operating Partners, LP and the lenders parties thereto, dated as of February 6, 2026 (filed as Exhibit 10.1 to Form 8-K dated February 6, 2026, File No. 1-36518)

10.2*
XPLR Infrastructure, LP Compensation Summary for Independent Non-Employee Director of XPLR Infrastructure, LP, effective January 1, 2026 (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2025, File No. 1-36518)

10.3*
Interconnection Sales and Co-Investment Agreement, dated as of February 10, 2026, by and between NextEra Energy Resources Development, LLC and XPLR Infrastructure Operating Partners, LP (filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2025, File No. 1-36518)

10.4	XPLR Infrastructure, LP Amended and Restated 2024 Long Term Incentive Plan
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of XPLR Infrastructure, LP
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of XPLR Infrastructure, LP
32	Section 1350 Certification of XPLR Infrastructure, LP
101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema Document
101.PRE	XBRL Presentation Linkbase Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date:  May 7, 2026

XPLR INFRASTRUCTURE, LP
(Registrant)

WILLIAM J. GOUGH
William J. Gough Controller and Principal Accounting Officer (Principal Accounting Officer)