Form 10-Q
period 2026-09-30
XPLR Infrastructure, LP
filed 2026-11-03
CIK 1603145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Number of XPLR Infrastructure, LP common units outstanding at September 30, 2026: 94,272,795

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

Website Access to SEC Filings. XPLR makes its SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on XPLR's internet website, www.xplrinfrastructure.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on XPLR's website (or any of its subsidiaries' or affiliates' websites) are not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING REVENUES(a)	$332	$315	$971	$939
OPERATING EXPENSES
Operations and maintenance(b)	119	151	396	362
Depreciation and amortization	146	142	429	419
Goodwill impairment charge	—	—	—	253
Taxes other than income taxes and other – net	17	15	54	51
Total operating expenses – net	282	308	879	1,085
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	33	(2)	34	9
OPERATING INCOME (LOSS)	83	5	126	(137)
OTHER INCOME (DEDUCTIONS)
Interest expense	(22)	(94)	(216)	(344)
Equity in earnings of equity method investees	34	66	72	114
Other – net	4	5	20	13
Total other income (deductions) – net	16	(23)	(124)	(217)
INCOME (LOSS) BEFORE INCOME TAXES	99	(18)	2	(354)
INCOME TAX EXPENSE (BENEFIT)	6	43	(56)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS	93	(61)	58	(318)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $2 and $8, respectively	—	(3)	—	(37)
NET INCOME (LOSS)(c)	93	(64)	58	(355)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(42)	27	64	299
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$51	$(37)	$122	$(56)

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$0.54	$(0.37)	$1.29	$(0.37)
From discontinued operations	—	(0.03)	—	(0.23)
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$0.54	$(0.40)	$1.29	$(0.60)
____________________
(a)    Includes related party revenues of approximately $7 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, and $33 million and $29 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)    Total O&M expenses presented include related party amounts of approximately $(3) million and $46 million for the three months ended September 30, 2026 and 2025, respectively, and $51 million and $87 million for the nine months ended September 30, 2026 and 2025, respectively.
(c)    For each of the three and nine months ended September 30, 2026 and 2025, XPLR recognized less than $1 million and approximately $1 million, respectively, of other comprehensive income related to an equity method investee, which was primarily attributable to a noncontrolling interest.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$505	$960
Accounts receivable	122	102
Other receivables	66	93
Due from related parties	48	43
Inventory	114	103
Other	135	121
Total current assets	990	1,422
Other assets:
Property, plant and equipment – net	15,090	15,366
Intangible assets – PPAs – net	1,523	1,648
Investments in equity method investees	661	625
Other	582	534
Total other assets	17,856	18,173
TOTAL ASSETS	$18,846	$19,595
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55	$58
Due to related parties	178	498
Current portion of long-term debt	671	762
Accrued interest	67	103
Accrued property taxes	39	29
Other	116	118
Total current liabilities	1,126	1,568
Other liabilities and deferred credits:
Long-term debt	5,426	5,440
Asset retirement obligations	382	373
Due to related parties	80	93
Intangible liabilities – PPAs – net	969	1,034
Other	184	188
Total other liabilities and deferred credits	7,041	7,128
TOTAL LIABILITIES	8,167	8,696
COMMITMENTS AND CONTINGENCIES
EQUITY
Common units (94.3 and 94.0 units issued and outstanding, respectively)	3,286	3,195
Accumulated other comprehensive loss	(5)	(5)
Noncontrolling interests	7,398	7,709
TOTAL EQUITY	10,679	10,899
TOTAL LIABILITIES AND EQUITY	$18,846	$19,595

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58	$(355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	429	419
Intangible amortization – PPAs	61	61
Change in value of derivative contracts	(105)	214
Deferred income taxes	27	(41)
Equity in earnings of equity method investees, net of distributions received	(20)	16
Equity in earnings of non-economic ownership interests, net of distributions received	—	16
Gains on disposal of businesses/assets – net	(34)	(9)
Goodwill impairment charge	—	253
Other – net	20	21
Changes in operating assets and liabilities:
Current assets	(10)	(33)
Noncurrent assets	(11)	(5)
Current liabilities	(9)	(21)
Noncurrent liabilities	1	17
Net cash provided by operating activities	407	553
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and other investments	(510)	(684)
Proceeds from sale of equity method investments	—	1,139
Investments in equity method investees	(13)	—
Payments from related parties under CSCS agreement – net	7	114
Distributions from non-economic ownership interests	—	309
Other – net	49	19
Net cash provided by (used in) investing activities	(467)	897
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common units – net	3	4
Issuances of long-term debt, including premiums and discounts	602	2,166
Retirements of long-term debt	(714)	(1,585)
Debt issuance costs	(10)	(49)
Partner contributions	89	5
Partner distributions	(85)	(395)
Payments to Class B noncontrolling interest investors	(67)	(71)
Buyout of Class B noncontrolling interest investors	(149)	(1,150)
Proceeds from differential membership investors	261	178
Payments to differential membership investors	(142)	(28)
Buyout of differential membership investors	(181)	(75)
Other – net	(4)	(3)
Net cash used in financing activities	(397)	(1,003)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(457)	447
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	1,023	328
CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$566	$775
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$314	$125
Cash received for income taxes – net	$84	$3
Accrued property additions	$151	$310

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended September 30, 2026	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, June 30, 2026	94.3	$3,242	$(5)	$7,373	$10,610
Issuance of common units – net	—	1	—	—	1
Net income	—	51	—	42	93
Related party contributions	—	—	—	34	34
Distributions, primarily to related parties	—	—	—	(49)	(49)
Other differential membership investment activity	—	—	—	65	65
Buyout of differential membership investors	—	(6)	—	(33)	(39)
Payments to Class B noncontrolling interest investors	—	—	—	(34)	(34)
Other – net	—	(2)	—	—	(2)
Balances, September 30, 2026	94.3	$3,286	$(5)	$7,398	$10,679

	Common Units
Nine Months Ended September 30, 2026	Units	Amount		Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2025	94.0	$3,195		$(5)	$7,709	$10,899
Issuance of common units – net	0.3	2		—	—	2
Net income (loss)	—	122		—	(64)	58
Other comprehensive income	—	—		—	1	1
Related party contributions	—	—		—	89	89
Distributions, primarily to related parties	—	—		—	(85)	(85)
Other differential membership investment activity	—	—		—	119	119
Buyout of differential membership investors	—	(27)		—	(154)	(181)
Buyout of Class B noncontrolling interest investors	—	(10)	(a)	—	(149)	(159)
Payments to Class B noncontrolling interest investors	—	—		—	(67)	(67)
Other – net	—	4		—	(1)	3
Balances, September 30, 2026	94.3	$3,286		$(5)	$7,398	$10,679
____________________
(a)    Reflects deferred tax impact relating to the buyout.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

XPLR INFRASTRUCTURE, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)
(unaudited)

	Common Units
Three Months Ended September 30, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, June 30, 2025	94.0	$3,200	$(6)	$8,077	$11,271
Issuance of common units – net	—	1	—	—	1
Net loss	—	(37)	—	(27)	(64)
Other comprehensive income	—	—	1	—	1
Distributions, primarily to related parties	—	—	—	(44)	(44)
Other differential membership investment activity	—	—	—	92	92
Buyout of differential membership investors	—	(2)	—	(25)	(27)
Buyout of Class B noncontrolling interest investors	—	1	—	(220)	(219)
Payments to Class B noncontrolling interest investors	—	—	—	(33)	(33)
Other – net	—	(1)	—	—	(1)
Balances, September 30, 2025	94.0	$3,162	$(5)	$7,820	$10,977

	Common Units
Nine Months Ended September 30, 2025	Units	Amount	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balances, December 31, 2024	93.5	$3,221	$(6)	$9,651	$12,866
Issuance of common units – net	0.5	3	—	—	3
Net loss	—	(56)	—	(299)	(355)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	—	5	5
Distributions, primarily to related parties	—	—	—	(86)	(86)
Changes in non-economic ownership interests	—	—	—	(309)	(309)
Other differential membership investment activity	—	—	—	150	150
Buyout of differential membership investors	—	(5)	—	(70)	(75)
Buyout of Class B noncontrolling interest investors	—	1	—	(1,151)	(1,150)
Payments to Class B noncontrolling interest investors	—	—	—	(71)	(71)
Other – net	—	(2)	—	—	(2)
Balances, September 30, 2025	94.0	$3,162	$(5)	$7,820	$10,977

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

1. Discontinued Operations

In September 2025, indirect subsidiaries of XPLR completed the sale of their ownership interests in Meade Pipeline Co, LLC (Meade), which owned an investment in natural gas pipeline assets in Pennsylvania (Meade pipeline investment). XPLR's results of operations for the Meade pipeline investment are presented as loss from discontinued operations on its condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2025.

The table below presents the financial results of the Meade pipeline investment and interest on related project-level indebtedness included in loss from discontinued operations:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(millions)
OTHER INCOME (DEDUCTIONS)
Interest expense	$(16)	$(56)
Equity in earnings of equity method investees	11	11
Total other deductions – net	(5)	(45)
LOSS BEFORE INCOME TAXES	(5)	(45)
INCOME TAX BENEFIT	(2)	(8)
LOSS FROM DISCONTINUED OPERATIONS(a)	$(3)	$(37)
_____________________________
(a)    Includes net income (loss) attributable to noncontrolling interests of less than $1 million and approximately $(16) million for the three and nine months ended September 30, 2025, respectively, and includes income tax benefit attributable to noncontrolling interests of less than $1 million for both periods presented.

XPLR has elected not to separately disclose discontinued operations on its condensed consolidated statement of cash flows. The table below presents cash flows from discontinued operations for major captions on the condensed consolidated statement of cash flows related to the Meade pipeline investment:

Nine Months Ended September 30, 2025
(millions)
Change in value of derivative contracts	$30
Deferred income taxes	$(8)
Equity in earnings of equity method investees, net of distributions received	$69

2. Revenue

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. XPLR's operating revenues are generated primarily from various non-affiliated parties under PPAs. XPLR's operating revenues from contracts with customers are partly offset by the net amortization of intangible assets – PPAs and intangible liabilities – PPAs. Revenue is recognized as energy and any related renewable energy attributes are delivered, based on rates stipulated in the respective PPAs. XPLR believes that the obligation to deliver energy is satisfied over time as the customer simultaneously receives and consumes benefits provided by XPLR. In addition, XPLR believes that the obligation to deliver renewable energy attributes is satisfied at multiple points in time, with the control of the renewable energy attribute being transferred at the same time the related energy is delivered. XPLR’s operating revenues for the three and nine months ended September 30, 2026 are revenue from contracts with customers for energy sales of approximately $317 million and $928 million, respectively. XPLR's operating revenues for the three and nine months ended September 30, 2025 are revenue from contracts with customers for energy sales of approximately $299 million and $902 million, respectively. XPLR's accounts receivable are associated with revenues earned from contracts with customers. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of XPLR's receivables, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

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
Revenues yet to be earned under contracts with customers to deliver energy and any related energy attributes, which have maturity dates ranging from December 2026 to 2051, will vary based on the volume of energy delivered. At September 30, 2026, XPLR expects to record approximately $151 million of revenues related to the fixed price components of one PPA through 2039 as the energy is delivered.

3. Derivative Instruments and Hedging Activity

XPLR uses derivative instruments (primarily interest rate swaps) to manage the interest rate cash flow risk associated with outstanding and expected future debt issuances and borrowings and to manage the physical and financial risks inherent in the sale of electricity. XPLR records all derivative instruments that are required to be marked to market as either assets or liabilities on its condensed consolidated balance sheets and measures them at fair value each reporting period. XPLR does not utilize hedge accounting for its derivative instruments. All changes in the interest rate contract derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in XPLR's condensed consolidated statements of income (loss). At September 30, 2026 and December 31, 2025, the net notional amounts of the interest rate contracts were approximately $2.0 billion and $2.2 billion, respectively. All changes in commodity contract derivatives' fair value are recognized in operating revenues in XPLR's condensed consolidated statements of income (loss). At September 30, 2026 and December 31, 2025, XPLR had derivative commodity contracts for power with net notional volumes of approximately 1.4 million MWh and 3.1 million MWh, respectively. Cash flows from the interest rate and commodity contracts are reported in cash flows from operating activities in XPLR's condensed consolidated statements of cash flows.

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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present XPLR's gross derivative positions, based on the total fair value of each derivative instrument, at September 30, 2026 and December 31, 2025 as well as the location of the net derivative positions, based on the expected timing of future payments, on XPLR's condensed consolidated balance sheets.

	September 30, 2026
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$155	$—	$—	$155
Commodity contracts	$—	$—	$4	$—	4
Total derivative assets					$159
Liabilities:
Interest rate contracts	$—	$—	$—	$—	$—
Commodity contracts	$—	$—	$5	$—	5
Total derivative liabilities					$5

Net fair value by balance sheet line item:
Current other assets					$25
Noncurrent other assets					134
Total derivative assets					$159

Current other liabilities					$4
Noncurrent other liabilities					1
Total derivative liabilities					$5
____________________
(a)    Includes the effect of the contractual ability to settle contracts under master netting arrangements.

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
Interest rate contracts	$—	$62	$—	$—	$62
Commodity contracts	$—	$—	$3	$—	3
Total derivative assets					$65
Liabilities:
Interest rate contracts	$—	$10	$—	$—	$10
Commodity contracts	$—	$—	$10	$—	10
Total derivative liabilities					$20

Net fair value by balance sheet line item:
Current other assets					$22
Noncurrent other assets					43
Total derivative assets					$65

Current other liabilities					$17
Noncurrent other liabilities					3
Total derivative liabilities					$20
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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Financial Statement Impact of Derivative Instruments – Gains (losses) related to XPLR's derivatives are recorded in XPLR's condensed consolidated statements of income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(millions)
Interest rate contracts – interest expense	$88	$1	$118	$(102)
Interest rate contracts – loss from discontinued operations	$—	$(1)	$—	$(14)
Commodity contracts – operating revenues	$1	$2	$5	$2

Credit-Risk-Related Contingent Features – Certain of XPLR's derivative instruments contain credit-related cross-default and material adverse change triggers, none of which contain requirements to maintain certain credit ratings or financial ratios. At September 30, 2026, XPLR had no derivative instruments with credit-risk-related contingent features that were in a liability position. At December 31, 2025, the aggregate fair value of XPLR's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $10 million.

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

Recurring Non-Derivative Fair Value Measurements – XPLR’s fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(millions)
Assets:
Cash equivalents	$91	$—	$91	$623	$—	$623
Total assets	$91	$—	$91	$623	$—	$623

Financial Instruments Recorded at Other than Fair Value – The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Long-term debt, including current maturities(a)	$6,097	$6,179	$6,202	$6,312
____________________
(a)    At September 30, 2026 and December 31, 2025, approximately $6,166 million and $6,298 million, respectively, of the fair value is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). At December 31, 2025, approximately $494 million of the fair value relates to the 2022 convertible notes and is Level 2 (see Note 7).

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

A reconciliation of the income tax expense (benefit) and effective tax rate based on the statutory U.S. federal income tax rate is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(millions, except for percentages)
Income tax expense (benefit) at U.S. statutory rate of 21%	$21	21.0%	$(4)	21.0%	$—	21.0%	$(74)	21.0%
Increases (reductions) resulting from:
Taxes attributable to noncontrolling interests	—	—	57	(311.4)	10	503.8	77	(21.9)
State income taxes – net of federal income tax expense (benefit)	1	1.0	8	(44.7)	1	50.4	(7)	1.9
Clean energy tax credits	(15)	(14.9)	(20)	107.7	(70)	(3,526.3)	(34)	9.6
Valuation allowance	1	1.0	1	(7.6)	3	151.1	2	(0.5)
Other – net	(2)	(2.0)	1	(3.9)	—	—	—	0.1
Income tax expense (benefit) and effective tax rate from continuing operations	$6	6.1%	$43	(238.9)%	$(56)	(2,800.0)%	$(36)	10.2%

6. Variable Interest Entities

XPLR has identified XPLR OpCo, a limited partnership with a general partner and limited partners, as a VIE. XPLR has consolidated the results of XPLR OpCo and its subsidiaries because of its controlling interest in the general partner of XPLR OpCo. At September 30, 2026, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. The assets and liabilities of XPLR OpCo as well as the operations of XPLR OpCo represent substantially all of XPLR's assets and liabilities and its operations.

In addition, at September 30, 2026, XPLR OpCo consolidated 12 VIEs related to certain subsidiaries which have sold differential membership interests (see Note 10 – Noncontrolling Interests) in entities which own and operate 25 wind generation facilities as well as eight solar projects, including related battery storage facilities, and one stand-alone battery storage facility. These entities are considered VIEs because the holders of the differential membership interests do not have substantive rights over the significant activities of these entities. The assets, primarily property, plant and equipment – net, and liabilities, primarily accounts payable and accrued expenses and asset retirement obligations, of the VIEs, totaled approximately $8,055 million and $469 million, respectively, at September 30, 2026. At December 31, 2025, there were 15 VIEs and the assets and liabilities of those VIEs at such date totaled approximately $9,601 million and $504 million, respectively.

At September 30, 2026 and December 31, 2025, XPLR OpCo also consolidated three VIEs related to the sales of Class B noncontrolling membership interests in certain XPLR subsidiaries (see Note 10 – Noncontrolling Interests) which have ownership interests in and operate wind and solar facilities with a combined net generating capacity of approximately 4,427 MW and battery storage capacity of 120 MW (Class B VIEs). These entities are considered VIEs because the holders of the Class B noncontrolling membership interests do not have substantive rights over the significant activities of the entities. The assets, primarily property, plant and equipment – net and intangible assets – PPAs – net, and the liabilities, primarily accounts payable and accrued expenses, long-term debt, intangible liabilities – PPAs – net, noncurrent other liabilities and asset retirement obligations, of the VIEs totaled approximately $9,883 million and $1,446 million, respectively, at September 30, 2026 and $10,066 million and $1,464 million, respectively, at December 31, 2025. Certain of the Class B VIEs include three other VIEs related to XPLR OpCo's ownership interests in Pine Brooke Class A Holdings, LLC, Star Moon Holdings, LLC (Star Moon Holdings) and Emerald Breeze Holdings, LLC (Emerald Breeze). In addition, certain of the Class B VIEs contain entities which have sold differential membership interests and approximately $6,672 million and $7,217 million of assets and $424 million and $419 million of liabilities are also included in the above disclosure of the VIEs related to differential membership interests at September 30, 2026 and December 31, 2025, respectively.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
At September 30, 2026 and December 31, 2025, XPLR OpCo consolidated Sunlight Renewables Holdings, LLC (Sunlight Renewables Holdings), which has interests in a battery storage facility with storage capacity of 230 MW in which XPLR has an indirect 67% controlling ownership interest, and Silver State South Solar, LLC (Silver State), which has interests in a solar generation facility with generating capacity of 250 MW in which XPLR has an indirect 50% controlling ownership interest, which are VIEs. The assets, primarily property, plant and equipment – net and intangible assets – PPAs – net, and the liabilities, primarily asset retirement obligations and noncurrent other liabilities, of the VIEs totaled approximately $981 million and $31 million, respectively, at September 30, 2026 and $1,006 million and $28 million, respectively, at December 31, 2025. Sunlight Renewables Holdings contains entities which have sold differential membership interests and approximately $322 million and $329 million of assets and $9 million and $8 million of liabilities at September 30, 2026 and December 31, 2025, respectively, are also included in the disclosure of VIEs related to differential membership interests above.

At September 30, 2026 and December 31, 2025, XPLR OpCo has noncontrolling interests in entities accounted for under the equity method that are considered VIEs. XPLR's investment in these entities totaled approximately $89 million and $82 million at September 30, 2026 and December 31, 2025, respectively.

7. Debt

Long-term debt issuances and borrowings by subsidiaries of XPLR during the nine months ended September 30, 2026 were as follows:

Date Issued/Borrowed	Debt Issuances/Borrowings	Interest Rate	Principal Amount		Maturity Date
			(millions)
March 2026 – April 2026	Senior secured limited-recourse debt	Variable(a)(b)	$523		2030
July 2026 – September 2026	XPLR OpCo credit facility	Variable(a)	$76	(c)	2031
————————————
(a)Variable rate is based on an underlying index plus a margin.
(b)Interest rate contracts, primarily swaps, have been entered into for the debt borrowings.
(c)In October 2026, $48 million was drawn on the XPLR OpCo credit facility and $34 million was repaid.

In June 2026, XPLR repaid the $500 million principal amount of its 2022 convertible notes at maturity.

XPLR OpCo and its subsidiaries' secured long-term debt agreements are secured by liens on certain assets and contain provisions which, under certain conditions, could restrict the payment of distributions or related party fee payments. At September 30, 2026, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

8. Equity

Earnings Per Unit – Diluted earnings per unit is calculated based on the weighted-average number of common units and potential common units outstanding during the period, including, when outstanding, the dilutive effect of convertible notes (see Note 7). During periods with dilution, the dilutive effect of the outstanding convertible notes is calculated using the if-converted method.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of XPLR's basic and diluted earnings per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(millions, except per unit amounts)
Numerator – net income (loss) attributable to XPLR:
From continuing operations	$51	$(34)	$122	$(35)
From discontinued operations	—	(3)	—	(21)
Net income (loss) attributable to XPLR	$51	$(37)	$122	$(56)

Denominator:
Weighted-average number of common units outstanding – basic	94.3	94.0	94.2	93.9
Effect of dilutive convertible notes(a)	—	—	—	—
Weighted-average number of common units outstanding – assuming dilution	94.3	94.0	94.2	93.9

Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution:
From continuing operations	$0.54	$(0.37)	$1.29	$(0.37)
From discontinued operations	—	(0.03)	—	(0.23)
Earnings (loss) per common unit attributable to XPLR – basic and assuming dilution	$0.54	$(0.40)	$1.29	$(0.60)
————————————
(a)During all periods, any convertible notes outstanding were antidilutive and as such were not included in the calculation of diluted earnings per unit.

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

Accumulated Other Comprehensive Loss – For each of the three and nine months ended September 30, 2026 and 2025, XPLR recognized less than $1 million and approximately $1 million, respectively, of other comprehensive income related to an equity method investee. At September 30, 2026 and 2025, XPLR's accumulated other comprehensive loss totaled approximately $10 million and $11 million, respectively, of which $5 million and $6 million, respectively, was attributable to a noncontrolling interest and $5 million and $5 million, respectively, was attributable to XPLR.

9. Related Party Transactions

Each project entered into O&M agreements and ASAs with subsidiaries of NEER whereby the projects pay a certain annual fee plus reimbursable costs incurred in connection with certain O&M and administrative services performed under these agreements. These services are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss). Certain projects have also entered into various types of agreements including those related to shared facilities and transmission lines, transmission line easements, technical support and development and construction coordination with subsidiaries of NEER whereby certain fees or cost reimbursements are paid to, or received by, certain subsidiaries of NEER. Costs incurred in connection with development and construction coordination provided by NEER, primarily in connection with wind repowering of approximately $26 million and $77 million during the three and nine months ended September 30, 2026, respectively, and $296 million and $820 million during the three and nine months ended September 30, 2025, respectively, were capitalized. Remaining costs under these agreements are reflected as operations and maintenance in XPLR's condensed consolidated statements of income (loss).

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Management Services Agreement – Under the MSA, an indirect wholly owned subsidiary of NEE provides operational, management and administrative services to XPLR, including managing XPLR’s day-to-day affairs and providing individuals to act as XPLR’s executive officers and directors, in addition to those services that are provided under the existing O&M agreements and ASAs described above between NEER subsidiaries and XPLR subsidiaries. XPLR OpCo pays NEE an annual management fee equal to the greater of 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the most recently ended fiscal year and $4 million (as adjusted for inflation beginning in 2016), which is paid in quarterly installments with an additional payment each January to the extent 1% of the sum of XPLR OpCo’s net income plus interest expense, income tax expense and depreciation and amortization expense less certain non-cash, non-recurring items for the preceding fiscal year exceeds $4 million (as adjusted for inflation beginning in 2016). XPLR OpCo also made certain payments to NEE based on the achievement by XPLR OpCo of certain target quarterly distribution levels to its unitholders. In May 2023, the MSA was amended to suspend these payments to be paid by XPLR OpCo in respect to each calendar quarter beginning with the payment related to the period commencing on (and including) January 1, 2023 and expiring on (and including) December 31, 2026. XPLR’s O&M expenses for the three and nine months ended September 30, 2026 include approximately $3 million and $7 million, respectively, and for the three and nine months ended September 30, 2025 include $3 million and $7 million, respectively, related to the MSA.

Cash Sweep and Credit Support Agreement – XPLR OpCo is a party to the CSCS agreement with NEER under which NEER and certain of its affiliates provide credit support in the form of letters of credit and guarantees to satisfy XPLR’s subsidiaries’ contractual obligations. XPLR OpCo pays NEER an annual credit support fee based on the level and cost of the credit support provided, payable in quarterly installments. XPLR’s O&M expenses for the three and nine months ended September 30, 2026 include approximately $2 million and $7 million, respectively, and for the three and nine months ended September 30, 2025 include $2 million and $8 million, respectively, related to the CSCS agreement and in the nine months ended September 30, 2025 also includes $(11) million related to true-up of amounts previously charged.

NEER and certain of its affiliates may withdraw funds (Project Sweeps) from XPLR OpCo under the CSCS agreement or XPLR OpCo's subsidiaries in connection with certain long-term debt agreements, and hold those funds in accounts belonging to NEER or its affiliates to the extent the funds are not required to pay project costs or otherwise required to be maintained by XPLR's subsidiaries. NEER and its affiliates may keep the funds until the financing agreements permit distributions to be made, or, in the case of XPLR OpCo, until such funds are required to make distributions or to pay expenses or other operating costs or XPLR OpCo otherwise demands the return of such funds. If NEER or its affiliates fail to return withdrawn funds when required by XPLR OpCo's subsidiaries’ financing agreements, the lenders will be entitled to draw on any credit support provided by NEER or its affiliates in the amount of such withdrawn funds. If NEER or one of its affiliates realizes any earnings on the withdrawn funds prior to the return of such funds, it will be permitted to retain those earnings, and will not pay interest on the withdrawn funds except as otherwise agreed upon with XPLR OpCo. At September 30, 2026 and December 31, 2025, the cash sweep amounts held in accounts belonging to NEER or its affiliates were approximately $4 million and $11 million, respectively, and are included in due from related parties on XPLR's condensed consolidated balance sheets.

Guarantees and Letters of Credit Entered into by Related Parties – Certain PPAs include requirements of the project entities to meet certain performance obligations. NEECH or NEER has provided letters of credit or guarantees for certain of these performance obligations and payment of any obligations from the transactions contemplated by the PPAs. In addition, certain financing agreements require cash and cash equivalents to be reserved for various purposes. In accordance with the terms of these financing agreements, guarantees from NEECH have been substituted in place of these cash and cash equivalents reserve requirements. Also, under certain financing agreements, indemnifications have been provided by NEECH. In addition, certain interconnection agreements and site certificates require letters of credit or a surety bond to secure certain payment or restoration obligations related to those agreements. At September 30, 2026, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.7 billion related to these obligations. NEECH also guarantees the Project Sweep amounts held in accounts belonging to NEER, as described above.

Related Party Long-Term Debt – In connection with the December 2022 acquisition from NEER of Emerald Breeze, a subsidiary of XPLR acquired a note payable from a subsidiary of NEER relating to restricted cash reserve funds put in place for certain operational costs at the project based on a requirement of the differential membership investor. At September 30, 2026 and December 31, 2025, the note payable was approximately $90 million and $90 million, respectively, and is included in long-term debt on XPLR's condensed consolidated balance sheets. The note payable does not bear interest and does not have a maturity date.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Due to Related Parties – At September 30, 2026 and December 31, 2025, the majority of current and noncurrent amounts due to related parties on XPLR's condensed consolidated balance sheets represent amounts owed by certain of XPLR's wind projects to NEER for costs incurred in connection with repowering of wind projects. At September 30, 2026, approximately $40 million of the current amounts related to repowering of certain wind projects were due to be paid to NEER under payment terms that were on average approximately 165 days, and in October 2026, these amounts were paid to NEER. At September 30, 2026 and December 31, 2025, approximately $35 million and $23 million, respectively, of current amounts and $39 million and $51 million, respectively, of noncurrent amounts related to repowering of certain wind projects have payment terms with NEER consistent with the terms of NEER's related payables.

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

10. Summary of Significant Accounting and Reporting Policies

Cash and Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. XPLR primarily holds such investments in money market funds. Certain cash and cash equivalents are held at the project level for, among other things, debt service and other operational needs. At September 30, 2026 and December 31, 2025, approximately $410 million and $334 million, respectively, relates to cash and cash equivalents held at the project level.

Restricted Cash – At September 30, 2026 and December 31, 2025, XPLR had approximately $61 million and $62 million, respectively, of restricted cash included in current other assets on XPLR's condensed consolidated balance sheets. Restricted cash at September 30, 2026 and December 31, 2025 is primarily related to an operating cash reserve. Restricted cash reported as current assets is recorded as such based on the anticipated use of these funds.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	September 30, 2026	December 31, 2025
	(millions)
Property, plant and equipment, gross	$19,006	$18,878
Accumulated depreciation	(3,916)	(3,512)
Property, plant and equipment – net	$15,090	$15,366

Income Taxes – Clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the nine months ended September 30, 2026 and 2025 of approximately $84 million and $4 million, respectively, are reported in cash received for income taxes – net within the supplemental disclosures of cash flow information on XPLR's condensed consolidated statements of cash flows.

Noncontrolling Interests – At September 30, 2026, noncontrolling interests on XPLR's condensed consolidated balance sheets primarily reflect the Class B noncontrolling membership interests (the Class B noncontrolling membership interests in Genesis Holdings, XPLR Renewables III and XPLR Renewables IV owned by third parties), the differential membership interests, NEE Equity's approximately 51.2% noncontrolling ownership interest in XPLR OpCo, NEER's 50% noncontrolling ownership interest in Silver State, NEER's 33% noncontrolling ownership interest in Sunlight Renewables Holdings, NEER's 51% noncontrolling ownership interest in Emerald Breeze and a third-party's 50% noncontrolling ownership interest in Star Moon Holdings. The impact of the net income or loss attributable to the differential membership interests and the Class B noncontrolling membership interests are allocated to NEE Equity's noncontrolling ownership interest and the net income or loss attributable to XPLR based on the respective ownership percentage of XPLR OpCo.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Details of the activity in noncontrolling interests are below:

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests(b)	Total Noncontrolling Interests
Three Months Ended September 30, 2026	(millions)
Balances, June 30, 2026	$3,308	$2,478	$571	$1,016	$7,373
Net income (loss) attributable to noncontrolling interests	52	(119)	87	22	42
Related party contributions	—	—	34	—	34
Distributions, primarily to related parties	—	—	(31)	(18)	(49)
Differential membership investment contributions, net of distributions	—	65	—	—	65
Buyout of differential membership investors	—	(27)	(6)	—	(33)
Payments to Class B noncontrolling interest investors	(34)	—	—	—	(34)
Balances, September 30, 2026	$3,326	$2,397	$655	$1,020	$7,398

Nine Months Ended September 30, 2026
Balances, December 31, 2025	$3,384	$2,835	$502	$988	$7,709
Net income (loss) attributable to noncontrolling interests	159	(431)	142	66	(64)
Other comprehensive income	—	—	1	—	1
Related party contributions	—	—	89	—	89
Distributions, primarily to related parties	—	—	(51)	(34)	(85)
Differential membership investment contributions, net of distributions	—	119	—	—	119
Buyout of differential membership investors	—	(126)	(28)	—	(154)
Payments to Class B noncontrolling interest investors	(67)	—	—	—	(67)
Buyout of Class B noncontrolling interest investors	(149)	—	—	—	(149)
Other – net	(1)	—	—	—	(1)
Balances, September 30, 2026	$3,326	$2,397	$655	$1,020	$7,398
————————————
(a)Primarily reflects NEE Equity's noncontrolling interest in XPLR OpCo and NEER's noncontrolling interests in Silver State, Sunlight Renewables Holdings and Emerald Breeze.
(b)Reflects a third-party's noncontrolling ownership interest in Star Moon Holdings.

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Class B Noncontrolling Membership Interests	Differential Membership Interests	NEE's Indirect Noncontrolling Ownership Interests(a)	Other Noncontrolling Ownership Interests	Total Noncontrolling Interests
Three Months Ended September 30, 2025	(millions)
Balances, June 30, 2025	$3,541	$3,086	$470	$980	$8,077
Net income (loss) attributable to noncontrolling interests	58	(136)	35	16	(27)
Distributions, primarily to related parties	—	—	(30)	(14)	(44)
Differential membership investment contributions, net of distributions	—	92	—	—	92
Buyout of differential membership investors	—	(24)	(1)	—	(25)
Payments to Class B noncontrolling interest investors	(33)	—	—	—	(33)
Buyout of Class B noncontrolling interest investors	(221)	—	1	—	(220)
Balances, September 30, 2025	$3,345	$3,018	$475	$982	$7,820

Nine Months Ended September 30, 2025
Balances, December 31, 2024	$4,376	$3,457	$549	$1,269	$9,651
Net income (loss) attributable to noncontrolling interests	193	(524)	(31)	63	(299)
Related party contributions	—	—	5	—	5
Distributions, primarily to related parties	—	—	(43)	(43)	(86)
Changes in non-economic ownership interests	—	—	—	(309)	(309)
Differential membership investment contributions, net of distributions	—	150	—	—	150
Buyout of differential membership investors	—	(65)	(5)	—	(70)
Payments to Class B noncontrolling interest investors	(71)	—	—	—	(71)
Buyout of Class B noncontrolling interest investors	(1,152)	—	1	—	(1,151)
Other – net	(1)	—	(1)	2	—
Balances, September 30, 2025	$3,345	$3,018	$475	$982	$7,820
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

XPLR's significant segment expenses include operations and maintenance, depreciation and amortization, interest expense and income tax expense (benefit) which are reflected in XPLR's condensed consolidated statements of income (loss). XPLR's other segment items include goodwill impairment charge, taxes other than income taxes and other – net, equity in earnings of equity method investees, other – net, gains (losses) on disposal of businesses/assets – net and loss from discontinued operations, which are reflected in XPLR's condensed consolidated statements of income (loss).

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
XPLR's additional segment information is as follows:

	Nine Months Ended September 30,
	2026	2025
	(millions)
Capital expenditures and other investments	$510	$684

	September 30, 2026	December 31, 2025
	(millions)
Property, plant and equipment – net	$15,090	$15,366
Total assets	$18,846	$19,595
Investments in equity method investees	$661	$625

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

In July 2026, subsidiaries of XPLR OpCo and subsidiaries of NEER entered into agreements to invest in two of the four joint ventures, Mammoth Plains Energy Storage Project Company, LLC and Carousel Energy Storage Project Company, LLC, which will each build a battery storage project at an existing XPLR site. As of September 30, 2026, the XPLR OpCo subsidiaries had invested a total of approximately $13 million in these joint ventures which is reflected as investments in equity method investees on the condensed consolidated balance sheet. Also in July 2026, subsidiaries of XPLR OpCo sold interconnection assets and rights at each of the project sites to the respective joint venture for total consideration of approximately $26 million, and XPLR recognized a gain of $23 million in the third quarter of 2026.

Under the Agreement, XPLR has agreed to sell certain of its existing interconnection assets and rights at the two other operating sites to the two other joint ventures. XPLR has also agreed to sell interconnection assets and rights at a fifth location directly to a subsidiary of NEER. Total cash consideration for these sales will be approximately $19 million.

Under the Agreement, in August 2026, subsidiaries of XPLR OpCo sold additional interconnection assets and rights to a subsidiary of NEER for consideration of approximately $16 million, and XPLR recognized a gain of $10 million, and in October 2026, subsidiaries of XPLR OpCo received additional consideration of $4 million relating to expanded use of those interconnection assets and rights, and XPLR expects to recognize a gain of $4 million in the fourth quarter of 2026. Under the Agreement, XPLR intends to identify up to 300 MW of additional interconnection assets and rights to potentially sell to a subsidiary of NEER, but will not have the option to co-invest in battery storage projects at these locations. XPLR expects to use some or all of the proceeds from these sales of interconnection assets and rights to fund a portion of its co-investments in the four joint ventures. The Agreement contains customary representations, warranties and covenants by the parties, including certain indemnification terms and mutual remedies.

Sale of Interconnection Assets and Rights – In October 2026, subsidiaries of XPLR OpCo sold interconnection assets and rights to a subsidiary of NEER for a purchase price of approximately $12 million, and XPLR expects to recognize a gain of $8 million in the fourth quarter of 2026.

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

XPLR INFRASTRUCTURE, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
11. Commitments and Contingencies

Commitments – At September 30, 2026, XPLR OpCo had funding commitments related to four to-be-built battery storage projects. As of September 30, 2026, XPLR subsidiaries had invested approximately $13 million related to two of the projects which is reflected as investments in equity method investees on the condensed consolidated balance sheet and future funding commitments are estimated to be approximately $16 million and $286 million in 2026 and 2027, respectively. The estimated future funding commitments are subject to continuing review and adjustment and the actual amounts invested may vary from these estimates.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

XPLR is a limited partnership that, through its ownership in XPLR OpCo, has a partial ownership interest in clean energy infrastructure assets including wind, solar and battery storage projects and had an investment in natural gas pipeline assets, which was sold in September 2025 and has been presented as discontinued operations (see Note 1). XPLR consolidates the results of XPLR OpCo and its subsidiaries through its controlling interest in the general partner of XPLR OpCo. At September 30, 2026, XPLR owned an approximately 48.8% limited partner interest in XPLR OpCo and NEE Equity owned a noncontrolling 51.2% limited partner interest in XPLR OpCo. XPLR's financial results are shown on a consolidated basis with financial results attributable to NEE Equity reflected in noncontrolling interests.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(millions)
OPERATING REVENUES	$332	$315	$971	$939
OPERATING EXPENSES
Operations and maintenance	119	151	396	362
Depreciation and amortization	146	142	429	419
Goodwill impairment charge	—	—	—	253
Taxes other than income taxes and other – net	17	15	54	51
Total operating expenses – net	282	308	879	1,085
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	33	(2)	34	9
OPERATING INCOME (LOSS)	83	5	126	(137)
OTHER INCOME (DEDUCTIONS)
Interest expense	(22)	(94)	(216)	(344)
Equity in earnings of equity method investees	34	66	72	114
Other – net	4	5	20	13
Total other income (deductions) – net	16	(23)	(124)	(217)
INCOME (LOSS) BEFORE INCOME TAXES	99	(18)	2	(354)
INCOME TAX EXPENSE (BENEFIT)	6	43	(56)	(36)
INCOME (LOSS) FROM CONTINUING OPERATIONS	93	(61)	58	(318)
LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $2 and $8, respectively	—	(3)	—	(37)
NET INCOME (LOSS)	93	(64)	58	(355)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(42)	27	64	299
NET INCOME (LOSS) ATTRIBUTABLE TO XPLR	$51	$(37)	$122	$(56)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Operating Expenses

Operations and Maintenance
O&M expenses decreased $32 million during the three months ended September 30, 2026 primarily reflecting lower net operating expenses at the existing XPLR projects due to approximately $15 million of higher vendor credits in 2026 for unplanned O&M expenses and $15 million of lower dismantlement costs associated with repowering of wind facilities.

Gains (Losses) on Disposal of Businesses/Assets – net
Net gains (losses) on disposal of businesses/assets increased $35 million during the three months ended September 30, 2026 primarily reflecting the sale of interconnection assets and rights of approximately $33 million recognized in the quarter (see Note 10 – Sale and Co-Investment Agreement).

Other Income (Deductions)

Interest Expense
The decrease in interest expense of $72 million during the three months ended September 30, 2026 primarily reflects approximately $87 million of favorable mark-to-market activity ($88 million of gains recorded in 2026 compared to $1 million of gains in 2025), partly offset by $15 million of higher interest expense due to higher average debt outstanding with higher interest rates.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $32 million during the three months ended September 30, 2026 primarily due to the absence of the gain on sale of an equity method investment in solar distributed generation assets which was recognized in September 2025.

Income Taxes

For the three months ended September 30, 2026, XPLR recorded income tax expense of $6 million on income from continuing operations before income taxes of $99 million, resulting in an effective tax rate of approximately 6%. The tax expense is primarily comprised of $21 million at the U.S. federal statutory rate of 21%, partly offset by tax benefit of $15 million attributable to clean energy tax credits. See Note 5.

For the three months ended September 30, 2025, XPLR recorded income tax expense of $43 million on loss from continuing operations before income taxes of $18 million, resulting in an effective tax rate of approximately (239)%. The tax expense is primarily comprised of $57 million related to taxes attributable to noncontrolling interests and $8 million of state income taxes, partly offset by tax benefit of $20 million attributable to clean energy tax credits and $4 million at the U.S. federal statutory rate of 21%. See Note 5.

Loss from Discontinued Operations

Loss from discontinued operations reflects the results of the Meade pipeline investment and interest on related project-level indebtedness prior to the sale in September 2025. See Note 1.

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended September 30, 2026, the change in net loss (income) attributable to noncontrolling interests primarily reflects higher net income attributable to NEE Equity's noncontrolling interest of approximately $52 million ($87 million in 2026 compared to $35 million in 2025), lower net loss attributable to differential membership investors of $17 million ($119 million in 2026 compared to $136 million in 2025) and higher net income attributable to other noncontrolling interests of $6 million, partly offset by lower net income attributable to Class B noncontrolling membership interests of $6 million, primarily due to the buyout of the Class B noncontrolling membership interests in XPLR Renewables II in April 2025 and XPLR Pipelines in September 2025. See Note 10 – Noncontrolling Interests.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Operating Expenses

Operations and Maintenance
O&M expenses increased $34 million during the nine months ended September 30, 2026 primarily reflecting higher net operating expenses at the existing XPLR projects primarily due to approximately $44 million of lower vendor credits for unplanned O&M expenses compared to 2025, partly offset by $32 million of lower dismantlement costs associated with repowering of wind facilities. The increase in O&M expenses also reflects the absence of a true-up of CSCS fees which occurred in 2025 of approximately $11 million.

Goodwill Impairment Charge
The $253 million goodwill impairment charge recognized during the nine months ended September 30, 2025 reflects the non-cash goodwill impairment charge recognized in March 2025. See Note 4 – Nonrecurring Fair Value Measurements.

Gains (losses) on Disposal of Businesses/Assets – net

Net gains (losses) on disposal of businesses/assets increased $25 million during the nine months ended September 30, 2026 primarily reflecting the gain on sale of interconnection assets and rights of approximately $33 million recognized in the third quarter (see Note 10 – Sale and Co-Investment Agreement), partly offset by a working capital adjustment relating to the disposal of a business in 2025.

Other Income (Deductions)

Interest Expense
The decrease in interest expense of $128 million during the nine months ended September 30, 2026 primarily reflects approximately $220 million of favorable mark-to-market activity ($118 million of gains recorded in 2026 compared to $102 million of losses in 2025), partly offset by $92 million of higher interest expense due to higher average debt outstanding with higher interest rates.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees decreased $42 million during the nine months ended September 30, 2026 primarily due to the absence of the gain on sale of an equity method investment in solar distributed generation assets which was recognized in September 2025 and the absence of revenue reimbursement received at one of the equity method investments in 2025 relating to an interconnection-related outage in 2024.

Other – net
For the nine months ended September 30, 2026, the change in other – net primarily reflects the interest income earned on cash on hand during the period.

Income Taxes

For the nine months ended September 30, 2026, XPLR recorded income tax benefit of $56 million on income from continuing operations before income taxes of $2 million, resulting in an effective tax rate of approximately (2,800)%. The tax benefit is primarily comprised of tax benefits of approximately $70 million attributable to clean energy tax credits, partly offset by tax expense of $10 million related to taxes attributable to noncontrolling interests and $3 million related to valuation allowance. See Note 5.

For the nine months ended September 30, 2025, XPLR recorded income tax benefit of $36 million on loss from continuing operations before income taxes of $354 million, resulting in an effective tax rate of approximately 10%. The tax benefit is comprised primarily of income tax benefits of approximately $74 million at the U.S. federal statutory rate of 21%, $34 million attributable to clean energy tax credits and $7 million of state income taxes, partly offset by tax expense of $77 million related to taxes attributable to noncontrolling interests. See Note 5.

Loss from Discontinued Operations

Loss from discontinued operations reflects the results of the Meade pipeline investment and interest on related project-level indebtedness prior to the sale in September 2025. See Note 1.

Net Loss (Income) Attributable to Noncontrolling Interests

For the nine months ended September 30, 2026, the change in net loss attributable to noncontrolling interests primarily reflects the change in the net income or loss attributable to NEE Equity's noncontrolling interest of approximately $173 million ($142 million of net income in 2026 compared to $31 million of net loss in 2025) and lower net loss allocated to differential membership investors of $93 million ($431 million in 2026 compared to $524 million in 2025), partly offset by lower net income attributable to Class B noncontrolling membership interests of $34 million ($159 million in 2026 compared to $193 million in 2025), primarily due to the buyout of the Class B membership interests in XPLR Renewables II in April 2025 and XPLR Pipelines in September 2025. See Note 10 – Noncontrolling Interests.

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

Liquidity Position

At September 30, 2026, XPLR's liquidity position was approximately $1,564 million. The table below provides the components of XPLR’s liquidity position:

	September 30, 2026	Maturity Date
	(millions)
Cash and cash equivalents	$505
Amounts due under the CSCS agreement	4
Revolving credit facility	1,250	2031
Less borrowings(a)	(76)
Less issued letters of credit	(119)
Total	$1,564
____________________
(a)    In October 2026, $48 million was drawn on the XPLR OpCo credit facility and $34 million was repaid.

Management believes that XPLR's liquidity position and cash flows from operations will be adequate to finance O&M expenses, maintenance capital expenditures and liquidity commitments. Management continues to regularly monitor XPLR's financing needs consistent with prudent balance sheet management.

Financing Arrangements

XPLR OpCo and its direct subsidiary are parties to the $1,250 million revolving credit facility which matures in February 2031. In order to borrow or to have letters of credit issued under the XPLR OpCo credit facility, as well as to avoid default and related acceleration provisions, XPLR OpCo and its direct subsidiary are required to, among other things, be in compliance with financial covenants of a maximum leverage ratio and a minimum interest coverage ratio, as defined in the XPLR OpCo credit facility. At September 30, 2026, XPLR and its direct subsidiary were in compliance with these required ratios. Under the XPLR OpCo credit facility, XPLR OpCo's ability to pay cash distributions is subject to certain other restrictions. See Note 7.

During the nine months ended September 30, 2026, $76 million was drawn on the XPLR OpCo credit facility and indirect subsidiaries of XPLR borrowed approximately $523 million under one limited-recourse senior secured variable rate term loan facility. In June 2026, XPLR repaid the $500 million principal amount of its 2022 convertible notes at maturity. In October, 2026, $48 million was drawn on the XPLR OpCo credit facility and $34 million was repaid. See Note 7.

XPLR OpCo and certain indirect subsidiaries are also subject to financings that contain financial covenants and distribution tests, including debt service coverage ratios. In general, these financings contain covenants customary for these types of financings, including limitations on investments and restricted payments. Certain of XPLR's financings provide for interest payable at a fixed interest rate. However, certain of XPLR's financings accrue interest at variable rates based on an underlying index plus a margin. Interest rate contracts were entered into for certain of these financings to hedge against interest rate movements with respect to interest payments on the related borrowings. In addition, under the project-level financing structures, each project or group of projects will be permitted to pay distributions out of available cash so long as certain conditions are satisfied, including that reserves are funded with cash or credit support, no default or event of default under the applicable financing has occurred and is continuing at the time of such distribution or would result therefrom, and each project or group of projects is otherwise in compliance with the related covenants. For substantially all of the project-level financing structures, minimum debt service coverage ratios must be satisfied in order to make a distribution. At September 30, 2026, XPLR and its subsidiaries were in compliance with all financial debt covenants under their respective financing agreements.

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

Capital Expenditures

Annual capital spending plans are developed based on projected requirements for the projects. Capital expenditures primarily represent the estimated cost of capital improvements, including development and construction expenditures that are expected to increase XPLR OpCo’s operating income or operating capacity over the long term. Capital expenditures for projects that have already commenced commercial operations are generally not significant because most expenditures relate to repairs and maintenance and are expensed when incurred. For the nine months ended September 30, 2026 and 2025, XPLR had capital expenditures of approximately $510 million and $684 million, respectively, primarily relating to repowering of wind facilities. XPLR expects to invest approximately $302 million related to four joint ventures which will each develop, construct and operate a separate battery storage project which are expected to be completed in 2027 (see Note 11 – Commitments). These estimates are subject to continuing review and adjustments and actual capital expenditures and investments may vary significantly from these estimates.

Cash Flows

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended September 30,
	2026	2025	Change
	(millions)
Net cash provided by operating activities	$407	$553	$(146)
Net cash provided by (used in) investing activities	$(467)	$897	$(1,364)
Net cash used in financing activities	$(397)	$(1,003)	$606

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily driven by lower distributions from equity method investments, lower vendor credits for unplanned O&M expenses and the timing of transactions impacting working capital.

Net Cash Provided by (Used in) Investing Activities

	Nine Months Ended September 30,
	2026	2025
	(millions)
Capital expenditures and other investments	$(510)	$(684)
Proceeds from sale of equity method investments	—	1,139
Investments in equity method investees	(13)	—
Payments from related parties under CSCS agreement – net	7	114
Distributions from non-economic ownership interests	—	309
Other – net	49	19
Net cash provided by (used in) investing activities	$(467)	$897

The change in net cash provided by (used in) investing activities was primarily driven by the absence of proceeds from the sale of equity method investments and distributions from non-economic ownership interests, and lower payments received from NEER subsidiaries (net of amounts paid) under the CSCS agreement, partly offset by lower capital expenditures and other investments.

Net Cash Used in Financing Activities

	Nine Months Ended September 30,
	2026	2025
	(millions)
Proceeds from issuance of common units – net	$3	$4
Issuances (retirements) of long-term debt – net	(112)	581
Debt issuance costs	(10)	(49)
Partner contributions (distributions) – net	4	(390)
Proceeds related to differential membership interests – net	119	150
Buyout of differential membership investors	(181)	(75)
Payments to Class B noncontrolling interest investors	(67)	(71)
Buyout of Class B noncontrolling interest investors	(149)	(1,150)
Other – net	(4)	(3)
Net cash used in financing activities	$(397)	$(1,003)

The decrease in net cash used in financing activities primarily reflects lower buyouts of Class B noncontrolling interest investors and lower partner distributions, net of contributions, partly offset by retirements of long-term debt in 2026 versus issuances of long-term debt in 2025 and higher buyouts of differential membership investors in 2026.

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

XPLR has long-term debt instruments that subject it to the risk of loss associated with movements in market interest rates. At September 30, 2026, approximately 96% of the long-term debt, including current maturities, was not exposed to fluctuations in interest expense as it was either fixed rate debt or financially hedged. At September 30, 2026, the estimated fair value of XPLR's long-term debt was approximately $6.2 billion and the carrying value of the long-term debt was $6.1 billion. See Note 4 – Financial Instruments Recorded at Other than Fair Value. Based upon a hypothetical 10% decrease in interest rates, the fair value of XPLR's long-term debt would increase by approximately $108 million at September 30, 2026.

At September 30, 2026, XPLR had interest rate contracts with a net notional amount of approximately $2.0 billion related to managing exposure to the variability of cash flows associated with outstanding and expected future debt issuances and borrowings. Based upon a hypothetical 10% decrease in rates, XPLR’s net derivative assets at September 30, 2026 would decrease by approximately $51 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, XPLR had performed an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of XPLR's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of XPLR concluded that XPLR's disclosure controls and procedures were effective as of September 30, 2026.

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

Item 5. Other Information

(c)    During the three months ended September 30, 2026, no director or officer of XPLR adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

(d)    In accordance with the XPLR partnership agreement, on November 2, 2026, the XPLR board of directors modified the eligibility requirements for holders of units of XPLR (eligible holders) that wish to submit the name of a qualified director nominee for inclusion in XPLR’s proxy statement for the 2027 annual meeting of limited partners of XPLR (2027 annual meeting). Under the modified requirements, in order to submit a proxy access nominee for the 2027 annual meeting, an eligible holder must have owned the required units (in accordance with the definition of "own" and "required units" in the XPLR partnership agreement), continuously for at least three months prior to the date of nomination. Notice of a proxy access nominee for the 2027 annual meeting must be received by XPLR’s Corporate Secretary at 700 Universe Boulevard, Juno Beach, Florida 33408 no earlier than November 26, 2026 and no later than the close of business on December 26, 2026. Eligible holders who wish to submit nominees will be required to satisfy the requirements set forth in the XPLR partnership agreement.

Item 6. Exhibits

Exhibit Number	Description
10.2*
Interconnection Sales and Co-Investment Agreement, dated as of February 10, 2026, by and between NextEra Energy Resources Development, LLC and XPLR Infrastructure Operating Partners, LP (filed as Exhibit 10.19 to Form 10-K for the year ended December 31, 2025, File No. 1-36518)

10.2(a)*
First Amendment to Interconnection Sales and Co-Investment Agreement, dated as of May 29, 2026, by and between NextEra Energy Resources Development, LLC and XPLR Infrastructure Operating Partners, LP (filed as Exhibit 10.2(a) to Form 10-Q for the quarter ended June 30, 2026, File No. 1-36518)

10.2(b)*
Second Amendment to Interconnection Sales and Co-Investment Agreement, dated as of June 22, 2026, by and between NextEra Energy Resources Development, LLC and XPLR Infrastructure Operating Partners, LP (filed as Exhibit 10.2(b) to Form 10-Q for the quarter ended June 30, 2026, File No. 1-36518)

10.2(c)*
Third Amendment to Interconnection Sales and Co-Investment Agreement, dated as of July 27, 2026, by and between NextEra Energy Resources Development, LLC and XPLR Infrastructure Operating Partners, LP (filed as Exhibit 10.2(c) to Form 10-Q for the quarter ended June 30, 2026, File No. 1-36518)

10.2(d)
Fourth Amendment to Interconnection Sales and Co-Investment Agreement, dated as of August 28, 2026, by and between NextEra Energy Resources Development, LLC and XPLR Infrastructure Operating Partners, LP

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

Date:  November 3, 2026

XPLR INFRASTRUCTURE, LP
(Registrant)

WILLIAM J. GOUGH
William J. Gough Controller and Principal Accounting Officer (Principal Accounting Officer)